Form 10-K/A
period 1996-02-03
CYGNE DESIGNS INC
filed 1996-06-03
CIK 906782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 3, 1996.

                         Commission File Number 0-22102

                               CYGNE DESIGNS, INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                              04-2843286
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

1372 BROADWAY, NEW YORK, NEW YORK                                          10018
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (212) 354-6474

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

                                (Title of class)

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X       NO
                                    ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Registrant's Common Stock held by non-affiliates at April 24, 1996 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System):
$15,172,626. Common Stock outstanding as of April 24, 1996: 12,438,038 shares.

                    Documents incorporated by reference: None

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     The financial statements are included herein commencing on page F-1.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors:

                  The directors of the Company are as follows:

                                     Year First
                                       Became
Director                   Age        Director       Principal Occupation During the Past Five Years
- - --------                   ---        --------       -----------------------------------------------
Irving Benson              57           1984         President of the Company since the Company's incorporation in October
                                                     1984 and Vice Chairman since April 1994; founder of the
                                                     Company's predecessor in 1975.

James G. Groninger         52           1993         President of The Bay South Company since January 1995; Managing
                                                     Director of PaineWebber Incorporated from April 1988 through
                                                     December 1994.

Stuart B. Katz             41           1993         Senior Managing Director of Furman Selz Incorporated since January
                                                     1994; various other positions with Furman Selz Incorporated, including Managing Director and Senior Vice President, since 1985.

Bernard M. Manuel          48           1988         Chief Executive Officer of the Company since October 1988 and Chairman of the Board since December 1989.

Trevor J. Wright           51           1994         Executive Vice President--Design of the Company since June 1995;
                                                     Group Executive Design Director of the Company from April 1995 through June
                                                     1995; Design Director of Fenn, Wright and Manson, Incorporated, which was acquired by the Company in April 1994, and its predecessors since 1973.

     Mr. Wright was appointed a director of the Company upon the consummation of the Company's acquisition of Fenn, Wright and Manson, Incorporated ("FWM") in April 1994 (the "FWM Acquisition") pursuant to the terms of the Purchase Agreement, dated as of December 7, 1993, as amended, by and among the Company, FWM and Fenn Wright and Manson (Antilles) N.V. ("FWM N.V."). Pursuant to the terms of the Purchase Agreement, so long as Mr. Wright remains a director of the Company, he will be consulted regarding future additions to the Company's Board of Directors, but will have no veto rights over any such appointment. See "Item
1. Business--Company History," "Item 11. Executive Compensation-Employment Agreements" and "Item 13. Certain Relationships and Related Transactions."

     Mr. Groninger is a director of Designs, Inc. and NPS Pharmaceuticals. Mr. Manuel is a director of Designs, Inc.

     In September 1993 the Company established an Audit Committee and a Compensation Committee, each consisting of Messrs. Groninger and Katz. The Audit Committee is charged with reviewing the Company's annual audit and meeting with the Company's independent accountants to review the Company's internal controls and financial management practices, and the Compensation Committee reviews compensation practices, recommends compensation for the Company's executives and key employees and functions as the Committee under the Company's 1993 Stock Option Plan. The Compensation Committee met once and acted five times by unanimous written consent during the year ended February 3, 1996. The Audit Committee met three times during the year ended February 3, 1996.

     During the fiscal year ended February 3, 1996, the Board of Directors held eight meetings and acted twice by unanimous written consent in lieu of a meeting. Each director attended at least 75% of the meetings of the Board of Directors and of all committees of the Board of Directors on which he served during the fiscal year ended February 3, 1996.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

     Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the fiscal year ended February 3, 1996 all
Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

Executive Officers:

     See "Item 1. Business - Executive Officers of the Registrant."

Item 11. EXECUTIVE COMPENSATION.

     The following table shows all the cash compensation paid or to be paid by the Company or its subsidiaries as well as certain other compensation paid or accrued during the fiscal years indicated to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company for such period in all capacities in which they served.


                                             SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION

                                                                                              Securities
                                                                       Other Annual            Underlying           All Other
                             Year                Salary      Bonus     Compensation           Options/SARs        Compensation (1)
                             ----                ------      -----     ------------           ------------        ----------------
Bernard M. Manuel            1995               $458,429       -              -                      -                 $   -
Chairman of the Board        1994               $452,115       -              -                   55,000                 355
and Chief Executive          1993               $385,011       -              -                   55,000                 348
Officer

Irving Benson                1995               $503,500       -            $11,705(2)               -                  $900
Vice Chairman and            1994               $452,115       -            $11,705(2)            55,000                 917
President                    1993               $381,101       -            $10,965               55,000                 900


W. Glynn Manson              1995               $362,200       -            $12,000(2)                 -                   -
Formerly Vice Chairman of    1994               $102,300       -            $26,231(4)            40,000                   -
the Company and Chief
Operating Officer of the
GJM Group(3)

Trevor J. Wright             1995               $292,207       -              -                      -                $3,648(6)
Executive Vice President     1994               $247,920(5)    -            $ 5,013(2)            21,500              $6,555(6)
- - --Design


Gary C. Smith                1995               $273,995       -              -                   78,750(7)             $361
Senior Vice President--      1994               $253,846       -              -                   30,000                 208
Manufacturing                1993               $228,172       -              -                   30,000                 204


(1) Consists of certain insurance premiums on term life insurance paid by the Company for the benefit of the named individuals.

(2)  Represents a car allowance provided to the executive.

(3) Compensation amounts reflected for 1994 are for the period beginning October 7, 1994, the date Mr. Manson commenced his employment with the Company, through January 28, 1995, the last day of the Company's 1994 fiscal year. Mr. Manson resigned as an officer of the Company and its subsidiaries on February 9, 1996 and as a director of the Company on April 17, 1996.

(4)  Represents a housing allowance provided to Mr. Manson.

(5) Compensation amounts reflected for 1994 are for the period beginning April 7, 1994, the date Mr. Wright commenced his employment with the Company, through January 28, 1995, the last day of the Company's 1994 fiscal year.

(6) Includes $3,295 and $6,234 for 1995 and 1994, respectively, representing the Company's matching contribution pursuant to its 401(k) defined contribution plan.

(7) Consists of 58,750 shares issuable upon the exercise of options that were granted during 1994 and 1993 which were repriced during 1995 and 20,000 shares issuable upon the exercise of options that were both granted and repriced during 1995. See "--Ten Year Option Repricings."

     The following table sets forth information with respect to option grants during the fiscal year ended February 3, 1996 to the persons named in the Summary Compensation Table.

                                                   OPTION GRANTS IN LAST FISCAL YEAR

                        Number of
                        Securities      % of Total        Exercise      Market                     Potential Realizable Value at
                        Underlying      Options Granted    or Base      Price on                       Assumed Annual Rates of
                         Options        to Employees in     Price        Date          Date         Stock Price Appreciation for
                      Granted (#)(1)    Fiscal Year (2)    ($/Sh)      of Grant     Expiration            Option Term (3)
                      --------------    --------------    --------     ---------    ----------     ------------------------------
                                                                                                    5% ($)              10% ($)
                                                                                                    ------              -------
Bernard M. Manuel           -                 -               -            -             -              -                   -

Irving Benson               -                 -               -            -             -              -                   -

W. Glynn Manson             -                 -               -            -             -              -                   -

Trevor J. Wright            -                 -               -            -             -              -                   -

Gary C. Smith           28,750(4)           2.1%            $2.00        $2.00        4/14/03       $23,431             $54,539

Gary C. Smith           30,000(5)           2.2%            $2.00        $2.00        5/30/04       $28,680             $68,610

Gary C. Smith           20,000(6)           1.5%            $2.00        $2.00        3/19/05       $22,080             $54,320


(1) Options granted under the Company's 1993 Stock Option Plan become immediately exercisable upon a change in control of the Company.

(2) Based upon options to purchase 1,341,500 shares granted to all employees in the fiscal year ended February 3, 1996 (including options to purchase shares that were granted in prior years and were reprived during the Fiscal year ended February 3, 1996). See "--Ten Year Option Repricings."

(3) These amounts represent assumed rates of appreciation in the price of the Company's Common Stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the Common Stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in this table will be achieved.

(4) These options are presently exercisable as to 21,250 shares and these options will become exercisable as to an additional 7,500 shares on April 15, 1997.

(5) These options are presently exercisable as to 15,000 shares and these options will become exercisable as to an additional 7,500 shares on each of May 31, 1997 and May 31, 1998.

(6) These options are presently exercisable as to 5,000 shares and these options will become exercisable as to an additional 5,000 shares on each of March 21, 1997, March 21, 1998 and March 21, 1999.

     The following table sets forth information with respect to (i) stock options exercised in the fiscal year ended February 3, 1996 by the persons named in the Summary Compensation Table and (ii) unexercised stock options held by such individuals on February 3, 1996.


                                              AGGREGATED OPTION EXERCISES
                                 IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                  Number of Unexercised                  Value of Unexercised,
                                                                     Options Held at                    In-the-Money Options at
                                                                   Fiscal Year End (#)                    Fiscal Year End (1)
                                                              -------------------------------       -----------------------------
                         Shares
                       Acquired on            Value
      Name            Exercise (#)          Realized           Exercisable    Unexercisable          Exercisable    Unexercisable
      ----            ------------          ---------          -----------    -------------          -----------    -------------
Bernard M. Manuel ...       -                  -                 41,250           68,750                  $ 0           $ 0

Irving Benson .......       -                  -                 41,250           68,750                  $ 0           $ 0

W. Glynn Manson .....       -                  -                 10,000           30,000                  $ 0           $ 0

Trevor J. Wright ....       -                  -                  5,375           16,125                  $ 0           $ 0

Gary C. Smith .......       -                  -                 21,250           57,500                  $ 0           $ 0

- - ------------------

(1) Based on a closing stock price of the Company's Common Stock on February 2, 1996 of $1.1875.

TEN-YEAR OPTION REPRICINGS

         The following table sets forth information related to each option repricing during the last ten years of options to purchase the Company's Common Stock held by any Executive Officer of the Company. The vesting terms and expiration dates were not amended at the time of repricing.

                                              TEN-YEAR OPTION REPRICINGS
                                                                                                                   Length of
                                                                                                               Original Option
                                                                                                                     Term
                                           Number of          Market Price of   Exercise Price                   Remaining at
                                             Options           Stock at Time      at Time of         New           Date of
                                           Repriced or        or Repricing or    Repricing or     Exercise       Repricing or
      Name                Date               Amended            Amendment          Amendment        Price         Amendment
      ----                ----             -----------        ---------------   --------------    --------      ----------------
Paul D. Baiocchi        10/11/95             10,000               $2.00             $20.50          $2.00         102 months

Paul D. Baiocchi        10/11/95              5,000               $2.00             $18.50          $2.00         104 months

Paul D. Baiocchi        10/11/95             10,000               $2.00             $10.00          $2.00         113 months

Roy E. Green            10/11/95             30,000               $2.00             $ 4.00          $2.00          90 months

Roy E. Green            10/11/95             30,000               $2.00             $18.50          $2.00         104 months

Roy E. Green            10/11/95             20,000               $2.00             $10.00          $2.00         113 months

Gary C. Smith           10/11/95             28,750               $2.00             $ 4.00          $2.00          90 months

Gary C. Smith           10/11/95             30,000               $2.00             $18.50          $2.00         104 months

Gary C. Smith           10/11/95             20,000               $2.00             $10.00          $2.00         113 months


EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements, effective as of May 1, 1993, with Irving Benson, Roy Green and Gary Smith for initial three-year terms ending April 30, 1996 and has entered into an amended and restated employment agreement with Bernard Manuel, effective as of January 1, 1995, for an initial term ending April 30, 1996. Each of such employment agreements have been automatically renewed for a one year term ending April 30, 1997. The Company has also entered into an employment agreement, effective as of April 4, 1994, with Paul Baiocchi, the Company's Vice President, General Counsel and Secretary, which has been automatically renewed until April 3, 1997. In connection with the FWM Acquisition, the Company entered into an employment agreement, effective as of April 7, 1994, with Trevor Wright for a three-year term ending April 6, 1997. See "Certain Transactions."

     Each of the foregoing agreements (collectively, the "Employment Agreements") provides for automatic renewal for successive one year terms unless either party notifies the other to the contrary at least 90 days prior to its expiration. The Employment Agreements require each employee to devote substantially all of his time and attention to the business of the Company as necessary to fulfill his duties. Pursuant to the Employment Agreements Messrs. Manuel, Benson, Wright, Green, Smith and Baiocchi are currently entitled to an annual salary at a rate of $494,000, $494,000, $306,000, $234,612, $271,656 and
$195,000, respectively, subject to annual cost of living increases. The Employment Agreements also provide for the payment of bonuses in such amounts as may be determined by the Board. Under the Employment Agreements, the employee may terminate his employment upon 30 days' notice. The Employment Agreements provide that in the event the employee's employment is terminated by the Company at any time for any reason other than justifiable cause, disability or death, or the Company shall fail to renew the agreement at any time within two years following a "Change of Control of the Company," the Company shall pay the employee the employee's base salary and permit participation in benefit programs for the greater of (i) the remaining term of the agreement or (ii) two years (in the case of Messrs. Manuel, Benson and Wright), one year (in the case of Messrs. Green and Smith) or six months (in the case of Mr. Baiocchi). In the event the Company elects not to renew the agreement (other than within two years following a "Change in Control of the Company"), the Company will, (a) in the case of Messrs. Manuel, Benson and Wright, pay the employee a severance payment equal to the lesser of (i) two months' salary plus one sixth of the employee's most recently declared bonus for each year the employee has been employed by the Company or (ii) one year's annual salary, (b) in the case of Messrs. Green and Smith, pay the employee a severance payment equal to the lesser of (i) one month's salary plus one-twelfth of the employee's most recently declared bonus for each year the employee has been employed by the Company or (ii) six months' salary, and (c), in the case of Mr. Baiocchi, pay him a severance payment equal to the lesser of (i) one month's salary plus one-twelfth of his most recently declared bonus for each year he has been employed by the Company or (ii) three months' salary. Each agreement contains confidentiality provisions, whereby each executive agrees not to disclose any confidential information regarding the Company, as well as non-competition covenants. The non-competition covenants survive the termination of an employee's employment for the greater of (i) the remaining term of the agreement or (ii) two years (in the case of Messrs. Manuel, Benson and Wright), one year (in the case of Messrs. Green and Smith), and six months (in the case of Mr. Baiocchi) except in the event the Company elects not to renew the agreement, terminates the employee's employment within two years following a "Change in Control of the Company" or fails to make required severance payments.

     For purposes of the Employment Agreements, a "Change in Control of the Company" shall be deemed to occur if (i) there shall be consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (ii) the stockholders of the Company shall approve any plan or proposal for liquidation or dissolution of the Company, or (iii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act), shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange
Act) of 40% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and the Company, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

     The Employment Agreements also provide that if, in connection with a change of ownership or control of the Company or a change in ownership of a substantial portion of the assets of the Company (all within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code")), an excise tax is payable by the employee under Section 4999 of the Code, then the Company will pay to the employee additional compensation which will be sufficient to enable the employee to pay such excise tax as well as the income tax and excise tax on such additional compensation, such that, after the payment of income and excise taxes, the employee is in the same economic position in which he would have been if the provisions of Section 4999 of the Code had not been applicable.

     During October 1994 the Company acquired the business operations of GJM International Limited (the "GJM Acquisition"). In connection with the GJM Acquisition, the Company and Mr. Manson entered into an employment agreement for a three year term commencing on October 7, 1994, having terms substantially similar to the terms of the employment agreement between the Company and Mr. Benson, except that Mr. Manson's salary was $395,000 per annum. During February 1996 the Company sold substantially all of the assets relating to its GJM operations (the "GJM Disposition"). Mr. Manson ceased to be employed as an officer of the Company on February 9, 1996 and as a director of the Company on April 17, 1996.

     In connection with the FWM Acquisition, Mr. Wright was granted, pursuant to the Company's 1993 Stock Option Plan, options to purchase 21,500 shares of Common

Stock at an exercise price of $22.75, the fair market value of the Common Stock on the date of grant (April 7, 1994), such options to become exercisable in four equal annual installments commencing on the first anniversary of the date of grant. In connection with the GJM Acquisition, Mr. Manson was granted options to purchase 40,000 shares of Common Stock at an exercise price of $20.50, the fair market value of the Common Stock on the date of grant (October 7, 1994), such options to become exercisable in four equal installments commencing on the first anniversary of the date of grant. In connection with the GJM Disposition, the term of such options were extended to October 7, 1999 and options to purchase an additional 40,000 shares of the Company's Common Stock at an exercise price of $1.00 per share (the fair market value on the date of grant) for a period of five years were granted on February 9, 1996; however, such options immediately terminate if the value of certain assets sold in the GJM Disposition as finally determined in the post-closing audit of the net assets is substantially less than the initial estimated value.

COMPENSATION OF DIRECTORS

     Each non-employee director of the Company receives $3,500 for each Board of Directors meeting attended, and $1,500 for each meeting of any committee of the Board of Directors attended. In addition, directors who are not employees of the Company are compensated through stock options.

     The Company has adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), pursuant to which options to acquire a maximum of an aggregate of 100,000 shares of Common Stock may be granted to non-employee directors. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for the automatic grant to each of the Company's non-employee directors of (1) an option to purchase 10,000 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors, and (2) an option to purchase 2,000 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on such anniversary date a non-employee director. The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and become exercisable in four equal annual installments commencing on the first anniversary of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors'
Plan). The options may be exercised by payment in cash, check or shares of Common Stock. On April 15, 1993 Mr. Groninger was elected as a director of the Company and was granted an option to purchase 10,000 shares of Common Stock at a purchase price of $4.00 per share, the fair market value of the Common Stock on the date of grant. On September 28, 1993 Mr. Katz was elected as a director of the Company and was granted an option to purchase 10,000 shares of Common Stock at a purchase price of $16.875 per share, the fair market value of the Common Stock on the date of grant. On each of April 15, 1994, April 15, 1995 and April 15, 1996, the anniversary dates of his initial election to the Board of Directors, Mr. Groninger was granted options to purchase 2,000 shares of Common Stock at a purchase price of $23.50, $11.75 and $1.75 per share, respectively, the fair market values of the Common Stock on the dates of grant. On each of September 28, 1994 and September 28 1995, the anniversary dates of his initial election to the Board of Directors, Mr. Katz was granted options to purchase 2,000 shares of Common Stock at a purchase price of $22.50 and $3.25 per share, respectively, the fair market values of the Common Stock on the dates of grant.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of April 30, 1996 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the SEC) of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table (see "Item 11. Executive Compensation"); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                                           Amount and Nature of
                                           Beneficial Ownership    Percentage of
       Name and Address                     of Common Stock (1)     Common Stock
       ----------------                    ---------------------   -------------
Limited Direct Associates, L.P.
c/o The Limited, Inc.
Three Limited Parkway
Post Office Box 16000

Columbus, Ohio  43230 (2)....................        854,319            6.9%

Cleveland Investment Limited
5/F Ho Lee Commercial Building
38-44 D'Aguilar Street Central

Hong Kong (3)................................        622,285            5.0%

Irving Benson and Dianne Benson (4)..........      1,452,650           11.6%

James G. Groninger (5).......................         29,000               *

Stuart B. Katz (6)...........................          5,500               *

Bernard M. Manuel and

Isabelle Manuel (7)..........................      1,823,804           14.6%

W. Glynn Manson (8)..........................        503,181            4.0%

Trevor J. Wright (9).........................        151,479            1.2%

Roy E. Green (10)............................        365,178            2.9%

Gary C. Smith (11)...........................         41,250               *

Directors and executive officers as a group
(9 persons) (4)(5)(6)(7)(9)(10)(11)(12)......       3,843,861           30.3%
- - ----------
* Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(2) This figure is based upon information set forth in an amended Schedule 13D dated October 13, 1994, filed by Limited Direct Associates, L.P. (the "Limited Partnership") with the SEC. The Limited Partnership, a limited partnership consisting of a wholly-owned subsidiary and certain operating divisions of The Limited, Inc., has granted each of Messrs. Benson and Manuel the right to vote 382,500 shares for a period of three years ending July 29, 1996.

(3) It is anticipated that Cleveland Investment Limited will enter into a voting agreement pursuant to which it will agree to vote all shares of Common Stock owned by it in favor of the Ann Taylor Disposition.

(4) Consists of 885,061 shares owned by Irving Benson, 116,339 shares owned by Mr. Benson's wife, Dianne Benson, 68,750 shares issuable pursuant to options which are exercisable within 60 days of April 30, 1996, and 382,500 shares purchased by the Limited Partnership on July 29, 1993 but with respect to which Mr. Benson has been granted the right to vote for a period of three years ending July 29, 1996. Mr. and Mrs. Benson, however, each disclaim any beneficial ownership of the other's shares. Mr. Benson disclaims beneficial ownership of the shares owned by the Limited Partnership that he has the right to vote. Does not include an aggregate of 123,839 shares owned by Mr. and Mrs. Benson's two children nor an aggregate of 41,250 shares which are the subject of options granted to Mr. Benson which are not exercisable within 60 days of April 30, 1996. It is anticipated that Mr. and Mrs. Benson will enter into a voting agreement pursuant to which they will agree to vote all shares of Common Stock owned by them in favor of the Ann Taylor Disposition. Mr. Benson's address is c/o the Company, 1372 Broadway, New York, New York 10018.

(5) Includes 9,000 shares issuable pursuant to options which are exercisable within 60 days of April 30, 1996. Does not include 7,000 shares which are the subject of options which are not exercisable within 60 days of April 30, 1996.

(6) Consists of shares issuable pursuant to options which are exercisable within 60 days from April 30, 1996. Does not include 8,500 shares which are the subject of options which are not exercisable within 60 days of April 30, 1996.

(7) Includes 1,147,215 shares owned by Bernard M. Manuel, 161,339 shares owned by Mr. Manuel's wife, Isabelle Manuel, 64,000 shares owned by The Bernard
     M. Manuel Foundation (the "Foundation"), of which Mr. Manuel is the sole trustee, 68,750 shares issuable pursuant to options which are exercisable within 60 days of April 30, 1996, and 382,500 shares purchased by the Limited Partnership on July 29, 1993 but with respect to which Mr. Manuel has been granted the right to vote for a period of three years ending July 29, 1996. Mr. and Mrs. Manuel, however, each disclaim any beneficial ownership of the other's shares. Mr. Manuel disclaims beneficial ownership of the shares owned by the Limited Partnership which he has the right to vote and the shares owned by the Foundation which he has the right to vote. Does not include 322,678 shares owned by The Bernard M. Manuel 1992 Irrevocable Trust for Children established by Mr. Manuel for the benefit of his children nor an aggregate of 41,250 shares which are the subject of options granted to Mr. Manuel which are not exercisable within 60 days of April 30, 1996. It is anticipated that Mr. and Mrs. Manuel will enter into a voting agreement pursuant to which they will agree to vote all shares of Common Stock owned by them in favor of the Ann Taylor Disposition. Mr. Manuel's address is c/o the Company, 1372 Broadway, New York, New York 10018.

(8) Includes 493,181 shares owned by G.J.M. International Limited ("GJM International"), a corporation of which Mr. Manson is the beneficial sole shareholder. In connection with the GJM Acquisition, GJM International has granted to six individuals options to purchase an aggregate of 80,730 shares of the Company's Common Stock owned by GJM International at a purchase price of $.01 per share. Also includes 10,000 shares issuable pursuant to options exercisable within 60 days of April 30, 1996. It is anticipated that GJM International will enter into a voting agreement pursuant to which it will agree to vote all shares of Common Stock owned by it in favor of the Ann Taylor Disposition. Does not include 70,000 shares which are subject to options which are not exercisable within 60 days of April 30, 1996.

(9) Consists of 140,729 shares of Common Stock owned by FWM N.V. which Mr. Wright may be deemed to beneficially own by reason of his ownership of 23.41% of the outstanding shares of the indirect sole stockholder of FWM N.V. and 10,750 shares issuable pursuant to options which are exercisable within 60 days of April 30, 1996. It is anticipated that FWM N.V. will enter into to a voting agreement pursuant to which it will agree to vote all 601,148 shares of Common Stock owned by it in favor of the Ann Taylor Disposition. Does not include 10,750 shares which are the subject of options which are not exercisable within 60 days of April 30, 1996. See "Certain Relationships and Related Transactions."

(10) Consists of 322,678 shares owned by The Bernard M. Manuel 1992 Irrevocable Trust for Children, of which Mr. Green is Trustee, and 42,500 shares issuable pursuant to options which are exercisable within 60 days of April 30, 1996. Mr. Green disclaims beneficial ownership of the shares owned by the trust. Does not include 37,500 shares which are the subject of options granted to Mr. Green which are not exercisable within 60 days of April 30, 1996. It is anticipated that Mr. Green individually and in his capacity as trustee of the Bernard M. Manuel 1992 Irrevocable Trust for Children will enter into a voting agreement pursuant to which he will agree to vote all shares of Common Stock owned by him in favor of the Ann Taylor Disposition.

(11) Consists of shares issuable pursuant to options which are exercisable within 60 days of April 30, 1996. Does not include 37,500 shares which are the subject of options which are not exercisable within 60 days of April 30, 1996.


(12) Includes 10,000 shares issuable pursuant to options granted to an executive officer not listed above which are exercisable within 60 days of April 30, 1996, but does not include 15,000 shares which are subject to options granted to such executive officer which are not exercisable within 60 days of April 30, 1996. Does not include shares owned by W. Glynn Manson, who ceased to be employed as an officer of the Company on February 9, 1996.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended February 3, 1996, the Company sold to The Limited, Inc. approximately $184,228,000 of merchandise. From time to time The Limited, Inc. has provided financing to or purchased fabric on behalf of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     On April 7, 1995, the Company sold all of the outstanding shares of Fenn, Wright and Manson Limited, a United Kingdom corporation which produces women's and men's sportswear for sale in the United Kingdom ("FWM U.K.") and certain brand name rights to FWM N.V. in exchange for 600,000 shares of the Company's Common Stock owned by FWM N.V. (the "FWM U.K. Sale"). On April 7, 1995, the closing sale price of the Common Stock was $11.25. In connection with the FWM U.K. Sale, Mr. Fenn resigned as an officer and director of the Company in order to pursue the business of FWM U.K. Messrs. Fenn and Wright beneficially own 26.58% and 23.41%, respectively, of FWM N.V. through their ownership of Plymouth Holdings Limited, the indirect sole shareholder of FWM N.V. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     FWM leased approximately 50,000 square feet of warehouse and office space in Melville, New York from Plymouth Properties Inc. ("PPI") under a lease entered into on December 31, 1991. PPI is a wholly-owned subsidiary of Plymouth Holdings Limited, the indirect sole shareholder of FWM N.V. Such lease provided for annual rental payments (exclusive of escalation adjustments) of approximately $312,000 and a termination date of December 31, 1996. Messrs. Fenn and Wright own 26.58% and 23.41%, respectively, of the outstanding shares of Plymouth Holdings Limited. In connection with the FWM U.K. Sale, the lease was amended and the Company terminated the lease of the Melville warehouse effective October 31, 1995.

     During February 1996 the Company sold substantially all of the assets relating to its GJM operations. In connection with the GJM Disposition, W. Glynn Manson, a former director and executive officer of the Company, entered into an agreement with the Company (the "Manson Agreement"), pursuant to which each of the Company and Mr. Manson agreed to release the other in respect of any or all actions arising out of the GJM Acquisition, Mr. Manson's employment, the GJM Disposition or any other matter. In addition, among other things, the Manson Agreement provided that (i) Mr. Manson's employment with the Company was terminated; (ii) the term of the options to purchase 40,000 shares of the Company's Common Stock at an exercise price of $20.50 per share (the fair market value on the date of grant) that were granted on October 7, 1994 in connection with the GJM Acquisition and would have expired on May 9, 1996 as a result of the termination of Mr. Manson's employment, were extended to October 7, 1999; however said options immediately terminate if the value of certain assets sold in the GJM Disposition as finally determined in the post-closing audit of the net assets is substantially less than the initial estimated value; and (iii) options to purchase 40,000 shares of the Company's Common Stock at an exercise price of $1.00 per share (the fair market value on the date of grant) for a period of five years were granted on February 9, 1996; however said options immediately terminate if the value of certain assets sold in the GJM Disposition as finally determined in the post-closing audit of the net assets is substantially less than the initial estimated value.

     The law firm of Fulbright & Jaworski L.L.P. performed legal services for the Company during the Company's past and present fiscal years and is expected to continue to perform legal services during the present fiscal year. Paul Jacobs, a former director of the Company, is a partner in the firm of Fulbright & Jaworski L.L.P.

                      Cygne Designs, Inc. and Subsidiaries

                              Financial Statements

                   Index to Consolidated Financial Statements

Financial Statements

Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets as of February 3, 1996 and January 28, 1995.....F-3
Consolidated Statements of Operations for Each of the Three
   Years in the Period Ended February 3, 1996...............................F-4
Consolidated Statements of Stockholders' Equity
   for Each of the Three Years in the Period Ended February 3, 1996.........F-5
Consolidated Statements of Cash Flow for Each of the Three Years
   in the Period Ended February 3, 1996.....................................F-6
Notes to Consolidated Financial Statements..................................F-8

Schedule

Schedule II--Valuation and Qualifying Accounts..............................F-32

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors and Stockholders
Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheets of Cygne Designs, Inc. and Subsidiaries as of February 3, 1996 and January 28, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 3, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries at February 3, 1996 and January 28, 1995 and the consolidated results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended February 3, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             ERNST & YOUNG LLP

New York, New York
April 15, 1996
   except for Note 7,
   as to which the date is
   May 15, 1996


                      Cygne Designs, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                 February           January
                                                                                 3, 1996           28, 1995
                                                                            -------------------------------------
                                                                                  ($ In thousands, except
                                                                                     per share amounts)
ASSETS
Current assets:
   Cash (includes restricted cash of $6,644 at January 28, 1995)                $   5,487          $  14,202
   Trade accounts receivable, net                                                  35,117             64,921
   Inventory                                                                       29,999             57,570
   Other receivables and prepaid expenses                                           8,150             15,966
   Assets held for sale                                                            15,200                  -
   Deferred income taxes                                                            4,066              2,602
                                                                            -------------------------------------
Total current assets                                                               98,019            155,261
Fixed assets, net                                                                  13,533             14,652
Other assets including intangibles                                                    803              6,075
Deferred income taxes                                                               2,000                881
Goodwill, net                                                                       2,790             76,659
                                                                            -------------------------------------
Total assets                                                                    $ 117,145          $ 253,528
                                                                            =====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                        $   1,593          $   1,045
   Bank facility                                                                  35,860             37,844
   Trade facility                                                                    8,945              3,562
   Accounts payable                                                                32,928             42,429
   Accrued expenses                                                                14,083             13,440
   Income taxes payable                                                             5,677              7,081
   Current portion of long-term debt                                                2,047              1,829
                                                                            -------------------------------------
Total current liabilities                                                         101,133            107,230
Long-term debt                                                                      1,562              1,460
Deferred rent credits                                                               1,386                635
                                                                            -------------------------------------
Total liabilities                                                                 104,081            109,325
Minority interests in subsidiaries                                                  4,018              2,511
Stockholders' equity:
   Preferred Stock, $0.01 par value; 4,000,000 shares authorized,
     none issued and outstanding                                                        -                  -
   Common Stock, $0.01 par value; 75,000,000 shares authorized;
     12,438,038 (February 3, 1996) and 12,979,750 (January 28, 1995)
     shares issued and outstanding                                                    124                130
   Paid-in-capital                                                                120,918            127,716
   (Accumulated deficit) retained earnings                                       (111,999)            14,059
   Foreign currency translation adjustment                                              3               (213)
                                                                            -------------------------------------
Total stockholders' equity                                                          9,046            141,692
                                                                            -------------------------------------
Total liabilities and stockholders' equity                                      $ 117,145          $ 253,528
                                                                            =====================================

See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                                   Year ended
                                                            ---------------------------------------------------
                                                                 February           January         January
                                                                 3, 1996            28, 1995        29, 1994
                                                            ---------------------------------------------------
                                                                    (In thousands, except per share amounts)

Net sales                                                      $ 540,063            $516,105        $220,201
Cost of goods sold                                               510,761             433,700         181,326
                                                            ---------------------------------------------------
Gross profit                                                      29,302              82,405          38,875
Selling, general and administrative expenses                      72,182              54,261          23,794
Gain on sale of subsidiary                                        (4,742)                  -               -
Loss on sale of GJM business, net                                 31,239                   -               -
Write-off of goodwill                                             48,949                   -               -
Amortization of intangibles                                        3,425               2,505             137
                                                            ---------------------------------------------------
(Loss) income from operations                                   (121,751)             25,639          14,944
Interest expense                                                   8,813               7,620           4,272
                                                            ---------------------------------------------------
(Loss) income before income taxes and
   minority interests                                           (130,564)             18,019          10,672
(Benefit) provision for income taxes                              (6,216)              5,568           3,897
                                                            ---------------------------------------------------
(Loss) income before minority interests                         (124,348)             12,451           6,775
Income attributable to minority interests                          1,710               1,642             631
                                                            ---------------------------------------------------
Net (loss) income                                              $(126,058)           $ 10,809        $  6,144
                                                            ===================================================
Net (loss) income per share                                    $  (10.04)           $   0.93        $   0.92
                                                            ===================================================

Weighted average number of common and common equivalent
   shares outstanding                                             12,550         11,658           6,705


See accompanying notes.



                      Cygne Designs, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity



                                                               Common Stock
                                                         -----------------------
                                                            Number                 Paid-in
                                                           Of Shares   Amount      Capital
                                                         ----------------------------------------
                                                                   (In thousands)
Balance at January 30,1993                                   3,025     $   30      $  3,738
  Exchange of Company Common Stock for
    common stock of affiliates                               2,075         21            (3)
  Issuance of Common Stock in initial public offering        2,760         27        24,515
  Issuance of Common Stock to purchase companies               150          2         2,923
  Foreign currency translation adjustment
  Net income for year ended January 29, 1994
                                                         ----------------------------------------
Balance at January 29, 1994                                  8,010         80        31,173
  Issuance of Common Stock for purchases of companies        2,650         26        57,298
  Issuance of Common Stock in public offering                2,300         23        39,113
  Issuance of Common Stock upon exercise of stock
    options                                                     16          1            62
  Issuance of Common Stock for services rendered                 4                       70
  Foreign currency translation adjustment
  Net income for year ended January 28, 1995
                                                         ----------------------------------------
Balance at January 28, 1995                                 12,980        130       127,716
  Receipt and retirement of common stock from sale
    of subsidiary                                             (600)        (6)       (7,494)
  Issuance of Common Stock for purchases of companies           53                      675
  Issuance of Common Stock upon exercise of stock
    options                                                      5                       21
  Foreign currency translation adjustment
  Net loss for year ended February 3, 1996
                                                         ----------------------------------------
 Balance at February 3, 1996                                12,438     $  124      $120,918
                                                         ========================================






                                                          Common Stock       Foreign      Retained
                                                           And Paid-in        Currency     Earnings
                                                           Capital of       Translation  (Accumulated
                                                           Affiliates        Adjustment     Deficit)        Total
                                                        ----------------------------------------------------------------
                                                                              (In thousands)

Balance at January 30,1993                                  $   18           $            $  (2,894)       $      892
  Exchange of Company Common Stock for
    common stock of affiliates                                 (18)
  Issuance of Common Stock in initial public offering                                                          24,542
  Issuance of Common Stock to purchase companies                                                                2,925
  Foreign currency translation adjustment                                       (6)                                (6)
  Net income for year ended January 29, 1994                                                  6,144             6,144
                                                         ---------------------------------------------------------------
Balance at January 29, 1994                                                     (6)           3,250            34,497
  Issuance of Common Stock for purchases of companies                                                          57,324
  Issuance of Common Stock in public offering                                                                  39,136
  Issuance of Common Stock upon exercise of stock
    options                                                                                                        63
  Issuance of Common Stock for services rendered                                                                   70
  Foreign currency translation adjustment                                     (207)                              (207)
  Net income for year ended January 28, 1995                                                 10,809            10,809
                                                         ---------------------------------------------------------------
Balance at January 28, 1995                                                   (213)          14,059           141,692
  Receipt and retirement of common stock from sale
    of subsidiary                                                                                              (7,500)
  Issuance of Common Stock for purchases of companies                                                             675
  Issuance of Common Stock upon exercise of stock
    options                                                                                                        21
  Foreign currency translation adjustment                                      216                                216
  Net loss for year ended February 3, 1996                                                 (126,058)         (126,058)
                                                         ---------------------------------------------------------------
 Balance at February 3, 1996                                $              $     3        $(111,999)       $    9,046
                                                         ===============================================================



                      Cygne Designs, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                      Year ended
                                                                  ---------------------------------------------------
                                                                      February          January         January
                                                                       3, 1996         28, 1995         29, 1994
                                                                  ---------------------------------------------------
                                                                                    (In thousands)
OPERATING ACTIVITIES
Net (loss) income                                                    $ (126,058)       $  10,809      $   6,144
Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Net gain from sale of subsidiary, net                               (4,742)               -              -
     Net loss from GJM business, net                                     31,239                -              -
     Write-off of goodwill                                               48,949                -              -
     Depreciation, amortization and write-off of fixed assets             7,922            5,109            745
     Rent expense not currently payable                                     751              185            180
     Bad debt expense                                                     2,147                -              -
     Deferred income taxes                                               (2,583)            (144)           158
     Income attributable to minority interests                            1,710            1,642            631
     Changes in operating assets and liabilities:
       Trade accounts receivable and due from factor, net                14,883          (17,802)       (11,825)
       Inventory                                                          9,589          (24,172)        (3,212)
       Other receivables and prepaid expenses                             9,580           (8,419)        (2,786)
       Accounts payable                                                   2,474            3,710          3,792
       Accrued expenses                                                   4,579           (1,827)           905
       Customer advances payable                                              -                -         (4,007)
       Due to affiliates and shareholders                                     -                -         (3,306)
       Income taxes payable                                              (1,508)           1,703            (38)
                                                                  ---------------------------------------------------
Net cash used in operating activities                                    (1,068)         (29,206)       (12,619)

INVESTING ACTIVITIES
Purchase of fixed assets, net                                            (7,915)          (6,797)        (3,488)
Other assets                                                                 28            1,330           (597)
Payment for noncompete agreements                                             -           (3,200)             -
Sale of subsidiary, net                                                    (464)               -              -
Purchase of businesses, net of cash acquired                             (3,830)           5,299            (60)
                                                                  ---------------------------------------------------
Net cash used in investing activities                                   (12,181)          (3,368)        (4,145)

FINANCING ACTIVITIES
Short-term borrowings, net                                               (1,436)           5,292              -
Credit facility outstanding, net                                          5,383            1,619            774
Increase in long-term debt, net                                             315           (6,414)        (5,453)
Redemption of preferred stock                                                 -                -         (1,250)
Net proceeds from issuance of common stock                                   24           39,199         24,542
Investment by shareholder in subsidiary                                      32              212              -
                                                                  ---------------------------------------------------
Net cash provided by financing activities                                 4,318           39,908         18,613
Effect of exchange rate changes on cash                                     216             (324)            (6)
                                                                  ---------------------------------------------------
Net (decrease) increase in cash                                          (8,715)           7,010          1,843
Cash at beginning of period                                              14,202            7,192          5,349
                                                                  ---------------------------------------------------
Cash at end of period                                                $    5,487        $  14,202      $   7,192
                                                                  ===================================================


                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (continued)

                                                                                     Year ended
                                                                  --------------------------------------------------
                                                                      February         January         January
                                                                      3, 1996         28, 1995         29, 1994
                                                                  --------------------------------------------------
                                                                                   (In thousands)
SUPPLEMENTAL DISCLOSURES
Income taxes paid                                                    $ 2,335          $ 3,005         $ 3,777
Interest paid                                                          4,220            7,500           5,005
Equipment acquired through capital leases                                  -                -             534
Mortgage assumed on purchase of building                                   -                -           1,332
Issuance of Company common stock to purchase
   minority interest of subsidiary companies                               -                -           2,925
Issuance of Company common stock for common stock
   of affiliates                                                           -                -              21
Exchange of Company common stock for acquisitions                        675           57,325               -
Debt assumed on acquisition of business                                    -            1,858               -
Issuance of Company common stock for services rendered                     -               70               -
Unpaid deferred acquisition costs                                          -              259             810
Receipt of Company common stock from sale of subsidiary                7,500                -               -



See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                February 3, 1996

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively, the "Company") are engaged in private label designing, merchandising and manufacturing of woven and knit career and casual clothing for women.

FISCAL YEAR

The Company's fiscal year ends on the Saturday nearest to January 31. A year refers to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

ORGANIZATION AND PRINCIPLES OF COMBINATION AND CONSOLIDATION

The consolidated financial statements include the accounts of Cygne and its subsidiaries. All material intercompany balances and transactions were eliminated in consolidation and combination. Certain prior year accounts were reclassified to conform to current year presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                      Cygne Designs, Inc. and Subsidiaries

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

REVENUE RECOGNITION

Revenues are recorded at the time of shipment of merchandise. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $2,138,000 and $6,553,000 at February 3, 1996 and January 28, 1995,
respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency for the Company's foreign operations is the applicable foreign currency of the country in which it operates except for Hong Kong for which the functional currency is the U.S. dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translation are included in stockholders' equity.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of short-term debt and long-term variable rate debt approximate fair value.

EARNINGS PER SHARE AND SUPPLEMENTAL EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock outstanding during each year and, for 1994 and 1993, the common stock equivalents outstanding during the period. For 1995, common stock equivalents are excluded as the effect of their inclusion would be antidilutive.

                      Cygne Designs, Inc. and Subsidiaries

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Supplemental earnings per share for the year ended January 29, 1994 also include approximately 1,392,000 shares deemed to be sold by the Company in connection with its initial public offering to repay certain debts and to redeem outstanding redeemable preferred stock as if such debts and redeemable preferred stock had been repaid at the beginning of the year. Earnings per share for the year ended January 29, 1994 would have been $0.86 if such shares had been issued at the beginning of that year.

Supplemental earnings per share for the year ended January 28, 1995 also include approximately 353,000 shares deemed to be sold by the Company in connection with its June 1994 public offering to repay certain debt assumed in connection with an acquisition as if such debt had been repaid at the date of the acquisition. Earnings per share for the year ended January 28, 1995 would have been $0.93 if such shares had been issued at the date of the acquisition.

GOODWILL AND OTHER INTANGIBLES

Goodwill includes the excess of cost over fair value of net assets acquired. The remaining goodwill is being amortized on a straight-line basis over 10 years. Accumulated amortization at February 3, 1996, excluding the write-off of $48,949,000 during 1995, and January 28, 1995 was approximately $5,738,000 and $2,563,000, respectively.

The Company assesses the recoverability of its intangible assets by determining whether amortization over the remaining lives can be recovered through undiscounted future operating cash flows of the acquired operation and other considerations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

Other intangibles were being amortized over 4 and 15 years.

                      Cygne Designs, Inc. and Subsidiaries

2. PURCHASES AND DISPOSITIONS OF COMPANIES

CAT US, Inc. and C.A.T. (Far East) Limited, collectively "CAT," which began operations in June 1992, was originally owned by the stockholders of Cygne (80%) and AnnTaylor, Inc. (20%). Effective April 30, 1993, CAT became a 60% owned subsidiary of Cygne with AnnTaylor, Inc. owning the remaining 40% interest. Had such minority interests been increased at the date CAT commenced operations, combined net income for the year ended January 29, 1994 would have been $6,006,000, and the earnings per share would have been $0.90.

Cygne Knits Ltd., which began operations in February 1993, was originally owned by certain stockholders of Cygne. Effective April 30, 1993, it became a wholly-owned subsidiary of Cygne. The consolidated financial statements for the year ended January 29, 1994 include Knits from its inception.

On May 2, 1993, the Company purchased 66% of the capital stock of JMB Internacionale S.A. ("JMB"), a company formed to supervise manufacturing of products in Guatemala, from an affiliate of a Director of the Company. At May 2, 1993, JMB owned 50% of Modas Cisne, S.A., a manufacturing company located in Guatemala. On October 29, 1993, JMB purchased the remaining 50% of the outstanding stock of Modas Cisne, S.A. for future contingent payments based on future earnings of this subsidiary. On October 18, 1995, the Company purchased the remaining 34% of the capital stock of JMB.

During 1993, in two transactions, the Company acquired T. Wear Company S.r.l. and M.T.G.I. Textile Manufacturers Group (Israel) Limited in exchange for an aggregate of $500,000 and 150,000 shares of the Company's common stock. These companies, design, merchandise, manufacture and sell women's apparel to customers principally in the United States. The common stock issued has been valued at the market price of the Company's common stock on the transactions' closing date ($19.50 per share). The fair market value of the assets acquired (principally accounts receivable and current liabilities) approximated their book value and the excess of the purchase price over the fair value of the net assets acquired of $3,600,000 was recorded as goodwill and is being amortized over a ten year period.

                      Cygne Designs, Inc. and Subsidiaries

2. PURCHASES AND DISPOSITIONS OF COMPANIES (CONTINUED)

In April 1994, the Company acquired Fenn, Wright and Manson, Incorporated ("FWM"), a designer, merchandiser and manufacturer principally of private label women's and men's apparel primarily serving prominent specialty retail store chains and department stores in the U.S. and the United Kingdom (the "FWM Acquisition"). The purchase price for FWM was $44,000,000, consisting of 2,000,000 unregistered shares of the Company's common stock and $10,000 in cash. Additional costs related to this acquisition approximated $1,400,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $47,848,000 was recorded as goodwill, and was being amortized over a twenty-five year period.

On April 7, 1995, the Company sold the United Kingdom subsidiary of FWM and certain brand name rights to Fenn Wright and Manson (Antilles) N.V. (a group led by Colin Fenn) in exchange for 600,000 shares of Cygne common stock previously issued. In connection with this transaction, Mr. Fenn resigned his positions as Director and Vice Chairman of the Company, and as President of FWM. In the quarter ended April 29, 1995, Cygne recorded a gain of $4,742,000 on the sale, which is net of certain restructuring expenses of $2,800,000 (consisting primarily of severance to former FWM employees and costs associated with closing certain of FWM's facilities) pertaining to the related integration of FWM's operations with the Company's.

During 1995, management also took various actions to reverse a decline in FWM's remaining business. However, management determined that such actions were not having the desired results and eliminated all of the operations of FWM. The unamortized goodwill recorded in connection with the acquisition of FWM ($44,530,000) exceeded the undiscounted anticipated future operating cash flows over the remaining goodwill amortization period. Therefore, the FWM goodwill was written off.

In October 1994, Cygne acquired the business operations of G.J.M. International Limited ("GJM"), a Hong Kong-based designer, merchandiser and manufacturer of women's intimate apparel, from G.J.M. International Limited, a company wholly-owned by Mr. W. Glynn Manson (the "GJM Acquisition"). The purchase price for GJM was $15,200,000, consisting of 650,000 unregistered shares of the Company's common stock, $10,000 in cash and the assumption of approximately $1,900,000 of indebtedness owed by GJM International to The Limited, Inc. Additional costs related to this acquisition approximated $1,700,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $27,659,000 was recorded as goodwill and was being amortized over a twenty-five year period.

                      Cygne Designs, Inc. and Subsidiaries

2. PURCHASES AND DISPOSITIONS OF COMPANIES (CONTINUED)

In connection with the GJM Acquisition the Company also paid $3,200,000 to two key executives of GJM for non-compete agreements of fifteen years and four years, respectively, and issued options vesting over four years to certain key personnel of GJM to purchase an aggregate of 165,000 shares of the Company's common stock at a purchase price of $20.50 per share, which option purchase price as to 125,000 of such shares was subsequently reduced to $2.00 per share along with other employees of this class.

In February 1996, the Company sold substantially all of the assets of its GJM intimate apparel and sleepwear business to Warnaco Inc. In the transaction, Warnaco paid Cygne $12.5 million in cash and assumed certain liabilities of the GJM business. Warnaco is also holding an additional $1.5 million in a treasury security to secure it obligations to make post-closing payments based upon a formula that provides, to the extent that net assets (as defined in the purchase agreement) acquired by Warnaco exceed $8.1 million, Warnaco will pay Cygne the $1.5 million held in a treasury security and the amount by which the net assets exceeds $8.1 million. To the extent such net assets are less than $8.1 million, Cygne will pay Warnaco the difference first by applying up to $1.5 million being held in a treasury security by Warnaco against the amount the net assets fall below $8.1 million and thereafter will pay Warnaco any further difference below $6.6 million in net assets. Warnaco has informed the Company that it believes the net assets acquired aggregated only $1,589,000 and that the Company owes Warnaco $6,511,000, of which $1.5 million would be satisfied through the treasury security. The Company disagrees with Warnaco's calculations and is in the process of reviewing them with Warnaco. The Company cannot predict the outcome of this dispute. At the time the dispute is resolved, and depending on the determination of the value of net assets acquired by Warnaco, the Company may recognize an increase or a decrease in the loss of approximately $31 million on the sale. The Company used all the proceeds from the sale to repay outstanding senior bank indebtedness. GJM accounted for approximately 19.4% of the Company's net sales of $540.1 million for the year-ended February 3, 1996.

                      Cygne Designs, Inc. and Subsidiaries

2. PURCHASES AND DISPOSITIONS OF COMPANIES (CONTINUED)

In February 1995, Cygne acquired Tralee S.A. ("TSA"), a Uruguayan corporation that sources products in Brazil for export, primarily to the U.S. The purchase price for TSA was approximately $3,800,000, consisting of 53,038 unregistered shares of the Company's common stock and $3,100,000 in cash (the "TSA Acquisition"). Additional costs related to this acquisition approximated $730,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $4,500,000 was recorded as goodwill and was amortized over a twenty-five year period. Cygne also issued options to purchase an aggregate of 55,000 shares of the Company's common stock to the two former shareholders of TSA in connection with their entering into consulting agreements with TSA. In January 1996, the Company decided to cease operations of the end of the second quarter of 1996 of TSA and wrote-off the balance of the goodwill.

The FWM Acquisition, the GJM Acquisition and the TSA Acquisition were accounted for under the purchase method and, accordingly, the operating results of FWM, GJM and TSA have been included in the consolidated operating results since their respective dates of acquisition.

In April 1996, the Company entered into an agreement in principle with AnnTaylor Stores Corporation ("AnnTaylor") pursuant to which AnnTaylor will acquire Company's 60% interest in CAT and the assets of the Company's AnnTaylor Woven Division that are used in sourcing merchandise for AnnTaylor (the "AnnTaylor Disposition").

                      Cygne Designs, Inc. and Subsidiaries

2. PURCHASES AND DISPOSITIONS OF COMPANIES (CONTINUED)

The aggregate consideration to be paid to the Company in the transaction consists of unregistered shares of AnnTaylor common stock having a market value of $36 million (based on the average of the high and low price of AnnTaylor common stock in the ten days prior to closing), but in no event is AnnTaylor obligated to issue more than 2.5 million shares, and cash in an amount equal to the tangible net book value of the inventory and fixed assets of the Company's AnnTaylor Woven Division, less certain assumed liabilities of the division. The closing of the transaction is subject to various conditions, including the negotiation and execution of definitive documentation, approval by the Company's stockholders, the Company's receipt of a fairness opinion from its financial advisor, the consent of the Company's and AnnTaylor's lenders and the continuation of CAT's $40 million credit facility. It is currently anticipated that the transaction will close in July 1996, although there can be no assurance that the transaction will be consummated in this time frame or at all. In order to facilitate the integration of CAT and Cygne's AnnTaylor Woven Division into AnnTaylor's operations, Cygne has agreed to make available for a three year period the services of Mr. Bernard Manuel, the Company's Chief Executive Officer, and Mr. Irving Benson, the Company's President. Cygne will make available up to 30% of Messrs. Benson's and Manuel's time and will receive an aggregate fee of $450,000 per year. AnnTaylor has agreed to register the shares issued to Cygne for resale, although Cygne will be subject to certain restrictions on the timing of sales and the amount of shares which can be sold at any one time.

CAT and the AnnTaylor Woven Division accounted for approximately 53% of the Company's estimated net sales of $435 million (excluding net sales of the recently sold GJM Group) for the year ended February 3, 1996.

                      Cygne Designs, Inc. and Subsidiaries

3. PRO FORMA RESULTS OF OPERATIONS

The pro forma unaudited results of operations for the years ended January 28, 1995 and January 29, 1994 include the results of the operations of FWM and GJM as if such acquisitions occurred at the beginning of the respective periods. The shares of the Company's common stock issued in the FWM Acquisition have been valued at $22.00 per share, based on the closing price of the Company's common stock on April 6, 1994, the date the FWM Acquisition was consummated. The shares of the Company's common stock issued in the GJM Acquisition have been valued at $20.50 per share based on the closing price of the Company's common stock on October 7, 1994, the date the GJM Acquisition was consummated. The pro forma information does not purport to be indicative of the results that actually would have occurred had the FWM and GJM Acquisitions been effected on the dates indicated, nor do they project the Company's results of operations for any future dates or periods.

The following selected unaudited pro forma information combines Cygne, FWM and GJM assuming the purchases were consummated as of the beginning of the respective periods.

                                                       1994          1993
                                                    ----------------------------
                                                      ($ In thousands, except
                                                         per share amounts)

Net sales                                            $592,676       $475,299
Net income                                              9,403         10,068
Income per common and common equivalent share        $   0.75       $   1.08

For the period from February 1, 1994 through the date of acquisition, FWM had net sales of $25,457,000 and net income of $886,000.

For the period from February 1, 1994 through the date of acquisition, GJM had net sales of $51,114,000 and a net loss of $1,243,000.

                      Cygne Designs, Inc. and Subsidiaries

3. PRO FORMA RESULTS OF OPERATIONS (CONTINUED)

The allocation of the purchase price of FWM and GJM is summarized as follows ($ in thousands):

Current assets                                             $ 47,067
Current liabilities                                         (56,392)
                                                         ----------------
Working capital                                              (9,325)
Other assets                                                  1,827
Property, plant and equipment                                 3,558
Goodwill                                                     75,507
Long-term debt                                               (7,858)
Other noncurrent liabilities                                 (1,380)
                                                         ----------------
Total purchase price                                       $ 62,329
                                                         ================

4. PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

In August 1993, the Company sold 2,760,000 shares of its common stock through an initial public offering and realized net proceeds of approximately $24,500,000. The net proceeds received by the Company from the offering were used to (i) repay $6,800,000 due WHK Holdings Company Limited, an affiliate of a Director of the Company, representing amounts due for the purchase of raw materials and finished products (including related agency and financing fees) on behalf of the Company; (ii) repay a $3,600,000 advance from AnnTaylor, Inc.; (iii) repay $2,400,000 in notes and accrued interest due to stockholders (the notes bore interest at 10% per annum); and (iv) redeem $1,250,000 of the Company's Series A Redeemable Preferred Stock owned by an affiliate of a Director of the Company. The balance of the proceeds were used for working capital purposes.

In June 1994, the Company sold 2,300,000 shares of common stock to the public and realized net proceeds of approximately $39,100,000. The net proceeds received by the Company from the offering were used to repay a $6,000,000 note due to Plymouth Holdings Limited, the former indirect sole stockholder of FWM. The balance of the proceeds were used for working capital and for fixed asset purchases.

                      Cygne Designs, Inc. and Subsidiaries

5. INVENTORY

Inventory consists of the following:

                                           February        January
                                           3, 1996         28, 1995
                                       -----------------------------------
                                                  ($ In thousands)

Raw materials                              $21,748         $39,447
Finished goods                               2,972           8,411
Finished goods-in-transit                    5,279           9,712
                                       ----------------------------------
                                           $29,999         $57,570
                                       ==================================

6. FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

                                                    February          January          Estimated
                                                    3, 1996          28, 1995         Useful Lives
                                                ------------------------------------------------------
                                                                ($ In thousands)

Land and building                                   $ 2,826          $ 2,905          20-30 years
Equipment, furniture, and fixtures                    9,614           17,048           3-10 years
Leasehold improvements                                4,138            6,106          Term of Lease
Trucks and automobile                                   654            1,323           3-5 years
                                                -------------------------------
                                                     17,232           27,382
Less accumulated depreciation
   and amortization                                   3,699           12,730
                                                -------------------------------
                                                    $13,533          $14,652
                                                ===============================

                      Cygne Designs, Inc. and Subsidiaries

7. CREDIT FACILITIES

During the quarter ended October 28, 1995, Cygne and CAT each entered into a Credit Agreement with the HS Bank, expiring May 31, 1996, which modified and, in the case of Cygne, FWM and GJM, consolidated the previous credit arrangement with the HS Bank. The modifications included (i) the consolidation of the Cygne, FWM and GJM facilities, previously aggregating up to $76,400,000, into one facility of up to $70,000,000 (ii) an increase in the CAT facility from up to $28,000,000 to up to $40,000,000, (iii) a requirement under each agreement to comply with certain financial covenants as well as various other restrictions,
(iv) an increase in the Cygne facility interest rate and (v) the elimination of the requirement to maintain a certain certificate of deposit as additional security for the prior separate GJM credit facility, which appeared as restricted cash on the January 28, 1995 balance sheet. Borrowings under these facilities, which may be terminated by the HS Bank or the Company at any time as to future borrowings upon proper notice, are subject to certain borrowing base limitations and the HS Bank's agreement as to amount, purpose, interest rate, maturity and collateral. Borrowings under these facilities are due on the earlier of demand or the maturity date specified by the HS Bank for each borrowing. Amounts outstanding under the Cygne agreement bear interest at 1.25% above the prime rate through January 31, 1996 and between 1% and 1.75% above the prime rate thereafter depending upon the working capital, as defined, of the Company, exclusive of CAT. Amounts outstanding under the CAT agreement bear interest at 0.5% above the prime rate. Each agreement provides for additional interest at 2% per annum on amounts not paid when due. The HS Bank facilities are cross guaranteed by Cygne and certain of its subsidiaries and are secured by a first lien on substantially all the assets of the Company including a pledge of 65% of the capital stock of certain of Cygne's foreign subsidiaries, except for C.A.T. (Far East) Limited as to which 60% of the capital stock is pledged.

At February 3, 1996, the Company is not in compliance with its credit agreement's working capital requirements, current ratio, leverage ratio and tangible net worth financial covenants. The HS Bank has permanently waived all defaults under the credit agreement.

                      Cygne Designs, Inc. and Subsidiaries

7. CREDIT FACILITIES (CONTINUED)

The following table sets forth information with respect to the HS Bank facilities ($ in thousands):

                                                                   At February 3, 1996
                                                   ----------------------------------------------------
                      Total           Direct            Open         Direct
                   Facility (1)      Borrowing       Letters of     Borrowings          Interest
                                     Limit (2)         Credit      Outstanding            Rate
                  --------------- ---------------- -------------- ------------------ ------------------

Cygne               $ 70,000         $50,000          $10,896        $34,773          9.25%-10.0%
CAT (3)               40,000           8,000           27,925          1,087          8.75%
                  --------------------------------------------------------------
Total               $110,000         $58,000          $38,821        $35,860
                  ==============================================================


(1) Under the CAT facility, the total facility, less any direct borrowings outstanding, is available for letters of credit.

(2) Consists principally of revolving loans and borrowings against import/exports.

(3) Cygne has guaranteed 60% of the indebtedness outstanding under this facility, and AnnTaylor has provided the HS Bank with a $4,000,000 standby letter of credit.

(4) The Limited, Inc. has guaranteed $10,000,000 of the HS Bank facilities through May 31, 1996.

On May 15, 1996 the Company received a commitment letter from HS Bank to provide the Company with a new credit facility to replace the existing facility which expires on May 31, 1996. The commitment letter provides a committed facility of up to $30 million until the earlier of August 31, 1996 or the closing of the AnnTaylor Disposition; thereafter the facility reduces to $22.5 million and further reduces to $15 million at October 31, 1996; $10 million at November 30, 1996; $5 million at December 31, 1996 and matures on January 31, 1997. Borrowings under this facility are subject to borrowing base limitations. The Company is obligated to pledge substantially all of its assets, including the AnnTaylor stock to be received at the closing of the AnnTaylor Disposition. The credit facility is subject to the completion of definitive documentation.

                      Cygne Designs, Inc. and Subsidiaries

7. CREDIT FACILITIES (CONTINUED)

Certain foreign subsidiaries have credit facilities aggregating $1,595,000 at February 3, 1996. Borrowings under these facilities, which are payable on demand, are secured by a lien on certain assets of these subsidiaries.

Cygne has agreements with two third parties not affiliated with the Company, but affiliated with each other, whereby these parties made available to the Company a trade credit facility. The trade credit facility has been suspended. At February 3, 1996, $8,945,000 of this facility was outstanding. Outstanding amounts in 1995 bore interest at 1.5% above the prime rate. The Company has reached an agreement in principle to restructure the amounts outstanding under this trade credit facility.

During the year ended February 3, 1996, the Company's weighted average interest rate for HS Bank was approximately 9.6%.

8. DEBT

The Company has existing mortgages, of $1,052,000 at February 3, 1996 relating to a foreign office and manufacturing facility which bears interest at LIBOR plus 2% and is payable quarterly in equal payments of $52,600.

At February 3, 1996, the Company also has a $1,258,000 unsecured note payable to The Limited, Inc., a major customer of the Company. The principal amount outstanding, which is currently payable, bears interest at prime plus 2% and was originally due on December 31, 1995.

At February 3, 1996, the balance outstanding on other debt was $1,299,000 of which $720,000 is long-term.

                      Cygne Designs, Inc. and Subsidiaries

9. STOCK OPTIONS

Pursuant to an employee Stock Option Plan as amended, the Company may grant to eligible individuals incentive stock options as defined in the Internal Revenue Code ("IRC") and non-qualified stock option. An aggregate of 1,700,000 shares of common stock have been reserved for issuance under the Plan. The exercise price for incentive options may not be less than 100% (110% for holders of 10% or more of the Company's outstanding shares) of the fair market value of the shares on the date of grant, and at least par value of the common stock with respect to the non-qualified stock options, have a ten-year term (five years for holders of 10% or more of the Company's outstanding shares in the case of incentive stock options) and vest at the discretion of the Board of Directors.

Pursuant to a Stock Option Plan for Non-Employee Directors adopted on April 15, 1993, the Company will automatically grant to eligible non-employee directors options to purchase 10,000 shares of Common Stock upon the directors' initial appointment to the Board of Directors and options to purchase 2,000 shares of Common Stock on each individual director's anniversary date from initial appointment. Options granted under the Directors Plan do not qualify as incentive stock options under the IRC. The options have an exercise price of 100% of fair market value on the date of grant, have a ten-year term and vest, pro-rata, over four years.


                      Cygne Designs, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


9. STOCK OPTIONS (CONTINUED)

The following summarizes stock option transactions:

                                                 Employee Stock            Non-Employee          Other Stock Option
                                                   Option Plan            Directors Plan            Arrangements
                                          -------------------------  ------------------------  ------------------------    Total
                                            Number       Exercise     Number       Exercise     Number      Exercise       Number
                                           of Shares   Price Range   of Shares   Price Range   of Shares   Price Range   of Shares
                                          -------------------------  --------- --------------  --------- --------------  ----------

Options outstanding at January 30, 1994      369,000   $4.00-$16.88    40,000    $4.00-$16.88                               409,000
Options granted in fiscal 1994               598,000  $13.38-$22.75     8,000   $22.50-$23.50   165,000   $13.38-$22.50     771,000
Options canceled in fiscal 1994              (13,500)  $4.00-$13.38                                                         (13,500)
Options exercised in fiscal 1994             (15,750)  $4.00                                                                (15,750)
Options outstanding at January 28, 1995      937,750   $4.00-$22.75    48,000    $4.00-$23.50   165,000   $13.38-$22.50   1,150,750
Options granted in fiscal 1995               589,500   $2.00            6,000    $3.25-$10.00    67,500    $2.00            663,000
Options canceled in fiscal 1995             (329,500)  $2.00-$22.75   (20,500)   $4.00-$23.50    (2,250)   $2.00-$23.50    (352,250)
Options exercised in fiscal 1995              (5,250)  $4.00                -               -        -                -      (5,250)
                                          ===========               ==========                                            =========
Options outstanding at February 3, 1996    1,192,500   $2.00-$22.75    33,500    $3.25-$22.50   230,250    $2.00-$22.50   1,456,250
                                          ===========               ==========                ==========                  =========
At February 3, 1996 options exercisable      273,750                   16,500                    39,375                     329,625
                                          ===========               ==========                ==========                  =========

On November 11, 1994, the Company repriced employee stock options to purchase 430,000 shares of Common Stock at $13.375 (the fair market value on that date), of which options to purchase 305,000 shares had been granted on May 31, 1994 at $18.50 a share and options to purchase 125,000 shares had been granted on October 7, 1994 at $22.50 a share.

                      Cygne Designs, Inc. and Subsidiaries

9. STOCK OPTIONS (CONTINUED)

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the statement, if earlier. The Company determined that it would continue to account for stock-based compensation arrangements under opinion No. 25. Accordingly, Statement No. 123 will not have an effect on future operating results.

10. CONCENTRATIONS OF RISK

For the year ended February 3, 1996, two customers (AnnTaylor and The Limited Inc.) accounted for 43% and 34% of the Company's net sales. These customers accounted for approximately 63% and 17% of trade accounts receivable at February 3, 1996.

For the year ended January 28, 1995, the two customers above accounted for 37% and 38% of the Company's net sales. The customers accounted for approximately 30% and 20%, and a third customer accounted for approximately 12% of trade accounts receivable at January 28, 1995.

For the year ended January 29, 1994, the two customers above accounted for 55% and 39% of the Company's net sales. These customers accounted for approximately 54% and 26% of trade accounts receivable at January 29, 1994.

In April 1996, the Company entered into an agreement in principle to sell its 60% interest in CAT and the assets of Cygne's AnnTaylor Woven Division to AnnTaylor. Upon the consummation of the AnnTaylor Disposition, the Company anticipates that it will no longer have sales to AnnTaylor. The Company has been dependent on its key customers and, with the loss of AnnTaylor as a customer, its future success is dependent upon its ability to attract new customers. There can be no assurance that the Company will be able to attract new customers in 1996 or that The Limited, Inc., the Company's other significant customer, will continue to purchase merchandise from the Company at the same rate in the future.

                      Cygne Designs, Inc. and Subsidiaries

11. LEASES, COMMITMENTS AND LITIGATION

LEASES

The Company leases manufacturing and office facilities and equipment under operating lease agreements which expire through 2010. Future minimum lease payments under noncancelable operating leases are as follows ($ in thousands):

                                                        (In thousands)
 Year ended:
   1996                                                    $ 2,921
   1997                                                      2,791
   1998                                                      2,791
   1999                                                      2,493
   2000                                                      2,555
   Thereafter                                               22,818
                                                     ------------------
Total future minimum lease payments                        $36,369
                                                     ==================

Certain of the leases contain provisions for additional rent based upon increases in the operating costs of the premises, as defined. Pursuant to an Agreement in Principle (see Note 2) certain of the aforementioned leases are to be assumed by AnnTaylor.

Total rent expense under the operating leases for the years ended February 3, 1996, January 28, 1995 and January 29, 1994 amounted to approximately $2,752,000, $4,988,000 and $1,651,000, respectively.

For leases which contain free-rent periods and predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and includes the difference between the expense charged to income and amounts payable under the leases on the balance sheets in deferred rent credits.

COMMITMENTS

The Company has employment agreements with certain officers and key employees through 2000. Future minimum aggregate annual payments under these agreements amount to approximately $2,799,000 in 1996, $871,000 in 1997, $220,000 in 1998.
In addition, certain of the officers and employees may receive additional compensation based upon the income, as defined, of the Company or one or more of its subsidiaries.

                      Cygne Designs, Inc. and Subsidiaries

11. LEASES, COMMITMENTS AND LITIGATION (CONTINUED)

LITIGATION

On December 11, 1995, a class action complaint was filed against the Company, certain of the Company's officers and directors, Ernst & Young LLP, the underwriters of the Company's June 1994 secondary public offering of stock and certain financial analysts who followed the Company, in the United States District Court, Southern District of New York. The action was purportedly filed on behalf of a class of purchasers of the Company's stock during the period September 28, 1993 through April 28, 1995. The complaint seeks unspecified money damages and alleges that the Company and the other defendants violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. A scheduling order was entered by the Court on February 9, 1996 and provides for the filing of an amended complaint by plaintiff on March 6, 1996 and the filing of motions to dismiss the amended complaint by all of the defendants, including the Company and certain of its officers and directors, on April 9, 1996. The Company believes that all of the allegations contained in the complaint are without merit and intends to continue to defend the action vigorously. An adverse decision in this action could have a material adverse effect on the Company's financial condition and results of operations.

Richard Kramer, a former employee of the Company, brought an action against the Company Bernard Manuel and Irving Benson alleging three causes of action (1) fraudulent inducement of Kramer to accept employment as a Vice President; (2) breech of contract by refusing to pay Kramer approximately $168,500 upon his termination, under a provision which states that if he were terminated without cause he would receive consideration equal to that sum; and (3) breach of contract for failure to deliver certain stock options to Kramer. In October 1995 the defendants moved to dismiss the action on the grounds that the complaint failed to state a cause of action, that Kramer refused to give the Company a release in return for payment of the $168,500, and that Kramer, who had been employed for only two months at the time of his termination, was not entitled to stock options under the employment letter between the parties. The motion was denied to the extent that it sought dismissal of the fraudulent inducement claim and the claim for $168,500, but granted insofar as the stock option were concerned. An agreement in principle was reached with respect to this matter for an amount that the Company does not deem material during mandatory nonbinding mediation.

                      Cygne Designs, Inc. and Subsidiaries

11. Leases, Commitments and Litigation (continued)

The Company is subject to various other claims and assessments which arise in the ordinary course of its business. In the opinion of management, the disposition of all such items will not have a material effect on the Company's results of operations or financial position.

12. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions in addition to those discussed elsewhere in these financial statements:

     (i) During the year ended January 28, 1995, a company controlled by a director began acting as the Company's agent for the collection of claims against vendors.

     (ii) During the year ended January 29, 1994 the Company was charged consulting fees of approximately $66,000 by a stockholder.

     (iv) The Company paid to an affiliate fees to cover, among other matters, a buying agent commission and bank letter of credit fees. The total fees incurred for the year ended January 29, 1994 amounted to approximately $123,000.

          The Company paid to this affiliate interest at the rate of 11% per annum on outstanding indebtedness. Related interest expense for the year ended January 29, 1994 amounted to approximately $199,000. Purchases arranged by this affiliate for the year ended January 29, 1994 was approximately $3,500,000.

     (v) Amounts receivable from companies affiliated with an officer of a foreign subsidiary amounted to approximately $400,000 at January 29, 1994.

13. INCOME TAXES

Income taxes are provided using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

                      Cygne Designs, Inc. and Subsidiaries

13. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets are as follows:

                                                     February      January
                                                      3, 1996      28, 1995
                                                   ----------------------------
                                                            (In thousands)
Deferred tax assets:
   Capitalization of expenses                         $    731     $  669
   Inventory reserve                                        80      1,026
   Accounts receivable reserve                             243        639
   Reserves for losses on shuttered operations           2,870          -
   Other                                                  (170)     1,155
   Net operating loss carryforwards                     18,790        556
                                                   ----------------------------
Subtotal                                                22,544      4,045
   Valuation allowance                                 (16,478)      (562)
                                                   ----------------------------
Total deferred tax assets                             $  6,066     $3,483
                                                   ============================


For financial reporting purposes income before income taxes includes the following components:

                                       Year ended
                  -------------------------------------------------
                     February        January          January
                     3, 1996        28, 1995          29, 1994
                  -------------------------------------------------
                                  (In thousands)
Pretax income:
   United States    $(126,384)       $ 2,456          $ 6,878
   Foreign             (4,180)        15,563            3,794
                  ------------------------------------------------
                    $(130,564)       $18,019          $10,672
                  ================================================

                      Cygne Designs, Inc. and Subsidiaries

13. INCOME TAXES (CONTINUED)

Significant components of the (benefit) provision for income taxes attributable to operations are as follows:

                                              Year ended
                           ----------------------------------------------------
                               February          January          January
                               3, 1996          28, 1995          29, 1994
                           ----------------------------------------------------
                                             (In thousands)
Current:
   Federal                     $  (3,875)      $ 1,910            $  2,592
   Foreign                           345         3,119                 940
   State                            (103)          674                 639
                           ----------------------------------------------------
Total current                     (3,633)        5,703               4,171

Deferred:
   Federal                        (2,315)         (112)                (55)
   Foreign                             4            57                (205)
   State                            (272)          (80)                (14)
                           ----------------------------------------------------
Total deferred                    (2,583)         (135)               (274)
                           ----------------------------------------------------
                               $  (6,216)      $ 5,568            $  3,897
                           ====================================================

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is:

                                                               Year ended
                                    ------------------------------------------------------------------
                                           February                January              January
                                           3, 1996                28, 1995              29, 1994
                                    ----------------------- ---------------------- -------------------
                                                             (In thousands)

Tax at U.S. statutory rates         $(44,392)     (34.0)%   $ 6,126       34.0%   $3,628      34.0%
Loss, no benefit provided             15,916       12.2           -        -           -       -
State income taxes, net of
   federal tax benefit                  (248)      (0.2)        392        2.2       412       3.8
Lower effective income tax rates
   of foreign jurisdictions            1,770        1.4      (2,115)     (11.7)     (556)     (5.2)
Amortization of intangibles            1,080        0.8         825        4.6
Goodwill written-off                  21,032       16.1           -        -           -       -
Other                                 (1,374)      (1.1)        340        1.8       413       3.9
                                    ----------- ---------- ----------- ---------- --------- --------
                                    $ (6,216)      (4.8)%   $ 5,568       30.9%   $3,897      36.5%
                                    =========== ========== =========== ========== ========= ========

                      Cygne Designs, Inc. and Subsidiaries

13. INCOME TAXES (CONTINUED)

At February 3, 1996, the Company has U.S. net operating loss carryforwards of approximately $49,000,000 for income tax purposes that expire in years 1996 through 2005. The Company has additional net operating loss carryforwards of $1,100,000 that are subject to Internal Revenue Code Section 382 which limits the maximum loss carryforward utilization each year to approximately $115,000.

The Company is subject to ongoing tax audits in several jurisdictions. The Company believes any adjustments that may arise as a result of these audits, will not be material to the Company's financial position.

14. GEOGRAPHIC SEGMENT INFORMATION

The Company operates primarily in one industry segment which includes the development, manufacturing and sales of women's apparel.

Net sales to unaffiliated customers and identifiable assets classified by geographic area, which was determined by where sales originated from and where identifiable assets were held, were as follows: ($ in thousands)

                                   Total      Total    Intersegment
                                 Domestic    Foreign   Eliminations      Total
                                ------------------------------------------------

Year ended February 3, 1996
Net sales                        $ 492,497   $55,349     $ (7,783)    $ 540,063
Operating loss                    (120,668)   (1,083)           -      (121,751)
Identifiable assets                107,465    24,221      (14,541)      117,145

Year ended January 28, 1995
Net sales                          460,377    74,079      (18,351)      516,105
Operating profit                     4,662    20,977            -        25,639
Identifiable assets                202,162    51,964         (598)      253,528

(a)  Sales in the U.S. are primarily from imported goods.

(b) The intangible assets recognized in connection with acquisitions are included in identifiable assets in the U.S.

(c)  Total Foreign amounts principally represent the Company's Asian operations.

                      Cygne Designs, Inc. and Subsidiaries

15. EMPLOYEE BENEFIT PLANS

The Company does not provide any post employment or post retirement benefits to its current or former employees. The Company also terminated all of its 401(k) plans and its foreign defined benefit plans. Costs of these plans charged to operations for 1995 were not material.


                      Cygne Designs, Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts


                                         Balance at              Charged to                                             Balance at
                                         Beginning                Costs and         Related to        Deductions          End of
                  Description            of Period    Additions   Expenses         Acquisitions       (Describe)*         Period
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                         (In thousands)
Reserves for returns and allowances:
   Year ended January 29, 1994            $1,301                   $ 5,511            $    -            $ 4,614           $2,198
   Year ended January 28, 1995             2,198                    19,353             2,580             17,578            6,553
   Year ended February 3, 1996             6,553                    23,293                 -             27,663            2,183


*Sales returns and write-off of uncollectible accounts.

                                      F-32

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a) Financial Statements

     (1) and (2) See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page F-1.

     (3)  Exhibits

          Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10.2, 10.3, 10.4, 10.5, 10.6, 10.8, 10.9, 10.17, 10.19, 10.41, 10.43, and
          10.55 are management contracts, compensatory plans or arrangements.

 EXHIBIT NO.                      DESCRIPTION
- - -----------------------------------------------------------------

3.1 Restated Certificate of Incorporation, as amended by Certificate of Amendment filed August 5, 1994 with the Secretary of State of the State of Delaware.*(1)

3.2            By-laws.*(2)

4              Specimen Stock Certificate.*(2)

10.1 Agreement, dated as of April 30, 1993, among the Company, Bernard Manuel, Irving Benson, CIL, Belton Limited and certain other parties.*(2)

10.2 Amended and Restated Employment Agreement, dated as of January 1, 1995, between the Company and Bernard M.
               Manuel.*(10)

10.3 Employment Agreement, dated as of May 1, 1993, between the Company and Irving Benson.*(2)

10.4 Employment Agreement, dated as of May 1, 1993, between the Company and Roy Green.*(2)

10.5 Employment Agreement, dated as of May 1, 1993, between the Company and Gary Smith.*(2)

10.6 Employment Agreement, dated as of May 1, 1992, among CAT US Inc., C.A.T. (Far East) Limited, the Company and Dwight F. Meyer.*(2)

 EXHIBIT NO.                      DESCRIPTION
- - -----------------------------------------------------------------

10.7 Waiver and Amendment Agreement, dated as of April 30, 1993, among CAT US Inc., C.A.T. (Far East) Limited, Dwight F. Meyer and the Company.*(2)

10.8 Employment Agreement, dated April 4, 1994, between the Company and Paul D. Baiocchi.*(3)

10.9 Employment Agreement, dated as of April 7, 1994, among the Company, Fenn, Wright and Manson, Incorporated, and Trevor J. Wright.*(3)

10.10 Purchase Agreement, dated as of December 7, 1993, by and among Cygne Designs, Inc., Fenn, Wright and Manson, Incorporated and Fenn Wright and Manson (Antilles) N.V., as amended.*(4)

10.11 Registration Rights Agreement, dated as of April 6, 1994, between the Company and Fenn Wright and Manson
               (Antilles) N.V.*(3)

10.12          Lease between Hong Kong Ferry (Holdings) Company,
               Limited and Fenn, Wright and Manson (F.E.) Limited.*(3)

10.13 Agreement, dated October 29, 1993 between Chung Chae Sig and Cygne (Guatemala) International, S.A.*(3)

10.14          Financing Contract in Value with Personal Mortgage
               Guarantees, dated January 21, 1994.*(3)

10.15 Agreement, dated as of September 30, 1993, among Jonathan Kafri, Simona Kafri, Cygne Designs F.E. Limited, T. Wear Company S.r.l. and Cygne Designs, Inc.*(5)

10.16          Agreement, dated as of September 30, 1993, among
               Lancaster Enterprises Limited, Jonathan Kafri, Simona Kafri, Cygne Designs F.E. Limited, M.T.G.I. Textile Manufacturers Group (Israel) Limited, Cygne TW Inc. and Cygne Designs, Inc.*(5)

10.17 Employment Agreement, dated as of October 1, 1993, between T. Wear Company S.r.l. and Jonathan Kafri.*(5)

10.18 Consulting Agreement, dated as of October 1, 1993, between Cygne Designs, Inc. and Jonathan Kafri.*(5)

10.19 Employment Agreement, dated as of October 1, 1993, between Charlotte Neuville and Cygne Designs, Inc.*(5)

 EXHIBIT NO.                      DESCRIPTION
- - -----------------------------------------------------------------

10.20 Sale Contract, dated October 7, 1993, between T. Wear Company S.r.l. and Alma Immobiliare, S.r.l.*(5)

10.21 Contract of Special Financing Guaranteed by Mortgage and Suretyship, dated May 4, 1987.*(5)

10.22 Financing Contract in Money with Mortgage Guaranty, dated June 1, 1993.*(5)

10.23 Purchase and Sale Agreement, dated as of November 24, 1993, among G.J.M. (US) Inc., Manufacturas G.J.M. de Guatemala S.A. and the Company.*(5)

10.24 Termination of Lease Agreement, dated as of November 24, 1993, among G.J.M. de Guatemala S.A. and Cygne
               (Guatemala) Internacional, S.A.*(5)

10.25          Indemnity Agreement, dated November 24, 1993, among
               G.J.M. Sales Limited, G.J.M. (US), Inc., Manufacturas G.J.M. de Guatemala S.A. and Cygne Designs, Inc.*(5)

10.26          Form of Indemnification Agreement.*(2)

10.27          Guaranty of the Company for the benefit of Dwight F.
               Meyer.*(2)

10.28 Agreement, dated as of July 13, 1993, among the Company, CAT US Inc., C.A.T. (Far East) Limited and Ann Taylor, Inc.*(2)++

10.29 Agreement, dated as of July 13, 1993, between Ann Taylor, Inc., and Cleveland Investment Limited.*(2)

10.30 Stock Purchase Agreement, dated as of June 25, 1993, among the Company, Bernard Manuel, Irving Benson,
               Cleveland Investment Limited and Limited Direct Associates, L.P.*(2)

10.31 Agreement of Lease, dated August 7, 1991, between the Company and Nineteen New York Properties Limited
               Partnership, as amended by the First Amendment of Lease, dated as of January 1, 1993.*(2)

10.32 Second Amendment of Lease, dated May 31, 1993, between Nineteen New York Properties Limited Partnership and the Company.*(2)

 EXHIBIT NO.                      DESCRIPTION
- - -----------------------------------------------------------------

10.33 Third Amendment of Lease, dated as of December 1, 1993, between Nineteen New York Properties Limited Partnership and the Company.*(3)

10.34 Net Lease dated as of April 15, 1993, between Manufacturas G.J.M. de Guatemala and JMB International, S.A.*(2)

10.35 Lease, dated July 21, 1993, between Cygne Far East Limited and Hong Kong Island Development Ltd.*(2)

10.36 Lease Agreement, dated August 10, 1992, between Mr. Kim, Byung yo, the Company and C.U. International Co., Ltd.*(2)

10.37 Business Lease, Addendum and Memorandum of Lease, dated January 21, 1992, among the Company, David
               Schaecter and Marvis Schaecter.*(2)

10.38 Security Agreement, dated as of June 4, 1992, between Mitsubishi Corporation and the Company.*(2)

10.39 Security Agreement, dated as of June 4, 1992, between Mitsubishi International Corporation and the Company.*(2)

10.40          Agreement, dated November 1992, between JMB
               Internacional, SA and Mr. Jeong Che Shik.*(2)

10.41          1993 Stock Option Plan, as amended, through June 28,
               1994.*(1)

10.42          Form of Stock Option Agreement.*(2)

10.43          Stock Option Plan for Non-Employee Directors.*(2)

10.44          Form of Registration Rights Agreement between the
               Company and Limited Direct Associates, L.P.*(2)

10.45 Memorandum of Understanding, dated as of June 1, 1993, among the Company, Cygne Knits Limited, T. Wear
               Company S.r.l and certain other parties.*(2)

10.46 Non-Exclusive Subagency Buying Agreement, dated October 29, 1992, between Fenn Wright and Manson (F.E.) Ltd. and UVW Pte Ltd.*(3)

 EXHIBIT NO.                      DESCRIPTION
- - -----------------------------------------------------------------

10.47 Amended and Restated Subordinated Promissory Note in the initial principal of $8,000,000, dated as of December 8, 1993, made by Fenn Wright and Manson (F.E.) Limited in favor of Plymouth Holdings Limited.*(6)

10.48          Amended and Restated Textile Sales and Financing
               Agreement, dated as of May 10, 1994, between Mitsubishi Corporation and the Company.*(6)

10.49 First Amendment, dated as of May 10, 1994, to Security Agreement, dated as of June 4, 1992, between Mitsubishi Corporation and the Company.*(6)

10.50          Amended and Restated Textile Sales and Financing
               Agreement, dated as of May 10, 1994, between Mitsubishi International Corporation and the Company.*(6)

10.51 Non-Competition Agreement, dated as of October 7, 1994, by and between Cygne Designs, Inc. and William Glynn
               Manson.*(8)

10.52 Assumption Agreement, dated October 7, 1994, by and between G.J.M. International Limited and Cygne Designs, Inc.*(8)

10.53 Registration Rights Agreement, dated as of October 7, 1994, by and between Cygne Designs, Inc. and G.J.M. International Limited.*(8)

10.54 Amendment No. 1 to the Registration Rights Agreement, dated as of October 6, 1994, amending the registration rights agreement, dated as of July 29, 1993 between Cygne Designs, Inc. and Limited Direct Associates, L.P.*(8)

10.55          Amended and Restated Incentive Compensation Plan.*(10)

10.56          Letter Agreement, dated September 14, 1993 between G.J.M.
               (U.S.) Inc. and The Hongkong and Shanghai Banking
               Corporation Limited.*(8)

10.57 Purchase Agreement, dated as of October 7, 1994, by and among Cygne Designs, Inc., G.J.M. Manufacturing Limited, G.J.M. Purchasing Limited, G.J.M. Sales Limited, G.J.M. (Sales), Inc. and G.J.M. International Limited.*(9)

 EXHIBIT NO.                      DESCRIPTION
- - -----------------------------------------------------------------

10.58 Agreement, dated as of March 24, 1995, by and among Cygne Designs, Inc., Fenn Wright and Manson (Antilles) N.V., Fenn, Wright and Manson Incorporated and Colin
               Fenn.*(10)

10.59 Credit Agreement, dated as of August 4, 1995, by and between CAT US, Inc. and The Hongkong and Shanghai
               Banking Corporation Limited.*(11)

10.60 Optional Advance Time Note (Loans Against Imports), dated as of August 4, 1995, made by CAT US, Inc. in favor of The Hongkong and Shanghai Banking Corporation Limited.*(11)

10.61 Security Agreement, dated as of August 4, 1995, between CAT US, Inc. and The Hongkong and Shanghai Banking
               Corporation Limited.*(11)

10.62 Guarantee Agreement, dated as of August 4, 1995, between Cygne Designs, Inc. and The Hongkong and Shanghai
               Banking Corporation Limited.*(11)

10.63 Pledge Agreement, dated as of August 4, 1995, by Cygne Designs, Inc. in favor of The Hongkong and Shanghai Banking Corporation Limited.*(11)

10.64 Letter of Negative Pledge, dated as of August 4, 1995, made by CAT US, Inc. in favor of The Hongkong Shanghai
               Banking Corporation Limited.*(11)

10.65 Credit Agreement, dated as of September 28, 1995, by and between Cygne Designs, Inc. and The Hongkong and
               Shanghai Banking Corporation Limited.*(12)

10.66 Optional Advance Time Note (Loans Against Imports), dated as of September 28, 1995, made by Cygne Designs, Inc. in favor of The Hongkong and Shanghai Banking Corporation Limited.*(12)

10.67 Optional Advance Time or Demand Grid Note, dated as of September 28, 1995, made by Cygne Designs, Inc. and The Hongkong and Shanghai Banking Corporation Limited.*(12)

10.68 Promissory Note (Export Loans), dated as of September 28, 1995, between Cygne Designs, Inc. and The Hongkong and Shanghai Banking Corporation Limited.*(12)

 EXHIBIT NO.                      DESCRIPTION
- - -----------------------------------------------------------------

10.69 Security Agreement, dated as of September 28, 1995, between Cygne Designs, Inc. and The Hongkong and
               Shanghai Banking Corporation Limited.*(12)

10.70 Guarantee Agreement, dated as of September 28, 1995, between Cygne Designs, Inc. and The Hongkong and
               Shanghai Banking Corporation Limited.*(12)

10.71 Guarantee Agreement, dated as of September 28, 1995, between AC Services, Inc. and The Hongkong and Shanghai Banking Corporation Limited.*(12)

10.72 Guarantee Agreement, dated as of September 28, 1995, between Cygne TW, Inc. and The Hongkong and Shanghai Banking Corporation Limited.*(12)

10.73 Guarantee Agreement, dated as of September 28, 1995, between Cygne Knits Limited and The Hongkong and
               Shanghai Banking Corporation Limited.*(12)

10.74 Letter of Negative Pledge, dated as of September 28, 1995, made by Cygne Designs, Inc. in favor of The Hongkong and Shanghai Banking Corporation Limited.*(12)

10.75 Commitment letter dated May 15, 1996, between Cygne Designs, Inc. and the HongKong and Shanghai Banking Corporation Limited.

21             Subsidiaries of the Company.*(10)

23             Consent of Ernst & Young LLP.


* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1)  Company's Quarterly Report on Form 10-Q for the quarter ended July 30,
     1994.

(2)  Company's Registration Statement on Form S-1 (Registration No. 33-64358).

(3) Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

(4)  Company's Current Report on Form 8-K dated April 6, 1994.

(5) Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 1993.

(6)  Company's Registration Statement on Form S-1 (Registration No. 33-78700).

(7)  Company's Quarterly Report on Form 10-Q for the quarter ended July 30,
     1994.

(8) Company's Quarterly Report on Form 10-Q for the quarter ended October 29, 1994.

(9)  Company's Current Report on Form 8-K dated October 7, 1994.

(10) Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

(11) Company's Quarterly Report on form 10-Q for the quarter ended July 29,
     1995.

(12) Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

++   Confidential treatment granted for portions omitted.

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

(b) Reports on Form 8-K

Amendment No. 1 to a report on Form 8-K/A dated October 7, 1994 and filed on March 2, 1995 pertaining to the acquisition on October 7, 1994 of the business operations of G.J.M. International Limited.

Report on Form 8-K dated November 21, 1995 relating to the Company's third quarter operating results, the Company's non-compliance with certain financial covenants in its credit agreement and the suspension of the Companys' trade credit facility.

Report on Form 8-K dated December 18, 1995 relating to the filing of a purported class action lawsuit against the Company.

Report on Form 8-K dated February 9, 1996 relating to the sale by the Company of the GJM Business.

Report on Form 8-K dated April 8, 1996 relating to the signing of an agreement in principle relating to the Ann Taylor Disposition.

(c) Exhibits

See (a) (3) above.

(d) Financial Statement Schedules

See "Index to Consolidated Financial Statements and Supplemental Schedules" appearing on page F-1. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Cygne Designs, Inc.

                                       By: /s/ ROY E. GREEN
                                           ----------------
                                               Roy E. Green
May 31, 1996                                   Senior Vice President--Chief
                                               Financial Officer and Treasurer