Form 10-Q
period 1996-05-04
CYGNE DESIGNS INC
filed 1996-06-18
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 1996

                                       or

   [ ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-22102

                               CYGNE DESIGNS, INC.
- -------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

            Delaware                                    04-2843286
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1372 Broadway, New York, New York                         10018
- -------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (212) 354-6474
- -------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                 Not applicable
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__       No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $.01 Par Value, 12,438,038 shares as of June 7, 1996

                      Cygne Designs, Inc. and Subsidiaries

                               Index to Form 10-Q



                                                                                                    PAGE NO.
                                                                                                    --------
PART I        FINANCIAL INFORMATION

Item    1. Financial Statements

           Condensed Consolidated Balance Sheets at May 4, 1996 (unaudited)
              and February 3, 1996                                                                     3

           Condensed Consolidated Statements of Operations for the
              three months ended May 4, 1996 and April 29, 1995 (unaudited)                            4

           Condensed Consolidated Statement of Stockholders' Equity
              for the three months ended May 4, 1996 (unaudited)                                       5

           Condensed Consolidated Statements of Cash Flows for the
              three months ended May 4, 1996 and April 29, 1995 (unaudited)                            6

           Notes to Condensed Consolidated Financial Statements (unaudited)                            7

Item    2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                              16


PART II       OTHER INFORMATION

Item    5. Other Information                                                                          26

Item    6. Exhibits and Reports on Form 8-K                                                           26

                      Cygne Designs, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                       MAY           FEBRUARY
                                                     4, 1996          3, 1996
                                                   --------------------------
                                                   (Unaudited)       (Note 1)
                                                          (In thousands)
ASSETS
Current assets:
   Cash                                              $ 8,473          $ 5,487
   Trade accounts receivable                          40,511           35,117
   Inventory                                          13,441           29,999
   Other receivables and prepaid expenses              9,372            8,150
   Assets held for sale                                    -           15,200
   Deferred income taxes                               4,066            4,066
                                                    -------------------------
Total current assets                                  75,863           98,019

Fixed assets, net                                     13,211           13,533
Other assets                                             761              803
Deferred income taxes                                  2,000            2,000
Goodwill, net                                          2,699            2,790
                                                    -------------------------
Total assets                                        $ 94,534        $ 117,145
                                                    =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                            $ 29,178         $ 37,453
   Accounts payable                                   18,846           32,928
   Trade credit facilities outstanding                 9,110            8,945
   Accrued expenses                                   13,136           14,083
   Income taxes payable                                5,878            5,677
   Current portion of long-term debt                   2,003            2,047
                                                    -------------------------
Total current liabilities                             78,151          101,133

Long-term debt                                         1,409            1,562
Deferred rent credits                                  1,463            1,386
                                                    -------------------------
Total liabilities                                     81,023          104,081

Minority interests in subsidiaries                     4,466            4,018

Stockholders' equity:
   Preferred stock, $0.01 par value;
     4,000,000 shares authorized, none
     issued and outstanding
   Common stock, $0.01 par value;
     75,000,000 shares authorized;
     12,438,038 (May 4, 1996) and
     (February 3, 1996) shares
     issued and outstanding                              124              124
   Paid-in capital                                   120,918          120,918
   Accumulated deficit                              (111,968)        (111,999)
   Foreign currency translation adjustment               (29)               3
                                                    -------------------------
Total stockholders' equity                             9,045            9,046
                                                    -------------------------
Total liabilities and stockholders' equity          $ 94,534        $ 117,145
                                                    =========================

See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)


                                                           THREE MONTHS ENDED
                                                          MAY            APRIL
                                                        4, 1996        29, 1995
                                                       -------------------------
                                                       (In thousands, except per
                                                             share amounts)

Net sales                                              $ 83,756      $ 128,367
Cost of goods sold                                       73,044        117,239
                                                       ------------------------
Gross profit                                             10,712         11,128

Selling, general and administrative expenses              9,159         18,178
Gain from sale of subsidiary, net                             -         (4,742)
Bad debt expense                                              -          1,030
Amortization of intangibles                                  91            956
                                                       ------------------------
Income (loss) from operations                             1,462         (4,294)

Other income                                                388             -
Interest expense                                            935          2,111
                                                       ------------------------
Income (loss) before provision for income taxes
   and minority interests                                   915         (6,405)

Provision (benefit) for income taxes                        436         (2,122)
                                                       ------------------------
Income (loss) before minority interests                     479         (4,283)

Income attributable to minority interests                   448            397
                                                       ------------------------
Net income (loss)                                      $     31      $  (4,680)
                                                       ========================
Net income (loss) per share                            $   0.00      $    0.36
                                                       ========================
Weighted average number of common and common
   equivalent shares outstanding                         12,438         12,886
                                                       ========================



See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

      Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

                                                       Common Stock                         Foreign
                                               ---------------------------                  Currency
                                                   Number                     Paid-in     Translation    Accumulated
                                                 of Shares      Amount        Capital      Adjustment      Deficit        Total
                                               ------------- ------------- -------------- ------------- -------------- -------------
                                                                                  (In thousands)

    Balance at February 3, 1996                    12,438        $124       $  120,918     $        3    $ (111,999)   $    9,046

    Foreign currency translation adjustment            --          --              --             (32)           --           (32)

    Net income for the three months ended
    May 4, 1996                                        --          --              --              --            31            31
                                               ------------- ------------- -------------- ------------- -------------- -------------
    Balance at May 4, 1996                         12,438        $124       $  120,918     $      (29)   $ (111,968)   $    9,045
                                               ============= ============= ============== ============= ============== =============


See accompanying notes.


                                       Cygne Designs, Inc. and Subsidiaries

                            Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                             MAY            APRIL
                                                                           4, 1996        29, 1995
                                                                        --------------------------
                                                                              (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                       $      31        $(4,680)
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation and amortization                                            489          1,017
     Gain from sale of subsidiary, net                                          -         (4,742)
     Bad debt expense                                                           -          1,030
     Rent expense not currently payable                                        77            270
     Amortization of intangibles                                               91            893
     Deferred income taxes                                                      3             35
     Income attributable to minority interests                                448            397
     Changes in operating assets and liabilities:
       Trade accounts receivable                                           (5,392)        11,352
       Inventory                                                           16,559         12,253
       Other receivables and prepaid expenses                               1,457          2,697
       Accounts payable                                                   (14,038)        (4,221)
       Accrued expenses                                                      (967)        (5,161)
       Income taxes payable                                                   201         (2,126)
                                                                        -------------------------
Net cash (used in) provided by operating activities                        (1,041)         9,014
                                                                        -------------------------
INVESTING ACTIVITIES
Purchase of fixed assets                                                     (161)        (3,081)
Other assets                                                                   36            201
Sale of business                                                           12,500              -
Sale of subsidiary                                                              -           (464)
Purchase of businesses                                                          -         (3,107)
                                                                        -------------------------
Net cash provided by (used in) investing activities                        12,375         (6,451)
                                                                        -------------------------
FINANCING ACTIVITIES
Short-term borrowings, net                                                 (8,275)        (3,935)
Credit facility outstanding, net                                              165          2,429
Repayments of long-term debt, net                                            (206)           (58)
Net proceeds from issuance of common stock                                      -             20
                                                                        -------------------------
Net cash provided by (used in) financing activities                        (8,316)        (1,544)
Effect of exchange rate changes on cash                                       (32)           (69)
                                                                        -------------------------
Net increase in cash                                                        2,986            950
Cash at beginning of period                                                 5,487         14,202
                                                                        -------------------------
Cash at end of period                                                   $   8,473        $15,152
                                                                        =========================
SUPPLEMENTAL DISCLOSURES
Income taxes paid                                                       $     232        $   517
Interest paid                                                                 672          2,055
Exchange of Company common stock for acquisitions                               -            675
Retirement of Company common stock from sale of subsidiary                      -          7,500


See accompanying notes.

June 15, 19961:39 AM


                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                    May 4, 1996



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 4, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996. The balance sheet at February 3, 1996 has been derived from the audited financial statements at that date.

The Company's fiscal year ends on the Saturday nearest to January 31.

Earnings per share are based on the weighted average number of shares of common stock outstanding. For the three months ended May 4, 1996 and April 29, 1995, common stock equivalents are excluded as the effect of their inclusion would be antidilutive.

2. PURCHASES AND SALES OF COMPANIES

CAT US, Inc. and C.A.T. (Far East) Limited, collectively "CAT," which began operations in June 1992, was originally owned by the stockholders of Cygne (80%) and AnnTaylor, Inc. (20%). Effective April 30, 1993, CAT became a 60% owned subsidiary of Cygne with AnnTaylor, Inc. owning the remaining 40% interest.

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)



2. PURCHASES AND SALES OF COMPANIES (CONTINUED)

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

During 1993, in two transactions, the Company acquired T. Wear Company S.r.l. and M.T.G.I. Textile Manufacturers Group (Israel) Limited in exchange for an aggregate of $500,000 and 150,000 shares of the Company's common stock. These companies design, merchandise, manufacture and sell women's apparel to customers principally in the United States. The fair market value of the assets acquired approximated their book value and the excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized over a ten year period.

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

On April 7, 1995, the Company sold the United Kingdom subsidiary of FWM and certain brand name rights to Fenn Wright and Manson (Antilles) N.V. (a group led by Colin Fenn) in exchange for 600,000 shares of Cygne common stock previously issued. In connection with this transaction, Mr. Fenn resigned his positions as Director and Vice Chairman of the Company, and as President of FWM. In the quarter ended April 29, 1995, Cygne recorded a gain of $4,742,000 on the sale, which is net of certain restructuring expenses of $2,800,000 (consisting primarily of severance to former FWM employees and costs associated with closing certain of FWM's facilities) pertaining to the related integration of FWM's operations with the Company's operations.

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)



2. PURCHASES AND SALES OF COMPANIES (CONTINUED)

During 1995, management also took various actions to reverse a decline in FWM's remaining business. However, management determined that such actions were not having the desired results and eliminated all of the operations of FWM. The unamortized goodwill recorded in connection with the acquisition of FWM ($44,530,000) exceeded the undiscounted anticipated future operating cash flows over the remaining goodwill amortization of period. Therefore, the FWM goodwill was written off.

In October 1994, Cygne acquired the business operations of G.J.M. International Limited ("GJM"), a Hong Kong-based designer, merchandiser and manufacturer of women's intimate apparel, from G.J.M. International Limited, a company wholly-owned by Mr. W. Glynn Manson (the "GJM Acquisition"). The purchase price for GJM was $15,200,000, consisting of 650,000 unregistered shares of the Company's common stock, $10,000 in cash and the assumption of approximately $1,900,000 of indebtedness owned by GJM International to The Limited, Inc. Additional costs related to this acquisition approximated $1,700,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $27,659,000 was recorded as goodwill and was being amortized over a twenty-five year period.

In connection with the GJM Acquisition the Company also paid $3,200,000 to two key executives of GJM for non-compete agreements of fifteen years and four years, respectively, and issued options vesting over four years to certain key personnel of GJM to purchase an aggregate of 165,000 shares of the Company's common stock at a purchase price of $20.50 per share, which option purchase price as to 125,000 of such shares was subsequently reduced to $2.00 per share along with the reduction of the option purchase price for other employees.

In February 1996, the Company sold substantially all of the assets of its GJM intimate apparel and sleepwear business to Warnaco Inc. In the transaction, Warnaco paid Cygne $12,500,000 in cash and assumed certain liabilities of the GJM business. Warnaco is also holding an additional $1,500,000 in a treasury security to secure its obligations to make post-closing payments based upon a formula that provides, to the extent that net assets (as defined in the purchase agreement) acquired by Warnaco exceed $8,100,000, Warnaco will pay Cygne the $1,500,000 held in a treasury security and the amount by which the net assets exceeds $8,100,000. To the extent such net assets are less than $8,100,000, Cygne will pay Warnaco the difference first by applying up to $1,500,000

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)



2. PURCHASES AND SALES OF COMPANIES (CONTINUED)

being held in a treasury security by Warnaco against the amount the net assets fall below $8,100,000 and thereafter will pay Warnaco any further difference below $6,600,000 in net assets. Warnaco has informed the Company that it believes the net assets acquired aggregated only $1,589,000 and that the Company owes Warnaco $6,511,000, of which $1,500,000 would be satisfied through the treasury security. The Company disagrees with Warnaco's calculations and is in the process of reviewing them with Warnaco. The Company cannot predict the outcome of this dispute. At the time the dispute is resolved, and depending on the determination of the value of net assets acquired by Warnaco, the Company may recognize an increase or a decrease in the loss of approximately $31,200,000 on the sale. The Company used all the proceeds from the sale to repay outstanding senior bank indebtedness. GJM accounted for approximately 12.0% of the Company's net sales of $128,367,000 for the quarter ended April 29, 1995.

In February 1995, Cygne acquired Tralee S.A. ("TSA"), a Uruguayan corporation that sources products in Brazil for export, primarily to the U.S. The purchase price for TSA was approximately $3,800,000, consisting of 53,038 unregistered shares of the Company's common stock and $3,100,000 in cash (the "TSA Acquisition"). Additional costs related to this acquisition approximated $730,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $4,500,000 was recorded as goodwill and was amortized over a twenty-five year period. Cygne also issued options to purchase an aggregate of 55,000 shares of the Company's common stock to the two former shareholders of TSA in connection with their entering into consulting agreements with TSA. In January 1996, the Company decided to cease operations of TSA by the end of the second quarter of 1996 and wrote-off the remaining goodwill.

The FWM Acquisition, the GJM Acquisition and the TSA Acquisition were accounted for under the purchase method and, accordingly, the operating results of FWM, GJM and TSA have been included in the consolidated operating results since their respective dates of acquisition.

On June 7, 1996 Cygne signed a definitive agreement with AnnTaylor Stores Corporation regarding the previously announced sale to AnnTaylor of Cygne's 60% interest in CAT, Cygne's sourcing joint venture arrangement with AnnTaylor, and the assets of Cygne's AnnTaylor Woven Division that are used in sourcing merchandise for AnnTaylor (the "AnnTaylor Disposition").

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)



2. PURCHASES AND SALES OF COMPANIES (CONTINUED)

The aggregate consideration to be paid to Cygne in the transaction consists of unregistered shares of AnnTaylor common stock having a market value of $36 million (based upon the market price of the common stock for the ten trading days prior to closing, but in no event greater than 2.5 million shares), and a cash payment in an amount equal to the tangible net book value of the fixed assets of Cygne's AnnTaylor Woven Division (but not to exceed $2,646,000) plus the tangible net book value of the inventory of Cygne's AnnTaylor Woven Division, less the amount of certain liabilities of the Division to be assumed by AnnTaylor.

The closing of the transaction is subject to various conditions, including approval by the Company's stockholders, the consent and release of liens by certain of the Company lenders, and the continuation of CAT's $40 million credit facility. It is currently anticipated that the transaction will close in August 1996, following approval by Cygne's stockholders. There can be no assurance, however, that the conditions to the closing will be satisfied, that the transaction will be consummated or, if consummated, that it will be consummated within the currently anticipated time frame. In order to facilitate the integration of CAT and Cygne's AnnTaylor Woven Division into AnnTaylor's operations, Cygne has agreed to make available for a three year period the services of Mr. Bernard Manuel, the Company's Chief Executive Officer, and Mr. Irving Benson, the Company's President. Cygne will make available up to 30% of Messrs. Benson's and Manuel's time and will receive an aggregate fee of $450,000 per year. AnnTaylor has agreed to register the shares issued to Cygne for resale, although Cygne will be subject to certain restrictions on the timing of sales and the amount of shares which can be sold at any one time.

CAT and the AnnTaylor Woven Division accounted for approximately 72% of the Company's net sales of $83,756,000 for the quarter ended May 4, 1996.

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)



3. INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventory consists of the following:

                                             MAY            FEBRUARY
                                           4, 1996          3, 1996
                                         ---------------------------
                                                (In thousands)

     Raw materials                       $   9,451         $  21,748
     Finished goods                          1,228             2,972
     Finished goods-in-transit               2,762             5,279
                                         ---------------------------
                                         $  13,441         $  29,999
                                         ===========================

4. CREDIT FACILITIES

During the quarter ended October 28, 1995, Cygne and CAT each entered into a Credit Agreement with the HS Bank which modified the previous credit arrangement with the HS Bank. The modifications included (i) the consolidation of the Cygne, FWM and GJM facilities, previously aggregating up to $76,400,000, into one facility of up to $70,000,000, (ii) an increase in the CAT facility from up to $28,000,000 to up to $40,000,000, (iii) a requirement under each agreement to comply with certain financial covenants as well as various other restrictions, and (iv) an increase in the Cygne facility interest rate. Borrowings under these facilities, which may be terminated by the HS Bank or the Company at any time as to future borrowings upon proper notice, are subject to certain borrowing base limitations and the HS Bank's agreement as to amount, purpose, interest rate, maturity and collateral. Borrowings under these facilities are due on the earlier of demand or the maturity date specified by the HS Bank for each borrowing. Amounts outstanding under the Cygne agreement bear interest at 1.25% above the prime rate through January 31, 1996 and between 1% and 1.75% above the prime rate thereafter depending upon the working capital, as defined, of the Company, exclusive of CAT. Amounts outstanding under the CAT agreement bear interest at 0.5% above the prime rate. Each agreement provides for additional interest at 2% per annum on amounts not paid when due. The HS Bank facilities are cross guaranteed by Cygne and certain of its subsidiaries and are secured by a first lien on substantially all the assets of the Company including a pledge of 65% of the capital stock of certain of Cygne's foreign subsidiaries, except for C.A.T. (Far East) Limited as to which 60% of the capital stock is pledged.

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)



4. CREDIT FACILITIES (CONTINUED)

The following table sets forth information with respect to the HS Bank facilities:

                                                         MAY 4, 1996
                                              -------------------------------
                                 DIRECT             OPEN            DIRECT
                TOTAL           BORROWING         LETTERS         BORROWINGS
             FACILITY (1)       LIMIT (2)        OF CREDIT        OUTSTANDING
             ----------------------------------------------------------------
                                      (In thousands)

   Cygne (3)  $    70,000      $  50,000         $     8,501      $  21,149
   CAT (4)         40,000          8,000              22,193          5,600
             --------------------------------------------------------------
   Total      $   110,000      $  58,000         $    30,694      $  26,749
             ==============================================================

(1) The total facility, less any direct borrowings outstanding is available for letters of credit.

(2) Consists principally of revolving loans and borrowings against import/exports.

(3) The Limited, Inc. had guaranteed $10,000,000 of HS Bank facilities through May 31, 1996.

(4) Cygne has guaranteed 60% of the indebtedness outstanding under this facility and AnnTaylor, Inc., which owns 40% of CAT, has provided the HS Bank with a $4,000,000 standby letter of credit.

On May 15, 1996, the Company received a commitment letter from HS Bank to provide the Company with a new credit facility to replace the existing facility. The commitment letter provides a committed facility of up to $30 million until the earlier of August 31, 1996 or the closing of the AnnTaylor Disposition; thereafter the facility reduces to $22.5 million and further reduces to $15 million at October 31, 1996; $10 million at November 30, 1996; $5 million at December 31, 1996; and matures on January 31, 1997. Borrowings under this facility are subject to borrowing base limitations. The Company is obligated to pledge substantially all of its assets, including the AnnTaylor stock to be received at the closing of the AnnTaylor Disposition. The credit facility is subject to the completion of definitive documentation.

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)



4. CREDIT FACILITIES (CONTINUED)

Certain foreign subsidiaries have credit facilities aggregating $2,429,000 at May 4, 1996. Borrowings under these facilities, which are payable on demand, are secured by a lien on certain assets of these subsidiaries.

Cygne has agreements with two-third parties not affiliated with the Company, but affiliated with each other, whereby these parties made available to the Company a trade credit facility. The trade credit facility has been suspended. At May 4, 1996, $9,110,000 of this facility was outstanding. The Company has reached an agreement in principle to restructure the amounts outstanding under this trade credit facility.

5. DEBT

The Company has existing mortgages, of $999,000 at May 4, 1996 relating to a foreign office and manufacturing facility with bears interest at LIBOR plus 2% and is payable quarterly in equal payments of $52,600.

At May 4, 1996, the Company also has a $1,258,000 unsecured note payable to The Limited, Inc., a major customer of the Company. The principal amount outstanding, which is currently payable, bears interest at prime plus 2% and was originally due on December 31, 1995.

At May 4, 1996, the balance outstanding on other debt was $1,155,000 of which $616,000 is long-term.

6. LITIGATION

On December 11, 1995, a class action complaint was filed against the Company, certain of the Company's officers and directors, Ernst & Young LLP, the underwriters of the Company's June 1994 secondary public offering of stock and certain financial analysts who followed the Company, in the United States District Court, Southern District of New York. The action was purportedly filed on behalf of a class of purchasers of the Company's stock during the period September 28, 1993 through April 28, 1995. The complaint seeks unspecified money damages and alleges that the Company and the other defendants violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the putative class

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)



6. LITIGATION (CONTINUED)

period. On April 9, 1996, all of the defendants filed motions to dismiss the complaint. Pursuant to a scheduling order entered by the court, the plaintiff filed oppositions to the motions to dismiss in May 1996. Defendants are scheduled to file their reply memoranda on June 18, 1996. The Company believes that all of the allegations contained in the complaint are without merit and intends to continue to defend the action vigorously. An adverse decision in this action could have a material adverse effect on the Company's financial condition or results of operations.

Richard Kramer, a former employee of the Company, brought an action against the Company, Bernard Manuel and Irving Benson alleging three causes of action: (1) fraudulent inducement of Kramer to accept employment as a Group Vice President;
(2) breach of contract by refusing to pay Kramer approximately $168,500 upon his termination, under a provision which states that if he were terminated without cause he would receive consideration equal to that sum; and (3) breach of contract for failure to deliver certain stock options to Kramer. In October 1995, the defendants moved to dismiss the action on the grounds that the complaint failed to state a cause of action, that Kramer refused to give the Company a release in return for payment of the $168,500, and that Kramer, who had been employed for only two months at the time of his termination, was not entitled to stock options under the employment letter between the parties. The motion was denied to the extent that it sought dismissal of the fraudulent inducement claim and the claim for $168,500, but granted insofar as to the claim for stock options. An agreement in principle was reached with respect to this matter for an amount that the Company does not deem material during mandatory nonbinding mediation but a definitive settlement agreement has not yet been entered into.

The Company is involved in various other legal proceedings that are incidental to the conduct of its business, non of which the Company believes could reasonable be expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

On April 7, 1995, Cygne sold the United Kingdom subsidiary of FWM and certain brand name rights which were acquired in the FWM Acquisition. On February 9, 1996, the Company sold substantially all of the assets relating to its GJM Business. In June 1996, the Company entered into a definitive agreement to sell its 60% interest in its joint venture arrangement with AnnTaylor and the assets of Cygne's AnnTaylor Woven Division.

Upon consummation of the above dispositions, the Company will continue in three principal segments of the women's apparel market: career sportswear, casual sportswear and dresses. In addition, upon the consummation of the AnnTaylor Disposition, the Company anticipates that it will no longer have sales to AnnTaylor. The Company has been dependent on its key customers (The Limited, Inc. and AnnTaylor) and, with the loss of AnnTaylor as a customer, its business is dependent upon maintaining its relationship with The Limited, Inc. and its ability to attract new customers. However, there can be no assurance that the Company will be able to do so. This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report and the Company's other filings with the Securities and Exchange Commission.

General

In June 1992, the Company and certain of its stockholders formed CAT, a joint venture arrangement with AnnTaylor to source products exclusively for AnnTaylor. During 1992 and the first quarter of 1993, AnnTaylor owned a 20% interest in CAT. Effective May 1, 1993, AnnTaylor's interest in CAT increased to 40%. As a result of such change in ownership, AnnTaylor has a 40% interest in the net income of CAT, which interest is reflected in Cygne's consolidated statements of income as "income attributable to minority interests."

On April 6, 1994, Cygne acquired FWM for a purchase price of $44.0 million, consisting of 2,000,000 unregistered shares of the Company's common stock and $10,000 in cash. Additional costs related to this acquisition approximated $1.4 million. The excess of the purchase price over the fair value of the net assets acquired of $47.8 million was recorded as goodwill and was being amortized over a twenty-five year period. In April 1995, the Company sold FWM's U.K. subsidiary to FWM N.V. for 600,000 shares of the Company's common stock. During 1995, management took various actions to reverse a decline in FWM's business. However, management determined that such actions were not having the desired results and eliminated all of the operations of FWM. In connection with the elimination of the FWM operations, the Company wrote-off the remaining $44,530,000 of goodwill in fiscal 1995.

On October 7, 1994, Cgyne acquired GJM for a purchase price of $15.2 million, consisting of 650,000 unregistered shares of common stock, $10,000 in cash and the assumption of approximately $1.9 million of debt owed by GJM International to The Limited, Inc., as well as non-compete payments aggregating $3.2 million. Additional costs related to this acquisition approximated $1.7 million. The excess of the purchase price over the fair value of the net assets acquired of approximately $27.7 million was recorded as goodwill and was being amortized over a twenty-five year period. See Note 2 of Notes to Consolidated Financial Statements of the Company.

In February 1996, the Company sold the GJM Business to Warnaco Inc. In the transaction, Warnaco paid Cygne $12.5 million in cash and assumed certain liabilities of the GJM Business. Warnaco is also holding an additional $1.5 million in a treasury security to secure its obligations to make post-closing payments based upon a formula that provides, to the extent that net assets ( as defined in the purchase agreement) acquired by Warnaco exceed $8.1 million, Warnaco will pay Cygne the $1.5 million held in a treasury security and the amount by which the net assets exceed $8.1 million. To the extent such net assets are less than $8.1 million, Cygne will pay Warnaco the difference first by applying up to $1.5 million being held in a treasury security by Warnaco against the amount the net assets fall below $8.1 million and thereafter will pay Warnaco any further difference below $6.6 million in net assets. Warnaco has informed the Company that it believes the net assets acquired aggregated only $1.6 million, and that the Company owes Warnaco $6.5 million, of which $1.5 million would be satisfied through the treasury security. The Company disagrees with Warnaco's calculations and is in the process of reviewing them with Warnaco. The Company cannot predict the outcome of this dispute. As a result of the sale, the Company incurred a loss of approximately $31.2 million. This amount may be increased or decreased depending on the final value of the net assets acquired by Warnaco. The Company used all the proceeds of the sale to repay outstanding senior bank indebtedness. See "--Liquidity and Capital Resources."

In February 1995, Cygne acquired Tralee S.A. ("TSA"), a Uruguayan corporation that sources products in Brazil for export, primarily to the United States. The purchase price for TSA was approximately $3.8 million, consisting of 53,038 unregistered shares of common stock and $3.1 million in cash. Additional costs related to this acquisition approximated $730,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $4.5 million was recorded as goodwill and was being amortized over a twenty-five year period. Cygne also issued options to purchase an aggregate of 55,000 shares of common stock to the two former shareholders of TSA in connection with their entering into consulting agreements with TSA. In January 1996, the Company determined to close TSA and the Company anticipates that operations will terminate by the end of the second quarter of 1996.

On June 7, 1996, Cygne entered into a definitive agreement with AnnTaylor Stores Corporation regarding the previously announced sale to AnnTaylor of Cygne's 60% interest in CAT, Cygne's sourcing joint venture with AnnTaylor, and the assets of Cygne's AnnTaylor Woven

Division that are used in sourcing merchandise for AnnTaylor (the "AnnTaylor Disposition").

The aggregate consideration to be paid to Cygne in the transaction consists of unregistered shares of AnnTaylor common stock having a market value of $36 million (based upon the market price of the common stock for the ten trading days prior to closing, but in no event greater than 2.5 million shares), and a cash payment in an amount equal to the tangible net book value of the fixed assets of Cygne's AnnTaylor Woven Division (but not to exceed $2,646,000) plus the tangible net book value of the inventory of Cygne's AnnTaylor Woven Division, less the amount of certain liabilities of the Division to be assumed by AnnTaylor.

The closing of the transaction is subject to various conditions, including approval by the Company's stockholders, the consent and release of liens by certain of the Company's lenders, and the continuation of CAT's $40 million credit facility. It is currently anticipated that the transaction will close in August 1996, following approval by Cygne's stockholders. There can be no assurance, however, that the conditions to closing will be satisfied, that the transaction will be consummated or, if consummated, that it will be consummated within the currently anticipated time frame. In order to facilitate the integration of CAT and Cygne's AnnTaylor Woven Division into AnnTaylor's operations, Cygne has agreed to make available for a three year period the services of Mr. Bernard Manuel, the Company's Chief Executive Officer, and Mr. Irving Benson, the Company's President. Cygne will make available up to 30% of Messrs. Benson's and Manuel's time and will receive an aggregate fee of $450,000 per year. AnnTaylor has agreed to register the shares issued to Cygne for resale, although Cygne will subject to certain restrictions on the timing of sales and the amount of shares which can be sold at any one time.

CAT and the AnnTaylor Woven Division accounted for approximately 72% of the Company's net sales of $83.8 million for the quarter ended May 4, 1996. CAT and the AnnTaylor Woven Division had combined net sales of $60.5 million and combined net income of $2.2 million for the quarter ended May 4, 1996.

Although Cygne has long-established relationships with its key customers, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. Upon the consummation of the AnnTaylor Disposition, the Company anticipates that it will no longer have sales to AnnTaylor. The Company has been dependent on its key customers and, with the loss of AnnTaylor as a customer, its future success is dependent upon its ability to attract new customers. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., particularly after the AnnTaylor Disposition, The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion, but not a majority, of its product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the

Limited Stores, which is the Company's largest customer among the divisions of The Limited, Inc., has formed an internal design and product development group as well as added a direct souring department.

The apparel industry historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during necessary periods when disposable income is low. This could have a material adverse effect on the Company's business. The Company believes that the weakness of retail sales of women's apparel adversely affected its operating results, and believes that its operating results will continue to be adversely affected as long as this weakness continues. In addition, various retailers, including some of Cygne's customers, have experienced financial difficulties during recent years which have increased the risk of extending credit to such retailers.

RESULTS OF OPERATIONS

Financial Summary

Certain captions of the Condensed Consolidated Statements of Operations for the three months ended May 4, 1996 and April 29, 1995 expressed as a percentage of net sales are as follows:
                                                   THREE MONTHS ENDED
                                                  MAY             APRIL
                                                4, 1996          29, 1995
                                               --------------------------
                                               % OF NET          % OF NET
                                                 SALES            SALES
                                               --------------------------

Net sales                                       100.0%            100.0%
Gross profit                                     12.8               8.7
Selling, general and administrative expenses     10.9              14.2
Amortization of intangibles                       0.1               0.7
Net gain from sale of subsidiary                   -               (3.7)
Bad debt expense                                   -                0.8
Income (loss) from operations                     1.8              (3.3)
Interest expense                                  1.1               1.6
Net income (loss)                                 0.0              (3.6)

Net Sales

Net sales for the first quarter of 1996 decreased 34.8% to $83.8 million from $128.4 million for the comparable period in 1995. The $44.6 million decrease in net sales for the first quarter of 1996 was primarily attributable to the sale of the GJM business on February 9, 1996 ($15.4 million) and to discontinued customers and product lines ($38.0 million), partially offset by an increase in sales to AnnTaylor.

Net sales to AnnTaylor for the quarter ended May 4, 1996 amounted to $60.5 million, or 72% of the Company's net sales. Upon consummation of the AnnTaylor Disposition, the Company anticipates that it will no longer have sales to AnnTaylor.

Gross Profit

Gross profit for the first quarter of 1996 was $10.7 million, a decrease of $400,000 or 3.7% from the comparable period in 1995. However, gross margin (gross profit as a percentage of net sales) increased to 12.8% in the first quarter of 1996 from 8.7% in the first quarter of 1995. Gross margin in the first quarter of 1995 was adversely affected by low margins on sales to discontinued customers. Certain of the Company's products inherently carry lower gross margins than the woven products. The Company expects that gross profit as a percentage of net sales will vary from quarter to quarter depending on the mix of products sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 1996 were $9.2 million, representing a decrease of $9.0 million or 49.6% over the first quarter of 1995. As a percentage of net sales, selling general and administrative expenses were 10.9% in the first quarter of 1996, compared to 14.2% in the comparable prior year period. The decrease in these expenses and as a percentage of net sales were primarily attributable to reductions in the Company's overhead as well as the disposition of the GJM business.

Bad Debt Expenses

Bad debt expense of $1.1 million in the first quarter of 1995 resulted from the bankruptcy filing of a customer.

Amortization of Intangibles

The amortization of intangibles for the first quarter of 1996 was $91,000, a decrease of $856,000 over the first quarter 1995. The decrease was primarily attributable to the write offs subsequent to the first quarter of 1995 of intangibles recorded in connection with the FWM Acquisition and the sale of the GJM business.

Interest Expense

Interest expense for the first quarter of 1996 was $935,000, a decrease of $1.2 million or 55.7% over the comparable prior year period. The decrease in the interest expense is primarily attributable to the reduction in anticipation taken by customers and the sale of the GJM business.

Provision for Income Taxes

The provision for income taxes in the first quarter of 1996 primarily represents tax on CAT's income. At February 3, 1996, the Company had net operating loss carryforwards of approximately $84 million, which can be used to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

During the quarter ended October 28, 1995, Cygne and CAT each entered into a Credit Agreement with the HS Bank, which modified and, in the case of Cygne, FWM and GJM, consolidated the previous credit arrangement with the HS Bank. The modifications included (i) the consolidation of the Cygne, FWM and GJM facilities, previously aggregating up to $76,400,000, into one facility of up to $70,000,000, (ii) an increase in the CAT facility from up to $28,000,000 to up to $40,000,000, (iii) a requirement under each agreement to comply with certain financial covenants as well as various other restrictions, (iv) an increase in the Cygne facility interest rate, and (v) the elimination of the requirement to maintain a certain certificate of deposit as additional security for the prior separate GJM credit facility. Borrowings under these facilities, which may be terminated by the HS Bank or the Company at any time as to future borrowings upon proper notice, are subject to certain borrowing base limitations and the HS Bank's agreement as to amount, purpose, interest rate, maturity and collateral. Borrowings under these facilities are due on the earlier of demand or the maturity date specified by the HS Bank for each borrowing. Amounts outstanding under the Cygne agreement bear interest at 1.25% above the prime rate through January 31, 1996 and between 1% and 1.75% above the prime rate thereafter depending upon the working capital, as defined, of the Company, exclusive of CAT. Amounts outstanding under the CAT agreement bear interest at 0.5% above the prime rate. Each agreement provides for additional interest at 2% per annum on amounts not paid when due. The HS Bank facilities are cross guaranteed by Cygne and certain of its subsidiaries and are secured by a first lien on substantially all the assets of the Company including a pledge of 65% of the capital stock of certain of Cygne's foreign subsidiaries, except for C.A.T. (Far East) Limited as to which 60% of the capital stock is pledged.

The following table sets forth information with respect to the HS Bank facilities:

                                                          MAY 4, 1996
                                               -------------------------------
                                  DIRECT             OPEN            DIRECT
                 TOTAL           BORROWING         LETTERS         BORROWINGS
              FACILITY (1)       LIMIT (2)        OF CREDIT        OUTSTANDING
              ----------------------------------------------------------------
                                       (In thousands)

   Cygne (3)   $    70,000      $  50,000          $    8,501      $  21,149
   CAT (4)          40,000          8,000              22,193          5,600
              --------------------------------------------------------------
   Total       $   110,000      $  58,000          $   30,694      $  26,749
              ==============================================================

(1) The total facility, less any direct borrowings outstanding is available for letters of credit.

(2) Consists principally of revolving loans and borrowings against import/exports.

(3) The Limited, Inc. had guaranteed $10,000,000 of HS Bank facilities through May 31, 1996.

(4) Cygne has guaranteed 60% of the indebtedness outstanding under this facility and AnnTaylor, Inc., which owns 40% of CAT, has provided the HS Bank with a $4,000,000 standby letter of credit.

On May 15, 1996, the Company received a commitment letter from HS Bank to provide the Company with a new credit facility to replace the existing facility. The commitment letter provides a committed facility of up to $30 million until the earlier of August 31, 1996 or the closing of the AnnTaylor Disposition; thereafter the facility reduces to $22.5 million and further reduces to $15 million at October 31, 1996; $10 million at November 30, 1996; $5 million at December 31, 1996; and matures on January 31, 1997. Borrowings under this facility are subject to borrowing base limitations. The Company is obligated to pledge substantially all of its assets, including the AnnTaylor stock to be received at the closing of the AnnTaylor Disposition. The credit facility is subject to the completion of definitive documentation.

Certain foreign subsidiaries have credit facilities aggregating $2.4 million at May 4, 1996. Borrowings under these facilities, which are payable on demand, are secured by a lien on certain assets of these subsidiaries.

Cygne has agreements with two-third parties not affiliated with the Company, but affiliated with each other, whereby these parties made available to the Company a trade credit facility. The trade credit facility has been suspended. At May 4, 1996, $9.1 million of this facility was outstanding. The Company has reached an agreement in principle to restructure the amounts outstanding under this trade credit facility.

In addition, from time to time customers finance the purchase of raw materials on behalf of the Company, and the Company anticipates that they will continue to do so, although there can be no assurance of this.

Net cash used by operating activities for the first quarter of 1996 was $1 million. The cash used resulted primarily from decreases in accounts payable and an increase in accounts receivable substantially offset by decreases in inventory. Net additions to fixed assets aggregated approximately $161,000 for the first quarter of 1996.

As discussed above, the financing of the Company's operations currently depends primarily upon financing provided by the HS Bank, the Company's customers and to a lesser extent, third party vendors. As a result of the Company not being in compliance with financial covenants in its HS Bank credit facility and the liquidity pressure faced by the Company, third party vendors have been less willing to extend credit to the Company than in prior years. Although the HS Bank has waived the default, there can be no assurance that such third party vendors will continue to extend credit to the Company.

During 1995 and the first quarter of 1996, the Company experienced liquidity pressures primarily as a result of the negative cash flow caused by the Company's operating losses. The Company believes that its new credit facility with the HS Bank and the proceeds from the AnnTaylor Disposition will alleviate the liquidity pressures faced by the Company during 1995 and the first quarter of 1996. However, there can be no assurance that the AnnTaylor Disposition will occur or that the new credit facility will be implemented. If the AnnTaylor Disposition does not occur or the new credit facility is not implemented the Company will face the liquidity pressures previously experienced which would adversely affect the Company's financial condition and results of operations.

TAXES

The Company is subject to ongoing tax audits in several jurisdictions. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these audits will not have a material adverse effect on the Company's financial position.

PART II       OTHER INFORMATION

Item 5.       Other Information

On June 7, 1996, the Company entered into a definitive agreement with Ann Taylor Stores Corporation regarding the previously announced sale to Ann Taylor of Cygne's 60% interest in CAT, Cygne's sourcing joint venture arrangement with Ann Taylor, and the assets of Cygne's Ann Taylor Woven Division that are used in sourcing merchandise for Ann Taylor. The aggregate consideration to be paid to Cygne in the transaction consists of unregistered shares of Ann Taylor common stock having a market value of $36 million (based upon the market price of the common stock for the ten trading days prior to closing, but in no event greater than 2.5 million shares), and a cash payment in an amount equal to the tangible net book value of the fixed assets of Cygne AnnTaylor Woven Division (but not to exceed $2,646,000) plus the tangible net book value of the inventory of Cygne's Ann Taylor Woven Division, less the amount of certain liabilities of the Division to be assumed by Ann Taylor.

The closing of the transaction is subject to various conditions, including approval by the Company's stockholders, the consent and release of liens by certain of the Company's lenders, and the continuation of CAT's $40 million credit facility. It is currently anticipated that the transaction will close in August 1996, following approval by Cygne's stockholders. There can be no assurance, however, that the conditions to the closing will be satisfied, that the transaction will be consummated or, if consummated, that it will be consummated within the currently anticipated time frame. In order to facilitate the integration of CAT and Cygne's Ann Taylor Woven Division into Ann Taylor's operations, Cygne has agreed to make available for a three year period the services of Mr. Bernard Manuel, the Company's Chief Executive Officer, and Mr. Irving Benson, the Company's President. Cygne will make available up to 30% of Messrs. Benson's and Manuel's time and will receive an aggregate fee of $450,000 per year. Ann Taylor has agreed to register the shares issued to Cygne for resale, although Cygne will be subject to certain restrictions on the timing of sales and the amount of shares which can be sold at any one time.

Item 6.       Exhibits and Reports on Form 8-K

              a.    Exhibits

                     10.1 Stock and Asset Purchase Agreement by and between
                          Cygne Designs, Inc., Cygne Group (F.E.) Limited, AnnTaylor Stores Corporation and Ann Taylor, Inc.

                     27   Financial Data Schedule (for SEC use only)

              b.    Reports on Form 8-K

                         Current report on Form 8-K dated February 9, 1996 relating to the consummation of the disposition of the Company's GJM Business.

                         Current report on Form 8-K dated April 8, 1996 relating to the agreement in principal with AnnTaylor relating to the AnnTaylor Disposition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CYGNE DESIGNS, INC.
                                    (Registrant)




June 18, 1996                       By  /s/BERNARD M. MANUEL
                                        -------------------------------
                                        Bernard M. Manuel, Chairman of the Board
                                          and Chief Executive Officer





June 18, 1996                       By  /s/ROY E. GREEN
                                        ------------------------------
                                        Roy E. Green, Senior Vice President,
                                          Chief Financial Officer and Treasurer