Form 10-Q/A
period 1996-05-04
CYGNE DESIGNS INC
filed 1996-07-03
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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
                                                    =========================

See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)


                                                           THREE MONTHS ENDED
                                                          MAY            APRIL
                                                        4, 1996        29, 1995
                                                       -------------------------
                                                       (In thousands, except per
                                                             share amounts)

Net sales                                              $ 83,756      $ 128,367
Cost of goods sold                                       73,044        117,239
                                                       ------------------------
Gross profit                                             10,712         11,128

Selling, general and administrative expenses              9,159         18,178
Gain from sale of subsidiary, net                             -         (4,742)
Bad debt expense                                              -          1,030
Amortization of intangibles                                  91            956
                                                       ------------------------
Income (loss) from operations                             1,462         (4,294)

Other income                                                388             -
Interest expense                                            935          2,111
                                                       ------------------------
Income (loss) before provision for income taxes
   and minority interests                                   915         (6,405)

Provision (benefit) for income taxes                        436         (2,122)
                                                       ------------------------
Income (loss) before minority interests                     479         (4,283)

Income attributable to minority interests                   448            397
                                                       ------------------------
Net income (loss)                                      $     31      $  (4,680)
                                                       ========================
Net income (loss) per share                            $   0.00      $   (0.36)
                                                       ========================
Weighted average number of common and common
   equivalent shares outstanding                         12,438         12,886
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


                                    CYGNE DESIGNS, INC.
                                    (Registrant)




July 3, 1996                        By  /s/ROY E. GREEN
                                        ------------------------------
                                        Roy E. Green, Senior Vice President,
                                          Chief Financial Officer and Treasurer