Form 10-Q
period 1996-08-03
CYGNE DESIGNS INC
filed 1996-09-17
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 3, 1996

                                       or

   [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                           Commission File No. 0-22102

                               CYGNE DESIGNS, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                         04-2843286
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  1372 Broadway, New York, New York                          10018
- --------------------------------------------------------------------------------
Address of principal executive offices)                   (Zip Code)

                                 (212) 354-6474
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
- --------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value, 12,438,038 shares as of September 12, 1996.

                      Cygne Designs, Inc. and Subsidiaries

                               Index to Form 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                    Page
                                                                            ----
        Condensed Consolidated Balance Sheets at August 3, 1996
         and February 3, 1996                                                 3

        Condensed Consolidated Statements of Operations for the
         three and six months ended August 3, 1996 and July 29, 1995          4

        Condensed Consolidated Statement of Stockholders' Equity
         for the six months ended August 3, 1996                              5

        Condensed Consolidated Statements of Cash Flows for the three
          and six months ended August 3, 1996 and July 29, 1995               6

        Notes to Condensed Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           15

PART II   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     23

Part I.  Financial Information

                      Cygne Designs, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     ($ in thousands, except share amounts)
                                   (Unaudited)

                                                        August 3,    February 3,
                                                          1996          1996
                                                        ---------    -----------
ASSETS
Current assets:
   Cash                                                $   2,815      $   5,487
   Trade accounts receivable, net                         32,602         35,117
   Inventory                                              21,937         29,999
   Other receivables and prepaid expenses                  4,773          8,150
   Assets held for sale                                     --           15,200
   Deferred income taxes                                   4,081          4,066
                                                       ---------      ---------
Total current assets                                      66,208         98,019

Fixed assets, net                                         13,151         13,533
Other assets                                                 848            803
Deferred income taxes                                      2,000          2,000
Goodwill, net                                              2,608          2,790
                                                       ---------      ---------
Total assets                                           $  84,815      $ 117,145
                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                               $  19,586      $  37,453
   Accounts payable                                       21,874         32,928
   Trade credit facilities outstanding                     9,364          8,945
   Accrued expenses                                        9,322         14,083
   Income taxes payable                                    6,259          5,677
   Current portion of long-term debt                       1,930          2,047
                                                       ---------      ---------
Total current liabilities                                 68,335        101,133
Long-term debt                                             1,192          1,562
Deferred rent credits                                      1,513          1,386
                                                       ---------      ---------
Total liabilities                                         71,040        104,081
Minority interests in subsidiaries                         4,749          4,018
Stockholders' equity:
   Preferred stock, $0.01 par value;
     4,000,000 shares authorized, none
     issued and outstanding
   Common stock, $0.01 par value;
     75,000,000 shares authorized;
     12,438,038 shares issued and outstanding                124            124
   Paid-in capital                                       120,918        120,918
   Accumulated deficit                                  (112,056)      (111,999)
   Foreign currency translation adjustment                    40              3
                                                       ---------      ---------
Total stockholders' equity                                 9,026          9,046
                                                       ---------      ---------
Total liabilities and stockholders' equity             $  84,815      $ 117,145
                                                       =========      =========

See accompanying notes.


                      Cygne Designs, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended                  Six Months Ended
                                                           ----------------------------       ----------------------------
                                                            August 3,          July 29,        August 3,         July 29,
                                                              1996              1995             1996              1995
                                                           ----------        ----------       ----------         ---------
                                                                        (In thousands, except per share amounts)

Net sales                                                  $  75,886         $ 132,067         $ 159,642         $ 260,434

Cost of goods sold                                            66,212           119,391           139,256           236,630
                                                           ---------         ---------         ---------         ---------

Gross profit                                                   9,674            12,676            20,386            23,804

Selling, general and administrative expenses                   8,178            16,155            17,337            34,333

Gain from sale of subsidiary, net                               --                --                --              (4,742)

Bad debt expense                                                --                --                --               1,030

Amortization of intangibles                                       91               965               182             1,921
                                                           ---------         ---------         ---------         ---------

Income (loss) from operations                                  1,405            (4,444)            2,867            (8,738)

Other income                                                     166              --                 554              --

Interest expense                                                 995             2,479             1,930             4,590
                                                           ---------         ---------         ---------         ---------
Income (loss) before provision for income
  taxes and minority interests                                   576            (6,923)            1,491           (13,328)
Provision (benefit) for income taxes                             381            (2,292)              817            (4,414)
                                                           ---------         ---------         ---------         ---------
Income (loss) before minority interests                          195            (4,631)              674            (8,914)
Income attributable to minority interests                        283               424               731               821
                                                           ---------         ---------         ---------         ---------
Net loss                                                   $     (88)        $  (5,055)        $     (57)        $  (9,735)
                                                           =========         =========         =========         =========
Net loss per share                                         $   (0.01)        $   (0.41)        $    0.00         $   (0.77)
                                                           =========         =========         =========         =========
Weighted average number of common and
  common equivalent shares outstanding                        12,438            12,438            12,438            12,662
                                                           =========         =========         =========         =========
See accompanying notes.



                      Cygne Designs, Inc. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                                 (In thousands)

                                                   Common Stock                            Foreign
                                             ------------------------                     Currency
                                               Number                       Paid-in      Translation    Accumulated
                                             of Shares       Amount         Capital       Adjustment      Deficit          Total
                                             ---------      ---------      ---------      ---------      ---------       ---------

Balance at February 3, 1996                    12,438         $124         $120,918          $ 3         $(111,999)        $9,046

Foreign currency translation
  adjustment                                       --           --               --           37                --             37

Net (loss) for the six
  months ended August 3, 1996                      --           --               --           --               (57)           (57)
                                               ------         ----         --------         ----         ---------         ------

Balance at August 3, 1996                      12,438         $124         $120,918         $ 40         $(112,056)        $9,026
                                               ======         ====         ========         ====         =========         ======





See accompanying notes.



                      Cygne Designs, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                         Six months ended
                                                                                ------------------------------
                                                                                August 3,             July 29,
                                                                                  1996                  1995
                                                                                --------              --------
                                                                                          (In thousands)

OPERATING ACTIVITIES
Net (loss)                                                                      $    (57)             $ (9,735)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                 1,004                 2,116
     Gain from sale of subsidiary, net                                              --                  (4,742)
     Bad debt expense                                                               --                   1,030
     Rent expense not currently payable                                              127                   552
     Amortization of intangibles                                                     182                 1,786
     Income attributable to minority interests                                       731                   821
     Deferred income taxes                                                            (3)                   34
     Interest on Credit facility outstanding                                         419                  --
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                   2,528                (1,789)
       Inventory                                                                   8,080                 4,818
       Other receivables and prepaid expenses                                      3,372                 2,870
       Accounts payable                                                          (11,033)                7,793
       Accrued expenses                                                           (2,047)               (1,646)
       Income taxes payable                                                          582                (4,547)
                                                                                --------              --------

Net cash provided by (used in) operating activities                                3,885                  (639)
                                                                                --------              --------

INVESTING ACTIVITIES
Purchase of fixed assets                                                            (610)               (5,465)
Other assets                                                                         (57)                  (98)
Sale of business                                                                  12,500                  --
Sale of subsidiary                                                                  --                    (464)
Purchase of businesses, net of cash acquired                                        --                  (3,207)
                                                                                --------              --------

Net cash provided by (used in) investing activities                               11,833                (9,234)
                                                                                --------              --------

FINANCING ACTIVITIES
Short-term borrowing, net                                                        (17,909)                2,787
Credit facility outstanding, net                                                    --                   4,034
Repayments of long-term debt, net                                                   (518)                  576
Net proceeds from issuance of common stock                                          --                      24
Investment in subsidiary by minority shareholder                                    --                      32
                                                                                --------              --------

Net cash (used in) provided by financing activities                              (18,427)                7,453
                                                                                --------              --------

Effect of exchange rate changes on cash                                               37                    67
                                                                                --------              --------

Net decrease in cash                                                              (2,672)               (2,353)
Cash at beginning of period                                                        5,487                14,202
                                                                                --------              --------
Cash at end of period                                                           $  2,815              $ 11,849
                                                                                ========              ========

SUPPLEMENTAL DISCLOSURES
Income taxes paid                                                               $    596              $     21
Interest paid                                                                      2,123                 4,328
Exchange of Company common stock for acquisitions                                   --                     675
Retirement of Company common stock from sale of subsidiary                          --                   7,500


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 August 3, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

     The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996. The balance sheet at February 3, 1996 has been derived from the audited financial statements at that date.

     The Company's fiscal year ends on the Saturday nearest to January 31.

     Earnings per share are based on the weighted average number of shares of common stock outstanding. For the three and six months ended August 3, 1996 and July 29, 1995, common stock equivalents are excluded as the effect of their inclusion would be antidilutive.

2. PURCHASES AND SALES OF COMPANIES

     CAT US, Inc. and C.A.T. (Far East) Limited, collectively "CAT," which began operations in June 1992, were originally owned by the stockholders of Cygne (80%) and AnnTaylor, Inc. (20%). Effective April 30, 1993, CAT became a 60% owned subsidiary of Cygne with AnnTaylor, Inc. owning the remaining 40% interest.

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

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     In April 1994, the Company acquired Fenn, Wright and Manson, Incorporated ("FWM"), a designer, merchandiser and manufacturer principally of private label women's and men's apparel (the "FWM Acquisition"). The purchase price for FWM was $44,000,000, consisting of 2,000,000 unregistered shares of the Company's common stock and $10,000 in cash. Additional costs related to this acquisition approximated $1,400,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $47,848,000 was recorded as goodwill, and was being amortized over a twenty-five year period.

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

     In October 1994, Cygne acquired the business operations of G.J.M. International Limited ("GJM"), a Hong Kong-based designer, merchandiser and manufacturer of women's intimate apparel (the "GJM Acquisition"). The purchase price for GJM was $15,200,000, consisting of 650,000 unregistered shares of the Company's common stock, $10,000 in cash and the assumption of approximately $1,900,000 of indebtedness owed to The Limited, Inc. The excess of the purchase price over the fair value of the net assets acquired of approximately $27,659,000 was recorded as goodwill and was being amortized over a twenty-five year period.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In February 1996, the Company sold substantially all of the assets of its GJM intimate apparel and sleepwear business (the "GJM Business") to Warnaco Inc. (the "GJM Disposition"). In the transaction, Warnaco paid Cygne $12,500,000 in cash and assumed certain liabilities of the GJM Business. The Company is obligated to indemnify Warnaco for any claims for taxes arising out of the operation of the GJM Business prior to the sale of the GJM business to Warnaco. The Company used all the proceeds from the sale to repay outstanding senior bank indebtedness. GJM accounted for approximately 15.6% and 13.8% of the Company's net sales for the quarter and six months ended July 29, 1995, respectively.

     In February 1995, Cygne acquired Tralee S.A. ("TSA"), a Uruguayan corporation that sources products in Brazil for export, primarily to the U.S. The purchase price for TSA was approximately $3,800,000, consisting of 53,038 unregistered shares of the Company's common stock and $3,100,000 in cash (the "TSA Acquisition"). Additional costs related to this acquisition approximated $730,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $4,500,000 was recorded as goodwill and was amortized over a twenty-five year period. Cygne also issued options to purchase an aggregate of 55,000 shares of the Company's common stock to the two former shareholders of TSA in connection with their entering into consulting agreements with TSA. In January 1996, the Company decided to cease operations of TSA by the end of the third quarter of 1996 and wrote-off the remaining goodwill.

     The FWM Acquisition, the GJM Acquisition and the TSA Acquisition were accounted for under the purchase method and, accordingly, the operating results of FWM, GJM and TSA were included in the consolidated operating results since their respective dates of acquisition.

     On June 7, 1996 Cygne signed a definitive agreement with AnnTaylor Stores Corporation regarding the sale to AnnTaylor of Cygne's 60% interest in CAT, and the assets of Cygne's AnnTaylor Woven Division that are used in sourcing merchandise for AnnTaylor (the "AnnTaylor Disposition").

     The aggregate consideration to be paid to Cygne in the transaction consists of unregistered shares of Ann Taylor common stock having a market value of $36 million (based upon the market price of the common stock for the ten trading days prior to closing, but in no event greater than 2.5 million shares), unless the 2.5 million shares would have a value of less than $32.5 million, in which event Cygne will receive Ann Taylor common stock having a market value of $32.5 million (based upon the market price of the common stock for the ten trading days prior to closing, but in no event greater than 3 million shares and except that Ann Taylor can pay that portion of the stock consideration in excess of 2.5 million shares in cash), and a cash payment in an amount equal to the tangible net book value of the fixed assets of Cygne's

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

AnnTaylor Woven Division (but not to exceed $2,646,000) plus the tangible net book value of the inventory of Cygne's AnnTaylor Woven Division, less the amount of certain liabilities of the Division to be assumed by Ann Taylor.

     The closing of the transaction is subject to various conditions, including approval by the Company's stockholders, the consent and release of liens by certain of the Company lenders, and the continuation of CAT's $40 million credit facility. It is currently anticipated that the transaction will close in September 1996, following approval by Cygne's stockholders. There can be no assurance, however, that the conditions to the closing will be satisfied, that the transaction will be consummated or, if consummated, that it will be consummated within the currently anticipated time frame. In order to facilitate the integration of CAT and Cygne's AnnTaylor Woven Division into AnnTaylor's operations, Cygne has agreed to make available for a three year period the services of Mr. Bernard Manuel, the Company's Chief Executive Officer, and Mr. Irving Benson, the Company's President. Cygne will make available up to 30% of Messrs. Benson's and Manuel's time and will receive an aggregate fee of $450,000 per year. AnnTaylor has agreed to register the shares issued to Cygne for resale, although Cygne will be subject to certain restrictions on the timing of sales and the amount of shares which can be sold at any one time. The Company is obligated to pledge the shares of Ann Taylor common stock to its lenders. (See note 4).

     CAT and the AnnTaylor Woven Division accounted for approximately 74.5% and 73.3% of the Company's net sales for the second quarter and six months ended August 3, 1996, respectively. If the proposed sale of CAT and the AnnTaylor Woven Division had been consummated on February 4, 1996 and after giving effect to the GJM Disposition, the Company would have had pro forma net sales of $19.3 million and $42.6 million for the second quarter and first six months of 1996, respectively. Pro forma gross profit for the second quarter and first six months of 1996 would have been $2.0 million and $4.7 million, respectively. Pro forma loss from operations for the second quarter and first six months of 1996 would have been $1.7 million and $3.9 million, respectively. Pro forma net loss for the second quarter and first six months of 1996 would have been $1.8 million and $3.7 million, respectively. The pro forma net loss per share for the second quarter and first six months would have been $0.15 and $0.29, respectively.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. INVENTORY

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventory consists of the following:

                                          August 3,        February 3,
                                            1996              1996
                                          --------         ----------
                                                (In thousands)

Raw materials                             $15,328           $21,748
Finished goods                                427             2,972
Finished goods-in-transit                   6,182             5,279
                                          -------          --------
                                          $21,937           $29,999
                                          =======           -------

4. CREDIT FACILITIES

     The Company's finances its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

     During the quarter ended October 28, 1995, Cygne and CAT each entered into a Credit Agreement with the HS Bank which modified the previous credit arrangements with the HS Bank. The modifications included (i) the consolidation of the facilities, previously aggregating up to $76,400,000, into one facility of up to $70,000,000, (ii) an increase in the CAT facility from up to $28,000,000 to up to $40,000,000, (iii) a requirement under each agreement to comply with certain financial covenants as well as various other restrictions, and (iv) an increase in the Cygne facility interest rate. Borrowings under these facilities, which may be terminated by the HS Bank or the Company at any time as to future borrowings upon proper notice, are subject to certain borrowing base limitations and the HS Bank's agreement as to amount, purpose, interest rate, maturity and collateral. Borrowings under these facilities are due on the earlier of demand or the maturity date specified by the HS Bank for each borrowing. Amounts outstanding under the Cygne agreement bear interest between 1% and 1.75% above the prime rate depending upon the working capital, as defined, of the Company, exclusive of CAT. Amounts outstanding under the CAT agreement bear interest at 0.5% above the prime rate. Each agreement provides for additional interest at 2% per annum on amounts not paid when due. The HS Bank facilities are cross guaranteed by Cygne and certain of its subsidiaries and are secured by a first lien on substantially all the assets of the Company including a pledge of 65% of the capital stock of certain of Cygne's foreign subsidiaries, except for CAT (Far East) Limited as to which 60% of the capital stock is pledged.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     On May 15, 1996, the Company received a commitment letter from HS Bank to provide the Company with a new credit facility to replace the existing facility. The commitment letter provides a committed facility of up to $30 million until the earlier of August 31, 1996 or the closing of the Ann Taylor Disposition; thereafter the facility reduces to $22.5 million and further reduces to $15 million at October 31, 1996; $10 million at November 30, 1996; $5 million at December 31, 1996; and matures on January 31, 1997. Borrowings under this facility are subject to borrowing base limitations and a requirement to comply with certain financial covenants as well as various other restrictions. The Company is obligated to pledge substantially all of its assets, including the AnnTaylor stock to be received at the closing of the AnnTaylor Disposition, as security for its obligations under the credit facility. The Company intends to use a portion of the purchase price to be received in the Ann Taylor Disposition, including proceeds from the disposition of the Ann Taylor stock, to repay amounts outstanding under this facility. The Company has requested the HS Bank to postpone the August 31, 1996 initial reduction date to September 30, 1996. Although the HS Bank has indicated that it is inclined to grant the Company's request, the HS Bank has indicated that it is also inclined to reduce the facility to $17.5 million at the earlier of the closing of the AnnTaylor Disposition on September 30, 1996, to $12.5 million at October 31, 1996 and to $7.5 million at November 30, 1996. There can be no assurance the HS Bank will agree to the Company's request. If the HS Bank does not postpone the August 31, 1996 date and requires repayment of amounts outstanding under the facility in excess of $22.5 million, the Company may have difficulty in making, and may be unable to make, such payment, in which event the HS Bank may declare all amounts outstanding under the facility to be immediately due and payable. In addition, the reduction in the amount available for borrowing under the facility prior to consummation of the Ann Taylor Disposition could have a material adverse effect on the Company's ability to conduct its business.

     The following table sets forth information with respect to the HS Bank facilities as of August 3, 1996:


                                                            Direct                                  Direct
                                     Total                Borrowing           Open Letters         Borrowing
                                  Facility (1)            Limit (2)             of Credit         Outstanding
                                  ------------            ---------           ------------        -----------
                                                                  (In thousands)


Cygne                                $30,000               $30,000              $ 3,861             $15,975
CAT(3)                                40,000                 8,000               38,630                 356
                                     -------               -------              -------             -------
Total                                $70,000               $38,000              $42,491             $16,331
                                     =======               =======              =======             =======

- ----------
(1) The total facility, less any direct borrowings outstanding, is available for letters of credit.


                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(2) Consists principally of revolving loans and borrowings against imports/exports.

(3) Cygne has guaranteed 60% of the indebtedness outstanding under this facility and AnnTaylor, Inc., which owns 40% of CAT, has provided the HS Bank with a $4,000,000 standby letter of credit.

     Certain foreign subsidiaries have credit facilities aggregating $3,255,000 at August 3, 1996. Borrowings under these facilities, which are payable on demand, are secured by a lien on certain assets of these subsidiaries.

     Cygne has agreements with two-third parties not affiliated with the Company, but affiliated with each other, whereby these parties made available to the Company a trade credit facility. The trade credit facility has been suspended. At August 3, 1996, $9,364,000 of this facility was outstanding. The Company has reached an agreement in principle to restructure the amounts outstanding under this trade credit facility.

     In addition, from time to time customers finance the purchase of raw materials on behalf of the Company, and the Company anticipates that they will continue to do so, although there can be no assurance of this.

5. DEBT

     The Company has existing mortgages of $947,000 at August 3, 1996 relating to a foreign office and manufacturing facility with bears interest at LIBOR plus 2% and is payable quarterly in equal payments of $52,600.

     At August 3, 1996, the Company also has a $1,258,000 unsecured note payable to The Limited, Inc., a major customer of the Company. The principal amount outstanding, which is currently payable, bears interest at prime plus 2% and was originally due on December 31, 1995.

     At August 3, 1996, the balance outstanding on other debt was $917,000 of which $455,000 is long-term.

6. LITIGATION

     On December 11, 1995, a class action complaint was filed against the Company, certain of the Company's officers and directors, Ernst & Young LLP, the underwriters of the Company's June 1994 secondary public offering of stock and certain financial analysts who followed the Company, in the United States District Court, Southern District of New York. The action was purportedly filed on behalf of a class

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

of purchasers of the Company's stock during the period September 28, 1993 through April 28, 1995. The complaint seeks unspecified money damages and alleges that the Company and the other defendants violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. On April 9, 1996, all of the defendants filed motions to dismiss the complaint. Pursuant to a scheduling order entered by the court, the plaintiff filed oppositions to the motions to dismiss in May 1996 and defendants filed their reply memoranda in June 1996. The motions are currently under consideration by the court. The Company believes that all of the allegations contained in the complaint are without merit and intends to continue to defend the action vigorously. An adverse decision in this action could have a material adverse effect on the Company's financial condition and results of operations.

     The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonable be expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

     On April 7, 1995, Cygne sold the United Kingdom subsidiary of FWM and certain brand name rights which were acquired in the FWM Acquisition. On February 9, 1996, the Company sold substantially all of the assets relating to its GJM Business. In June 1996, the Company entered into a definitive agreement to sell its 60% interest in its joint venture arrangement with AnnTaylor and the assets of Cygne's AnnTaylor Woven Division (the "AnnTaylor Disposition").

     Upon consummation of the AnnTaylor Disposition, the Company will continue in three principal segments of the women's apparel market: career sportswear, casual sportswear and dresses. In addition, upon the consummation of the AnnTaylor Disposition, the Company anticipates that it will no longer have sales to AnnTaylor. The Company has been dependent on its key customers (The Limited, Inc. and AnnTaylor) and, with the loss of AnnTaylor as a customer, its business is dependent upon maintaining its relationship with The Limited, Inc. and its ability to attract new customers. However, there can be no assurance that the Company will be able to do so. This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report and the Company's other filings with the Securities and Exchange Commission.

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

     On October 7, 1994, Cygne acquired GJM for a purchase price of $15.2 million, consisting of 650,000 unregistered shares of common stock, $10,000 in cash and the assumption of approximately $1.9 million of debt owed by GJM International to The Limited, Inc., as well as non-compete payments aggregating $3.2 million. Additional costs related to this acquisition approximated $1.7 million. The excess of the purchase price over the fair value of the net assets acquired of approximately $27.7 million was recorded as goodwill and was being amortized over a twenty-five year period.

     In February 1996, the Company sold the GJM Business to Warnaco. In the transaction, Warnaco paid Cygne $12.5 million in cash and assumed certain liabilities of the GJM Business. The Company is obligated to indemnify Warnaco for any claims for taxes arising out of the operation of the GJM Business prior to the sale of the GJM Business to Warnaco. The Company used all the proceeds of the sale to repay outstanding senior bank indebtedness.

     In February 1995, Cygne acquired Tralee S.A. ("TSA"), a Uruguayan corporation that sources products in Brazil for export, primarily to the United States. The purchase price for TSA was approximately $3.8 million, consisting of 53,038 unregistered shares of common stock and $3.1 million in cash. Additional costs related to this acquisition approximated $730,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $4.5 million was recorded as goodwill and was being amortized over a twenty-five year period. In January 1996, the Company determined to close TSA and the Company anticipates that operations will terminate by the end of the third quarter of 1996. As a result, the Company recorded a loss of approximately $6.4 million in fiscal 1995, primarily resulting from the write-off of goodwill associated with the acquisition.

     In June 1996, the Company entered into the Purchase Agreement pursuant to which Ann Taylor will, subject to, among other things, approval by the stockholders of the Company at its Annual Meeting scheduled to be held on September 19, 1996, acquire Cygne's 60% interest in CAT and the assets of the Company's Ann Taylor Woven Division (the "Division") that are used in sourcing merchandise for Ann Taylor. The purchase price to be paid by Ann Taylor to Cygne in the transaction consists of unregistered shares of Ann Taylor Common Stock having a market value of $36 million (based on the average of the high and low sale price of the Ann Taylor Common Stock in the ten trading days prior to closing), but in no event is ATSC obligated to issue more than 2.5 million shares unless the 2.5 million shares would have a value of less than $32.5 million, in which event Cygne will receive AnnTaylor Common Stock having a market value of $32.5 million (based on the average of the high and low sale price of the AnnTaylor Common Stock in the ten trading days prior to closing), but in no event more than 3 million shares (and AnnTaylor may elect to pay in cash the portion of the stock consideration in excess of 2.5 million shares) and a cash payment in an amount equal to the tangible net book value of the fixed assets (but not to exceed $2,646,000) and inventory of Cygne's Ann Taylor Woven Division, less certain assumed liabilities of the Division.

     The closing of the transaction is subject to various conditions, including approval by the Company's stockholders, the consent and release of liens by certain of the Company's lenders, and the continuation of CAT's $40 million credit facility. It is currently anticipated that the transaction will close in September 1996, following approval by Cygne's stockholders. There can be no assurance, however, that the conditions to the closing will be satisfied, that the transaction will be consummated or, if consummated, that it will be consummated within the currently anticipated time frame. In order to facilitate the integration of CAT and the Division into Ann Taylor's operations, Cygne has agreed to make available up to 30% of Messrs. Benson's and Manuel's time and will receive an aggregate fee of $450,000 per year. ATSC has agreed to register the shares issued to Cygne for resale, although Cygne will be subject to certain restrictions on the timing of sales and the amount of shares which can be sold at any one time. The Company is obligated to pledge the shares of AnnTaylor Common Stock to its lenders. See "-- Liquidity and Capital Resources".

     During 1993, 1994, 1995 and the first half of 1996, Ann Taylor accounted for 55.3%, 37.5%, 42.9% and 73.3% of Cygne's net sales, respectively, and The Limited, Inc. (consisting primarily of The Limited Stores, Lerner and, in 1993, Express) accounted for 38.6%, 36.8% and 34.1% and 17.9% of Cygne's net sales, respectively (38.6%, 36.0% and 26.2% during 1993, 1994 and 1995, respectively, excluding sales made by the GJM Business). Net sales in 1995 include sales to The Limited, Inc. by the Company's FWM division which operations were discontinued in 1995, and by the GJM Business which was sold in February 1996. The Limited, Inc. beneficially owns through an affiliated partnership 6.9% of the outstanding Cygne Common Stock. In addition, the Company is currently overdue on payment of an approximately $1,258,000 unsecured note payable to The Limited, Inc.

     If the AnnTaylor Disposition had been consummated on February 4, 1996 and after giving effect to the GJM Disposition, the Company would have had pro forma net sales of $19.3 million and $42.6 million for the second quarter and first six months of 1996, respectively. Pro forma gross profit for the second quarter and first six months of 1996 would have been $2.0 million and $4.7 million, respectively. Pro forma loss from operations for the second quarter and first six months of 1996 would have been $1.7 million and $3.9 million, respectively. Pro forma net loss for the second quarter and first six months of 1996 would have been $1.8 million and $3.7 million, respectively. The pro forma net loss per share for the second quarter and first six months would have been $0.15 and $0.29, respectively.

     Although Cygne has long established relationships with its key customers, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. Upon the consummation of the AnnTaylor Disposition, the Company anticipates that it will no longer have sales to Ann Taylor. The Company has been dependent on its key customers and with the loss of Ann Taylor as a customer, its future success will be dependent upon its ability to attract new customers. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the

Company at the same rate in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., particularly after the AnnTaylor Disposition, The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion, but not a majority, of its product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, The Limited Stores, which is the Company's largest customer among the divisions of The Limited, Inc. has formed an internal design and product development group as well as added a direct sourcing department. During 1995, sales to certain divisions of The Limited, Inc. decreased significantly and the Company anticipates that sales to The Limited, Inc. will continue to decrease in 1996.

     The apparel industry historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on the Company's business. The Company believes that the weakness of retail sales of women's apparel in 1994 and 1995 adversely affected its operating results, and believes that its operating results will continue to be adversely affected as long as this weakness continues. In addition, various retailers, including some of Cygne's customers, have experienced financial difficulties during recent years which have increased the risk of extending credit to such retailers.

RESULTS OF OPERATIONS

Financial Summary

     Certain captions of the Condensed Consolidated Statements of Operations for the three months ended May 4, 1996 and April 29, 1995 expressed as a percentage of net sales are as follows:


                                                           Three Months Ended                       Six Months Ended
                                                     -----------------------------             --------------------------
                                                     August 3,            July 29,             August 3,          July 29,
                                                       1996                 1995                 1996               1995
                                                     --------             --------             --------            ------

Net sales                                             100.0%               100.0%               100.0%             100.0%
Gross profit                                           12.7                  9.6                 12.8                9.1
Selling, general and administrative
  expenses                                             10.7                 12.2                 10.9               13.2
Amortization of intangibles                             0.1                  0.7                  0.1                0.7
Income (loss) from operations                           1.9                 (3.4)                 1.8               (3.4)
Interest expense                                        1.3                  1.9                  1.2                1.8
Net income (loss)                                      (0.1)                (3.8)                 0.0               (3.7)


Net Sales

     Net sales for the second quarter of 1996 were $75.9 million, a decrease of $56.2 million or 42.5% from the comparable period in 1995. Net sales for the first six months of 1996 were $159.6 million, a decrease of $100.8 million or 38.7% from the comparable period in 1995. The decreases in net sales for the second quarter and six months were primarily attributable to the sale of the GJM Business on February 9, 1996, which generated sales of $20.6 million and $36.0 million, respectively, in the comparable 1995 periods, discontinued customers and product lines, which generated sales of $28.5 million and $66.5 million, respectively, in the comparable 1995 periods and decreases in sales to The Limited, Inc. of $10.5 million and $4.8 million, respectively.

     For the second quarter and first six months of 1996 CAT and the Division had combined net sales to Ann Taylor of $56.6 million and $117.1 million, or 74.5% and 73.3% of the Company' net sales, respectively, and Cygne's share of the combined net income of CAT and the Division for these periods was $1.5 million and $3.2 million, respectively. Upon consummation of the AnnTaylor Disposition, the Company anticipates that it will no longer have sales to Ann Taylor.

Gross Profit

     Gross profit for the second quarter of 1996 was $9.7 million, a decrease of $3.0 million or 23.7% from the comparable period in 1995. Gross profit for the first six months of 1996 was $20.4 million, a decrease of $3.4 million or 14.4% from the comparable period in 1995. Gross margins as a percentage of net sales for the second quarter and six months of

1996 increased over the comparable prior periods due to lower margins on sales to discontinued and GJM customers in 1995. Certain of the Company's products inherently carry lower gross margins than the woven products. The Company expects that gross profit as a percentage of net sales will vary from quarter to quarter depending on the mix of products sold.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the second quarter of 1996 were $8.1 million, representing a decrease of 49.4% over the second quarter of 1995. Selling, general and administrative expenses for the first six months of 1996 were $17.3 million, representing a decrease of 49.5% over the comparable prior year period. The decrease in these expenses was primarily attributable to reductions in the Company's overhead as well as the elimination of the FWM operations and the disposition of the GJM Business.

Bad Debt Expenses

     Bad debt expense of $1.1 million in the first quarter of 1995 resulted from the bankruptcy filing of a customer.

Amortization of Intangibles

     The amortization of intangibles for the second quarter of 1996 was $91,000, a decrease of $874,000 over the second quarter of 1995. The amortization for the first six months of 1996 was $182,000, a decrease of $1.7 million over the first six months of 1995. The decrease was primarily attributable to the write offs subsequent to the first quarter of 1995 of intangibles recorded in connection with the FWM Acquisition and the GJM Acquisition.

Interest Expense

     Interest expense for the second quarter of 1996 was $1.0 million, a decrease of $1.5 million or 59.8% over the comparable prior year period. Interest expense for the first six months of 1996 was $1.9 million, a decrease of $2.7 million or 58.0% over the comparable prior year period. The decrease in the interest expense is primarily attributable to the reduction in anticipation taken by customers and the sale of the GJM Business.

Provision for Income Taxes

     The provision for income taxes in the second quarter and six months of 1996 primarily represents tax on CAT's income. At February 3, 1996, the Company had net operating loss carryforwards of approximately $84 million, which may be used to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's finances its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

     During the quarter ended October 28, 1995, Cygne and CAT each entered into a Credit Agreement with the HS Bank which modified the previous credit arrangement with the HS Bank. The modifications included (i) the consolidation of the Cygne, FWM and GJM facilities, previously aggregating up to $76.4 million, into one facility of up to $70.0 million, (ii) an increase in the CAT facility from up to $28.0 million to up to $40.0 million, (iii) a requirement under each agreement to comply with certain financial covenants as well as various other restrictions, (iv) an increase in the Cygne facility interest rate and (v) the elimination of the requirement to maintain a certain certificate of deposit as additional security for the prior separate GJM credit facility. Borrowings under these facilities, which may be terminated by the HS Bank or the Company at any time as to future borrowings upon proper notice, are subject to certain borrowing base limitations and the HS Bank's agreement as to amount, purpose, interest rate, maturity and collateral. Borrowings under these facilities are due on the earlier of demand or the maturity date specified by the HS Bank for each borrowing. Amounts outstanding under the Cygne agreement bear interest between 1% and 1.75% above the prime rate depending upon the working capital, as defined, of the Company, exclusive of CAT. Amounts outstanding under the CAT agreement bear interest at 0.5% above the prime rate. Each agreement provides for additional interest at 2% per annum on amounts not paid when due. The HS Bank facilities are cross guaranteed by Cygne and certain of its subsidiaries and are secured by a first lien on substantially all the assets of the Company including a pledge of 65% of the capital stock of certain of Cygne's foreign subsidiaries, except for CAT (Far East) Limited as to which 60% of the capital stock is pledged.

     On May 15, 1996, the Company received a commitment letter from HS Bank to provide the Company with a new credit facility to replace the existing facility. The commitment letter provides a committed facility of up to $30 million until the earlier of August 31, 1996 or the closing of the AnnTaylor Disposition; thereafter the facility reduces to $22.5 million and further reduces to $15 million at October 31, 1996; $10 million at November 30, 1996; $5 million at December 31, 1996; and matures on January 31, 1997. Borrowings under this facility are subject to borrowing base limitations. The Company is obligated to pledge substantially all of its assets, including the AnnTaylor stock to be received at the closing of the AnnTaylor Disposition as security for its obligations under the credit facility. The Company intends to use a portion of the purchase price to be received in the Ann Taylor Disposition, including proceeds from the disposition of the AnnTaylor stock, to repay amounts outstanding under this facility. The Company has requested the HS Bank to postpone the August 31, 1996 initial reduction date to September 30, 1996. Although the HS Bank has indicated that it is inclined to grant the Company's request, the HS Bank has indicated that it is also inclined to reduce the facility to $17.5 million at the earlier of the closing of the AnnTaylor Disposition on September 30, 1996, to $12.5 million at October 31, 1996 and to $7.5 million at November 30, 1996. There can be no assurance the HS Bank will agree to the Company's request. If the HS Bank does not postpone the August 31, 1996 date and requires repayment of amounts outstanding under the facility in excess of $22.5 million, the Company may have difficulty in making, and may be unable to make, such payment, in which event the HS Bank may declare all amounts outstanding under the facility to be immediately due and payable. In addition, the reduction in the amount available for borrowing under the facility prior to consummation of the Ann Taylor Disposition could have a material adverse effect on the Company's ability to conduct its business.

     The following table sets forth information with respect to the HS Bank facilities as of August 3, 1996:


                                                              Direct                                            Direct
                                      Total                  Borrowing             Open Letters                Borrowing
                                   Facility (1)              Limit (2)               of Credit                Outstanding
                                   ------------              ---------              -----------               -----------
                                                                      (In thousands)


Cygne                                $30,000                   $30,000                 $ 3,861                   $15,975
CAT(3)                                40,000                     8,000                  38,630                       356
                                     -------                   -------                 -------                   -------

Total                                $70,000                   $38,000                 $42,491                   $16,331
                                     =======                   =======                 -------                   -------


- ----------
(1) The total facility, less any direct borrowings outstanding, is available for letters of credit.

(2) Consists principally of revolving loans and borrowings against imports/exports.

(3) Cygne has guaranteed 60% of the indebtedness outstanding under this facility and AnnTaylor, Inc., which owns 40% of CAT, has provided the HS Bank with a $4,000,000 standby letter of credit.

     Certain foreign subsidiaries have credit facilities aggregating $3,255,000 at August 3, 1996. Borrowings under these facilities, which are payable on demand, are secured by a lien on certain assets of these subsidiaries.

     Cygne has agreements with two-third parties not affiliated with the Company, but affiliated with each other, whereby these parties made available to the Company a trade credit facility. The trade credit facility has been suspended. At August 3, 1996, $9,364,000 of this facility was outstanding. The Company has reached an agreement in principle to restructure the amounts outstanding under this trade credit facility.

     In addition, from time to time customers finance the purchase of raw materials on behalf of the Company, and the Company anticipates that they will continue to do so, although there can be no assurance of this.

     Net cash provided by operating activities for the six months ended August 3, 1996 was $3.9 million. The net cash provided resulted primarily from decreases in accounts receivable and inventory offset by a decrease in accounts payable. Net additions to fixed assets aggregated approximately $600,000 for the six months of 1996.

     As discussed above, the financing of the Company's operations currently depends primarily upon financing provided by the HS Bank, the Company's customers and to a lesser extent, third party vendors. As a result of the Company not being in compliance with financial covenants in its HS Bank credit facility and the liquidity pressures faced by the Company, third party vendors have been less willing to extend credit to the Company than in prior years. Although the HS Bank has waived the defaults, there can be no assurance that such third party vendors will continue to extend credit to the Company.

     During 1995 and the first half of 1996, the Company experienced liquidity pressures primarily as a result of the negative cash flow caused by the Company's operating losses. The Company believes that its current financing arrangement with the HS Bank and the proceeds from the AnnTaylor Disposition will alleviate the liquidity pressures faced by the Company during 1995 and the first half of 1996. However, there can be no assurance that the AnnTaylor Disposition will occur or that the new credit facility will not be terminated. If the AnnTaylor Disposition does not occur or the new credit facility is terminated the Company will face the liquidity pressures previously experienced which would adversely affect the Company's financial condition and results of operations. The Company expects to seek a new bank facility to replace the HS Bank Facility. There can be no assurance that the Company will be able to replace the HS Bank Facility. If the Company is unable to replace the HS Bank Facility, its financial condition and results of operations could be adversely affected.

Tax Audits

     The Company is subject to ongoing tax audits in several jurisdictions. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these audits will not have a material adverse effect on the Company's financial position.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           10.1 Stock and Asset Purchase Agreement, dated as of June 7, 1996, as amended as of August 27, 1996, by and between Cygne Designs, Inc., Cygne Group (F.E.) Limited, AnnTaylor Stores Corporation and Ann Taylor, Inc.

           10.2 License Agreement, dated as of July 26, 1996, by and between Cygne Designs, Inc. and Kenzo S.A. pertaining to the KENZO STUDIO license.

           10.3 License Agreement, dated as of July 26, 1996, by and between Cygne Designs, Inc. and Kenzo S.A. pertaining to the KENZO JEANS license.

           27    Financial Data Schedule (for SEC use only)

        b. Reports on Form 8-K

                 None.
                                      -24-

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYGNE DESIGNS, INC.

                                    (Registrant)

September 16, 1996                 By: /s/ Bernard M. Manuel
                                       ---------------------------------------
                                           Bernard M. Manuel, Chairman of the
                                           Board and Chief Executive Officer

September 16, 1996                 By: /s/ Roy E. Green
                                       ---------------------------------------
                                           Roy E. Green, Senior Vice President,
                                           Chief Financial Officer and Treasurer