Form 10-Q
period 1996-11-02
CYGNE DESIGNS INC
filed 1996-12-17
CIK 906782

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 2, 1996

                                       or

   [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to _______________

                           Commission File No. 0-22102


                               CYGNE DESIGNS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                     04-2843286
   -------------------------------          -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


  1372 BROADWAY, NEW YORK, NEW YORK                        10018
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


                                 (212) 354-6474
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X         No
                                 ---           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Common Stock, $.01 par value, 12,438,038 shares as of December 12, 1996.

================================================================================

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                               Index to Form 10-Q

                                   ----------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                    Page
                                                                            ----
        Condensed Consolidated Balance Sheets at November 2, 1996
          and February 3, 1996 ..........................................     3

        Condensed Consolidated Statements of Operations for the
          three and nine months ended November 2, 1996 and
          October 28, 1995 ..............................................     4

        Condensed Consolidated Statement of Stockholders' Equity
          for the nine months ended November 2, 1996.....................     5

        Condensed Consolidated Statements of Cash Flows for the
          nine months ended November 2, 1996 and October 28, 1995 .......     6

        Notes to Condensed Consolidated Financial Statements ............     7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................    14


PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders .............    21

Item 5. Other Information ...............................................    21

Item 6. Exhibits and Reports on Form 8-K ................................    21

Part I.  Financial Information


                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)
                                   (Unaudited)

                                                     November 2,    February 3,
                                                        1996           1996
                                                     ----------     ----------
ASSETS

Current assets:
   Cash ..........................................     $ 3,434      $   5,487
   Ann Taylor Common Stock .......................      34,254           --
   Trade accounts receivable, net ................      14,535         35,117
   Receivable from sale of Ann Taylor Common
      Stock ......................................       5,028           --
   Inventory .....................................       7,298         29,999
   Other receivables and prepaid expenses ........       3,022          8,150
   Assets held for sale ..........................        --           15,200
   Deferred income taxes .........................        --            4,066
                                                       -------      ---------
Total current assets .............................      67,571         98,019
Fixed assets, net ................................       8,149         13,533
Other assets .....................................         479            803
Deferred income taxes ............................        --            2,000
Goodwill, net ....................................       2,517          2,790
                                                       -------      ---------
Total assets .....................................     $78,716      $ 117,145
                                                       =======      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings .........................     $ 9,116      $  37,453
   Accounts payable ..............................       6,067         32,928
   Trade credit facilities outstanding ...........       9,542          8,945
   Accrued expenses ..............................      11,248         14,083
   Income taxes payable ..........................       5,965          5,677
   Current portion of long-term debt .............       1,854          2,047
                                                       -------      ---------
Total current liabilities ........................      43,792        101,133

Long-term debt ...................................         684          1,562
Deferred rent credits ............................         760          1,386
                                                       -------      ---------
Total liabilities ................................      45,236        104,081

Minority interests in subsidiaries ...............        --            4,018

Stockholders' equity:
   Preferred stock, $0.01 par value;
     4,000,000 shares authorized, none
     issued and outstanding

   Common stock, $0.01 par value;
     75,000,000 shares authorized;
     12,438,038 shares issued and outstanding ....         124            124
   Paid-in capital ...............................     120,918        120,918
   Accumulated deficit ...........................     (92,085)      (111,999)
   Unrealized gain on marketable securities ......       4,368           --
   Foreign currency translation adjustment .......         155              3
                                                       -------      ---------
Total stockholders' equity .......................      33,480          9,046
                                                       -------      ---------
Total liabilities and stockholders' equity .......     $78,716      $ 117,145
                                                       =======      =========


See accompanying notes.

                                              CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                                       Three Months Ended                 Nine Months Ended
                                                                   ---------------------------       ---------------------------
                                                                   November 2,      October 28,      November 2,      October 28,
                                                                      1996             1995             1996             1995
                                                                   ----------       ----------       ----------       ----------
                                                                              (In thousands, except per share amounts)

Net sales ..................................................        $ 80,709         $160,080         $240,351         $420,514

Cost of goods sold .........................................          72,013          149,146          211,269          385,776
                                                                    --------         --------         --------         --------

Gross profit ...............................................           8,696           10,934           29,082           34,738

Selling, general and administrative expenses ...............           6,566           16,187           23,903           50,530

Gain from sale of Ann Taylor Woven
  Division and CAT .........................................         (29,588)            --            (29,588)            --

Gain from sale of subsidiary, net ..........................            --               --               --             (4,742)

Reorganization expense .....................................           4,813             --              4,813             --

Bad debt expense ...........................................            --               --               --              1,030

Amortization of intangibles ................................              91              957              273            2,868

Write-off of goodwill ......................................            --             37,206             --             37,206
                                                                    --------         --------         --------         --------

Income (loss) from operations ..............................          26,814          (43,416)          29,681          (52,154)

Other income ...............................................             739             --              1,293             --

Interest expense ...........................................           1,045            1,984            2,975            6,574
                                                                    --------         --------         --------         --------
Income (loss) before provision for
  income taxes and minority interests ......................          26,508          (45,400)          27,999          (58,728)

Provision (benefit) for income taxes .......................           6,307           (2,712)           7,124           (7,126)
                                                                    --------         --------         --------         --------

Income (loss) before minority interests ....................          20,201          (42,688)          20,875          (51,602)

Income attributable to minority interests ..................             230              578              961            1,399
                                                                    --------         --------         --------         --------

Net income (loss) ..........................................        $ 19,971         $(43,266)        $ 19,914         $(53,001)
                                                                    ========         ========         ========         ========

Net income (loss) per share ................................        $   1.61         $  (3.48)        $   1.60         $  (4.21)
                                                                    ========         ========         ========         ========
Weighted average number of common and common
  equivalent shares outstanding ............................          12,442           12,438           12,439           12,587
                                                                    ========         ========         ========         ========


See accompanying notes.

                                             CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                          (Unaudited)
                                                        (In thousands)

                                              Common Stock       Unrealized                Foreign
                                           -------------------    gain on                  Currency
                                             Number              marketable     Paid-in   Translation  Accumulated
                                           of Shares    Amount   securities     Capital   Adjustment     Deficit         Total
                                           ---------    ------   ----------     -------   ----------     -------         -----
Balance at February 3, 1996 ............     12,438      $124        --        $120,918      $  3       $(111,999)      $ 9,046

Unrealized gain on marketable
  securities ...........................       --          --      $4,368          --         --             --           4,368

Foreign currency translation
  adjustment ...........................       --          --          --          --         152            --             152

Net income for the nine months
  ended November 2, 1996 ...............       --          --          --          --          --          19,914        19,914
                                             ------      ----      ------      --------      ----       ---------       -------

Balance at November 2, 1996 ............     12,438      $124      $4,368      $120,918      $155       $ (92,085)      $33,480
                                             ======      ====      ======      ========      ====       =========       =======


See accompanying notes.

                                       CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                                       Nine months ended
                                                                                                   --------------------------
                                                                                                   November 2,    October 28,
                                                                                                      1996           1995
                                                                                                   -----------    -----------
                                                                                                          (In thousands)
OPERATING ACTIVITIES
Net income (loss) ..........................................................................       $ 19,914        $(53,001)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Write-off of goodwill .................................................................           --            37,206
     Depreciation and amortization .........................................................          1,436           2,758
     Write-off of fixed assets .............................................................          1,231            --
     Gain from sale of Ann Taylor Woven Division and CAT ...................................        (29,588)           --
     Gain on sale of Ann Taylor Common Stock ...............................................           (739)           --
     Gain from sale of subsidiary, net .....................................................           --            (4,742)
     Bad debt expense ......................................................................           --             1,030
     Rent expense not currently payable ....................................................            173             664
     Amortization of intangibles ...........................................................            273           2,868
     Income attributable to minority interests .............................................            961           1,399
     Deferred income taxes .................................................................          5,868          (4,963)
     Interest on credit facility outstanding ...............................................            597            --
     Changes in operating assets and liabilities:
       Trade accounts receivable ...........................................................           (688)        (35,675)
       Inventory ...........................................................................         15,274          13,196
       Other receivables and prepaid expenses ..............................................          5,078           6,345
       Accounts payable ....................................................................        (14,658)         15,938
       Accrued expenses ....................................................................         (1,062)           (276)
       Income taxes payable ................................................................          2,126          (2,686)
                                                                                                   --------        --------
Net cash provided by (used in) operating activities ........................................          6,196         (19,939)
                                                                                                   --------        --------

INVESTING ACTIVITIES
Purchase of fixed assets ...................................................................           (849)         (6,084)
Other assets ...............................................................................            (47)             28
Cash proceeds from sale of Ann Taylor Woven Division and CAT ...............................          3,162            --
Cash proceeds from sale of Ann Taylor Common Stock .........................................          3,982            --
Sale of business ...........................................................................         12,500            (464)
Purchase of businesses, net of cash acquired ...............................................           --            (3,207)
                                                                                                   --------        --------
Net cash provided by (used in) investing activities                                                  18,748          (9,727)
                                                                                                   --------        --------
FINANCING ACTIVITIES
Short-term borrowing, net ..................................................................        (26,741)         22,770
Credit facility outstanding, net ...........................................................           --             7,569
Repayments of long-term debt, net ..........................................................           (476)            499
Net proceeds from issuance of common stock .................................................           --                24
Investment in subsidiary by minority shareholder ...........................................           --                32
                                                                                                   --------        --------
Net cash (used in) provided by financing activities ........................................        (27,217)         30,894
                                                                                                   --------        --------
Effect of exchange rate changes on cash ....................................................            220              74
                                                                                                   --------        --------
Net (decrease) increase in cash ............................................................         (2,053)          1,302
Cash at beginning of period ................................................................          5,487          14,202
                                                                                                   --------        --------
Cash at end of period ......................................................................       $  3,434        $ 15,504
                                                                                                   ========        ========
SUPPLEMENTAL DISCLOSURES
Income taxes paid ..........................................................................       $    326        $    732
Interest paid ..............................................................................          2,394           6,144
Exchange of Company common stock for acquisitions ..........................................           --               675
Retirement of Company common stock from sale of subsidiary .................................           --             7,500

See accompanying notes.


                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 2, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996. The balance sheet at February 3, 1996 has been derived from the audited financial statements at that date.

     The Company's fiscal year ends on the Saturday nearest to January 31.

     Earnings per share are based on the weighted average number of shares of common stock outstanding during the periods and, for the three and nine months ended November 2, 1996, the common stock equivalents outstanding during the period. For the three and nine months ended October 28, 1995, common stock equivalents are excluded as the effect of their inclusion would be antidilutive.

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

     During 1993, in two transactions, the Company acquired T. Wear

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     On April 7, 1995, the Company sold the United Kingdom subsidiary of FWM and certain brand name rights to Fenn Wright and Manson (Antilles) N.V. (a group led by Colin Fenn) in exchange for 600,000 shares of Cygne common stock previously issued. In the quarter ended April 29, 1995, Cygne recorded a gain of $4,742,000 on the sale, which is net of certain restructuring expenses of $2,800,000 (consisting primarily of severance to former FWM employees and costs associated with closing certain of FWM's facilities) pertaining to the related integration of FWM's operations with the Company's operations. During 1995, management also took various actions to reverse a decline in FWM's remaining business. However, management determined that such actions were not having the desired results and eliminated all of the operations of FWM. The unamortized goodwill recorded in connection with the acquisition of FWM ($44,530,000) exceeded the undiscounted anticipated future operating cash flows over the remaining goodwill amortization period. Therefore, the FWM goodwill was written off in the third and fourth quarters of 1995.

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

     In February 1996, the Company sold substantially all of the assets of its

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

GJM intimate apparel and sleepwear business (the "GJM Business") to Warnaco Inc. (the "GJM Disposition"). In the transaction, Warnaco paid Cygne $12,500,000 in cash and assumed certain liabilities of the GJM business. The Company is obligated to indemnify Warnaco for any claims for taxes arising out of the operation of the GJM Business prior to the sale of the GJM Business to Warnaco. The Company used all the proceeds from the sale to repay outstanding senior bank indebtedness. GJM accounted for approximately 39.4% and 16.1% of the Company's net sales for the quarter and nine months ended October 28, 1995, respectively.

     In February 1995, Cygne acquired Tralee S.A. ("TSA"), a Uruguayan corporation that sourced products in Brazil for export, primarily to the U.S. The purchase price for TSA was approximately $3,800,000, consisting of 53,038 unregistered shares of the Company's common stock and $3,100,000 in cash (the "TSA Acquisition"). Additional costs related to this acquisition approximated $730,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $4,500,000 was recorded as goodwill and was amortized over a twenty-five year period. Cygne also issued options to purchase an aggregate of 55,000 shares of the Company's common stock to the two former shareholders of TSA in connection with their entering into consulting agreements with TSA. In January 1996, the Company determined to close TSA. As a result, the Company recorded a loss of approximately $6.4 million in fiscal 1995, primarily resulting from the write-off of goodwill associated with the acquisition. The Company terminated these operations during the third quarter of 1996.

     The FWM Acquisition, the GJM Acquisition and the TSA Acquisition were accounted for under the purchase method and, accordingly, the operating results of FWM, GJM and TSA were included in the consolidated operating results since their respective dates of acquisition.

     The Company completed on September 20, 1996 a transaction with AnnTaylor Stores Corporation whereby it sold to Ann Taylor Cygne's 60% interest in CAT, Cygne's former sourcing joint venture arrangement with Ann Taylor, and the assets of Cygne's Ann Taylor Woven Division that were used in sourcing merchandise for Ann Taylor (the "Ann Taylor Disposition"). On the closing of the transaction, Cygne received 2,348,145 shares (the "Ann Taylor Common Stock") of common stock, par value $.0068 per share, of AnnTaylor Stores Corporation (determined by dividing $36 million by $15.33125 (the average of the high and low sale prices of the AnnTaylor Common Stock on each of the 10 consecutive trading days ending on the trading day immediately prior to the closing of the transaction)), and $3,200,000 in cash (based on the net book value of the inventory of the Division (less related payables and advances and certain other assumed liabilities)) and fixed assets of the Division, subject to post-closing adjustments. Ann Taylor also assumed certain liabilities of the Ann Taylor Woven Division and paid to Cygne $6,500,000 in payment of accounts receivable for

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

merchandise delivered by Cygne prior to the closing. The Company used the $9,700,000 of cash received upon closing of the transaction to repay a portion of its outstanding senior bank indebtedness. The Company has granted a security interest in the shares of Ann Taylor Common Stock owned by it to its senior and subordinated lenders and pledged such shares to its senior lender. As a result of the sale, the Company realized a pre-tax gain of $29,588,000.

     In addition, the consummation of the Ann Taylor Disposition constituted a "change in control of the Company" for purposes of employment agreements with the Company's executive officers and the Company's stock option plans. As a result, if the Company fails to renew the employment agreement of any executive officer for a period of two years following the closing of the Ann Taylor Disposition, such executive will be entitled to certain specified severance payments. In addition, all then outstanding stock options became immediately exercisable upon consummation of the Ann Taylor Disposition.

     Between October 23 and December 13, 1996, the Company sold an aggregate of 1,988,000 shares of the Ann Taylor Common Stock received upon the closing of the transaction at various prices resulting in aggregate gross proceeds of approximately $38,336,000 before brokerage commissions and transaction expenses. The Company has used and intends to continue to use a substantial portion of such proceeds to pay down its outstanding indebtedness, and expects to use the balance of such proceeds for working capital purposes, including costs associated with the start-up of its business to manufacture and distribute brand name apparel bearing the KENZO JEANS and KENZO STUDIO labels.

     With respect to such sales of Ann Taylor Common Stock, an aggregate of 509,000 shares were sold during the third quarter, resulting in the Company's realization of a pre-tax gain of $739,000. The Company also had an unrealized gain of $4,368,000 based on the closing price of the Ann Taylor Common Stock at the balance sheet date, which is reflected in the equity section of the balance sheet.

     In connection with the Ann Taylor Disposition, the Company entered into two 3-year consulting agreements with Ann Taylor for the services of Mr. Bernard Manuel, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Irving Benson, the Company's then President and a director, to facilitate the integration of CAT and the Division into Ann Taylor's operations. These agreements, which provide for an annual fee of $225,000 for the services of each of Messrs. Benson and Manuel, will automatically be assigned to the consultant if his employment with the Company is terminated for any reason. Mr. Benson's consulting agreement was assigned to him in connection with the termination of his employment with the Company on November 29, 1996.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Ann Taylor Disposition was part of the Company's previously disclosed intention to restructure its operations and reduce liquidity pressures.

     CAT and the Ann Taylor Woven Division accounted for approximately 65.0% and 70.5% of the Company's net sales for the third quarter and nine months ended November 2, 1996, respectively. If the sale of CAT and the Ann Taylor Woven Division had been consummated on February 4, 1996 and after giving effect to the GJM Disposition, the Company would have had pro forma net sales of $28,249,000 and $70,794,000 for the third quarter and nine months of 1996, respectively. Pro forma gross profit for the third quarter and nine months of 1996 would have been $2,684,000 and $7,414,000, respectively. Pro forma loss from operations for the third quarter and nine months of 1996 would have been $6,954,000 and $10,839,000, respectively. Pro forma net loss for the third quarter and nine months of 1996 would have been $7,200,000 and $10,863,000, respectively. The pro forma net loss per share for the third quarter and nine months would have been $0.58 and $0.87, respectively.

3. INVENTORY

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventory consists of the following:

                                                November 2,        February 3,
                                                   1996               1996
                                                -----------        -----------
                                                        (In thousands)

Raw materials ................................    $6,699             $21,748
Finished goods ...............................       599               2,972
Finished goods-in-transit ....................        --               5,279
                                                  ------             -------
                                                  $7,298             $29,999
                                                  ======             =======

4. CREDIT FACILITIES

     The Company has historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

     On September 20, 1996, the Company entered into an amended and restated credit agreement with The Hongkong and Shanghai Banking Corporation Limited, New York Branch ("HS Bank") which replaced the Company's prior facility. The amended facility provided a committed facility of up to $17,500,000 until October 30, 1996, which thereafter reduced to $12,500,000 at October 31, 1996 and to

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

$7,500,000 at November 30, 1996. This facility, which matures on January 31, 1997, further reduces to $5,000,000 at December 30, 1996. Borrowings under this facility are subject to borrowing base limitations and a requirement to comply with certain financial covenants as well as various other restrictions. The Company pledged substantially all of its assets, including the Ann Taylor Common Stock, as security for its obligations under the credit facility. As of November 2, 1996 there were direct borrowings of $5,218,000 and letters of credit of $4,501,000 outstanding under this facility.

     Certain foreign subsidiaries have credit facilities aggregating $3,898,000 at November 2, 1996. Borrowings under these facilities, which are payable on demand, are secured by a lien on certain assets of these subsidiaries.

     Cygne has agreements with two-third parties not affiliated with the Company, but affiliated with each other, whereby these parties made available to the Company a trade credit facility. The trade credit facility has been suspended. At November 2, 1996, $9,542,000 of this facility was outstanding.

5. DEBT

     The Company has existing mortgages aggregating $894,000 at November 2, 1996 relating to a foreign office and manufacturing facility which bear interest at LIBOR plus 2% and are payable quarterly in equal payments of $52,600.

     At November 2, 1996, the Company also has a $1,258,000 unsecured note payable and accrued interest of $253,000 to The Limited, Inc., the Company's principal customer. The principal amount outstanding, which was currently payable at November 2, 1996, bore interest at prime plus 2% and was originally due on December 31, 1995. These amounts were paid to The Limited, Inc. on November 6, 1996.

     At November 2, 1996, the balance outstanding on other debt was $133,000, all of which is short-term.

6. REORGANIZATION EXPENSE

     The reorganization expense of $4,813,000 was the result of the downsizing of the Company and the redeployment of assets necessary to meet changes in continuing customer needs. The major components of this expense are: costs in connection with early termination of leases for excess space, disposition of related fixed assets, and severance costs related to Irving Benson's resignation as an officer and employee of the Company.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. LITIGATION

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

     In December 1996, the Company and certain other defendants withdrew without prejudice their motions to dismiss. The Company and these other defendants have had discussions with plaintiffs regarding the possibility of resolving the lawsuit by settlement. In order to explore the possibility of settlement, the parties are engaging in informal discovery. There can be no assurance that these discussions will result in settlement of the litigation. The Company continues to believe that the allegations in the complaint are without merit. An adverse decision in the action could have a material adverse effect on the Company's financial condition and results of operations.

     The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

     On April 7, 1995, Cygne sold the United Kingdom subsidiary of FWM and certain brand name rights which were acquired in the FWM Acquisition. On February 9, 1996, the Company sold substantially all of the assets relating to its GJM Business. On September 20, 1996, the Company sold its 60% interest in its joint venture arrangement with Ann Taylor and the assets of Cygne's Ann Taylor Woven Division.

     Since the consummation of the Ann Taylor Disposition, the Company has not had and does not anticipate that it will have sales to Ann Taylor. The Company is continuing in three principal segments of the women's apparel market: career sportswear, casual sportswear and dresses. The Company has been dependent on its key customers (The Limited, Inc. and Ann Taylor) and, with the loss of Ann Taylor as a customer, its business is dependent upon maintaining its relationship with The Limited, Inc. and its ability to attract new customers. However, there can be no assurance that the Company will be able to do so. This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report and the Company's other filings with the Securities and Exchange Commission.

General
-------
     In June 1992, the Company and certain of its stockholders formed CAT, a joint venture arrangement with Ann Taylor to source products exclusively for Ann Taylor. During 1992 and the first quarter of 1993, Ann Taylor owned a 20% interest in CAT. Effective May 1, 1993, Ann Taylor's interest in CAT increased to 40%. As a result of such change in ownership, Ann Taylor had, prior to the consummation of the Ann Taylor Disposition, a 40% interest in the net income of CAT, which interest is reflected in Cygne's consolidated statements of income as "income attributable to minority interests."

     On April 6, 1994, Cygne acquired FWM for a purchase price of $44.0 million, consisting of 2,000,000 unregistered shares of the Company's common stock and $10,000 in cash. Additional costs related to this acquisition approximated $1.4 million. The excess of the purchase price over the fair value of the net assets acquired of $47.8 million was recorded as goodwill and was being amortized over a twenty-five year period. In April 1995, the Company sold FWM's U.K. subsidiary to FWM N.V. for 600,000 shares of the Company's common stock. During 1995, management took various actions to reverse a decline in FWM's business. However, management determined that such actions were not having the desired results and eliminated all of the operations of FWM. In connection with the elimination of the FWM operations, the

Company wrote-off the remaining $44.5 million of goodwill in fiscal 1995.

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

     In February 1995, Cygne acquired Tralee S.A. ("TSA"), a Uruguayan corporation that sources products in Brazil for export, primarily to the United States. The purchase price for TSA was approximately $3.8 million, consisting of 53,038 unregistered shares of common stock and $3.1 million in cash. Additional costs related to this acquisition approximated $730,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $4.5 million was recorded as goodwill and was being amortized over a twenty-five year period. In January 1996, the Company determined to close TSA. As a result, the Company recorded a loss of approximately $6.4 million in fiscal 1995, primarily resulting from the write-off of goodwill associated with the acquisition. The Company terminated these operations during the third quarter of 1996.

     During 1993, 1994, 1995 and the nine months of 1996, Ann Taylor accounted for 55.3%, 37.5%, 42.9% and 70.5% of Cygne's net sales, respectively, and The Limited, Inc. (consisting primarily of The Limited Stores, Lerner and, in 1993, Express) accounted for 38.6%, 36.8% and 34.1% and 21.6% of Cygne's net sales, respectively (38.6%, 36.0% and 26.2% during 1993, 1994 and 1995, respectively, excluding sales made by the GJM Business). Net sales in 1995 include sales to The Limited, Inc. by the Company's FWM division, which operations were discontinued in 1995, and by the GJM Business, which was sold in February 1996. The Limited, Inc. beneficially owns through an affiliated partnership 6.9% of the outstanding Cygne Common Stock. In addition, the Company was overdue on payment of an approximately $1,258,000 unsecured note payable and accrued interest of $253,000 to The Limited, Inc. assumed in connection with the acquisition of the GJM Business. This note was repaid on November 6, 1996.

     If the Ann Taylor Disposition had been consummated on February 4, 1996 and after giving effect to the GJM Disposition, the Company would have had pro forma net sales of $28.2 million and $70.8 million for the third quarter and nine months of

1996, respectively. Pro forma gross profit for the third quarter and nine months of 1996 would have been $2.7 million and $7.4 million, respectively. Pro forma loss from operations for the third quarter and nine months of 1996 would have been $7.0 million and $10.8 million, respectively. Pro forma net loss for the third quarter and nine months of 1996 would have been $7.2 million and $10.9 million, respectively. The pro forma net loss per share for the third quarter and nine months would have been $0.58 and $0.87, respectively.

     Although Cygne has long established relationships with its key customers, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. Since the consummation of the Ann Taylor Disposition, the Company has not had and does not anticipate that it will have sales to Ann Taylor. The Company has been dependent on its key customers and with the loss of Ann Taylor as a customer, its future success will be dependent upon its ability to attract new customers. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., particularly after the Ann Taylor Disposition, The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion, but not a majority, of its product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, each of the divisions of The Limited, Inc. has formed an internal design and product development group as well as added a direct sourcing department. During 1995, sales to certain divisions of The Limited, Inc. decreased significantly and, although sales to certain divisions of The Limited, Inc. with which the Company continues to do business increased in the first nine months of 1996, the Company anticipates that total sales to The Limited, Inc. will continue to decrease in 1996.

     The apparel industry is highly competitive and historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on the Company's business. The Company believes that the weakness in retail sales of women's apparel in 1994 and 1995 adversely affected its operating results. In addition, various retailers, including some of Cygne's customers, have experienced financial difficulties during recent years which have increased the risk of extending credit to such retailers. The effect of these factors has been increased competition and reduced operating margins for both the retailers and their suppliers. Retailers, including customers of the Company, are increasingly designing and sourcing private label products themselves rather than utilizing outside vendors like the Company.

RESULTS OF OPERATIONS

Financial Summary
-----------------
     Certain captions of the Condensed Consolidated Statements of Operations for the three and nine months ended November 2, 1996 and October 28, 1995 expressed as a percentage of net sales are as follows:


                                                         Three Months Ended                 Nine Months Ended
                                                    -----------------------------       ---------------------------
                                                    November 2,       October 28,       November 2,     October 28,
                                                       1996              1995              1996            1995
                                                    -----------       -----------       -----------     -----------
Net sales .........................................   100.0%            100.0%            100.0%          100.0%
Gross profit ......................................    10.8               6.8              12.1             8.3
Selling, general and administrative
  expenses ........................................     8.1              10.1               9.9            12.0
Gain from sale of Ann Taylor Woven
  Division and CAT ................................   (36.7)              --              (12.3)            --
Gain from sale of subsidiary, net .................     --                --                --             (1.1)
Reorganization expense ............................     6.0               --                2.0             --
Amortization of intangibles .......................     0.1               0.6               0.1             0.7
Write-off of goodwill .............................     --               23.2               --              8.8
Income (loss) from operations .....................    33.2             (27.1)             12.3           (12.4)
Interest expense ..................................     1.3               1.2               1.2             1.6
Net income (loss) .................................    24.7             (27.0)              8.3           (12.6)


Net Sales
---------
     Net sales for the third quarter of 1996 were $80.7 million, a decrease of $79.4 million or 49.6% from the comparable period in 1995. Net sales for the nine months of 1996 were $240.4 million, a decrease of $180.2 million or 42.8% from the comparable period in 1995. The decreases in net sales for the third quarter and nine months were primarily attributable to the sale of the GJM Business on February 9, 1996, which generated sales of $31.8 million and $67.8 million, respectively, in the comparable 1995 periods, discontinued customers and product lines, which generated sales of $33.9 million and $100.4 million, respectively, in the comparable 1995 periods and decreases in sales to Ann Taylor of $19.4 million and $14.7 million, respectively, from the comparable 1995 period as a result of the Ann Taylor Disposition. These decreases were partially offset by increases in sales to those divisions of The Limited, Inc. with which the Company continues to do business of $5.2 million and $0.4 million, respectively, and increases in sales to other customers.

     For the third quarter and nine months of 1996 CAT and the Ann Taylor Woven Division had combined net sales to Ann Taylor of $52.5 million and $169.6 million, or 65.0% and 70.5% of the Company's net sales, respectively, and Cygne's share of the combined net income of CAT and the Ann Taylor Woven Division for these periods was $2.3 million and $5.5 million, respectively. Since the consummation of the Ann Taylor Disposition, the Company has not had and does not anticipate that it will have sales to Ann Taylor.

Gross Profit
------------
     Gross profit for the third quarter of 1996 was $8.7 million, a decrease of $2.2 million or 20.5% from the comparable period in 1995. Gross profit for the nine months of 1996 was $29.1 million, a decrease of $5.7 million or 16.3% from the comparable period in 1995. Gross margins as a percentage of net sales for the third quarter and nine months of 1996 increased over the comparable prior periods due to lower margins on sales to discontinued and GJM customers in 1995. Certain of the Company's products inherently carry lower gross margins than the woven products. The Company expects that gross profit as a percentage of net sales will vary from quarter to quarter depending on the mix of products sold.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses for the third quarter of 1996 were $6.6 million, representing a decrease of 59.4% over the third quarter of 1995. Selling, general and administrative expenses for the nine months of 1996 were $23.9 million, representing a decrease of 52.7% over the comparable prior year period. The decrease in these expenses was primarily attributable to reductions in the Company's overhead as well as the elimination of the FWM operations, the disposition of the GJM Business and the Ann Taylor Disposition.

Gain from Sale of Ann Taylor Woven Division and CAT
---------------------------------------------------
     The Company realized a pretax gain from the sale of the Ann Taylor Woven Division and CAT of $29.6 million after transaction costs.

Reorganization Expense
----------------------
     The reorganization expense of $4.8 million was the result of the downsizing of the Company and the redeployment of assets necessary to meet changes in continuing customer needs. The major components of this expense are: costs in connection with early termination of leases for excess space, disposition of related fixed assets, and severance costs related to Irving Benson's resignation as an officer and employee of the Company.

Bad Debt Expense
----------------
     Bad debt expense of $1.0 million in the first quarter of 1995 resulted from the bankruptcy filing of a customer.

Amortization of Intangibles
---------------------------
     The amortization of intangibles for the third quarter of 1996 was $91,000, a decrease of $866,000 over the third quarter of 1995. The amortization for the nine months of 1996 was $273,000, a decrease of $2.6 million over the nine months of 1995. The decrease was primarily attributable to the write-off subsequent to the first quarter of 1995 of intangibles recorded in connection with the FWM Acquisition and to the sale of the GJM Business.

Interest Expense
----------------
     Interest expense for the third quarter of 1996 was $1.0 million, a decrease of $0.9 million or 47.3% over the comparable prior year period. Interest expense for the nine months of 1996 was $3.0 million, a decrease of $3.6 million or 54.7% over the comparable prior year period. The decrease in the interest expense is primarily attributable to the reduction in bank borrowings as a result of the sale of the GJM Business and downsizing of the remaining operations.

Provision for Income Taxes
--------------------------
     The provision for income taxes in the third quarter and nine months of 1996 primarily represents tax on CAT's income and the utilization of the net deferred tax assets in connection with the Ann Taylor Disposition. At November 2, 1996 the Company had provided a full valuation allowance for its net deferred tax assets as the realization of such assets is uncertain. At February 3, 1996, the Company had net operating loss carryforwards of approximately $84 million, which may be used to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

     On September 20, 1996, the Company entered into an amended and restated credit agreement with HS Bank which replaced the Company's prior facility. The amended facility provided a committed facility of up to $17.5 million until October 30, 1996, which thereafter reduced to $12.5 million at October 31, 1996 and to $7.5 million at November 30, 1996. This facility, which matures on January 31, 1997, further reduces to $5.0 million at December 30, 1996. Borrowings under this facility are subject to borrowing base limitations and a requirement to comply with certain financial covenants as well as various other restrictions. The Company pledged substantially all of its assets, including the Ann Taylor Common Stock received at the closing of the Ann Taylor Disposition, as security for its obligations under the credit facility. As of November 2, 1996 there were direct borrowings of $5.2 million and letters of credit of $4.5 million outstanding under this facility.

     Between October 23 and December 13, 1996, the Company sold an aggregate of 1,988,000 shares of the Ann Taylor Common Stock at various prices resulting in aggregate gross proceeds of approximately $38.3 million before brokerage commissions and transaction expenses. The Company has used and intends to continue to use a substantial portion of such proceeds to pay down its outstanding indebtedness, and expects to use the balance of such proceeds for working capital purposes, including costs associated with the start-up of its business to manufacture and distribute brand name apparel bearing the KENZO JEANS and KENZO STUDIO labels. With respect to these stock sales, 509,000 shares were sold during the third quarter.

     Certain foreign subsidiaries have credit facilities aggregating $3.9 million at November 2, 1996. Borrowings under these facilities, which are payable on demand, are secured by a lien on certain assets of these subsidiaries.

     Cygne has agreements with two-third parties not affiliated with the Company, but affiliated with each other, whereby these parties made available to the Company a trade credit facility. The trade credit facility has been suspended. At November 2, 1996, $9.5 million of this facility was outstanding. The Company anticipates that this facility will be repaid by January 31, 1997.

     In addition, from time to time customers finance the purchase of raw materials on behalf of the Company, although there can be no assurance of this.

     Net cash provided by operating activities for the nine months ended November 2, 1996 was $6.2 million. The net cash provided resulted primarily from a decrease in inventory partially offset by a decrease in accounts payable. Net purchases of fixed assets aggregated approximately $0.8 million for the nine months of 1996.

     During 1995 the Company experienced liquidity pressures primarily as a result of the negative cash flow caused by the Company's operating losses. The Company believes that its current financing arrangement with the HS Bank and the proceeds from the Ann Taylor Disposition have alleviated the liquidity pressures faced by the Company during 1995 and in 1996 prior to the consummation of the Ann Taylor Disposition. No assurance can be given, however, that the Company will not experience liquidity pressures again in the future.

Tax Audits
----------
     The Company is subject to ongoing tax audits in several jurisdictions. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these audits will not have a material adverse effect on the Company's financial position.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     a. The Annual Meeting of Stockholders of Cygne Designs, Inc. was held on September 19, 1996.

     c. The following persons, comprising the entire board of directors, were elected at the Annual Meeting pursuant to the following vote tabulation:


Name                         Votes For                 Votes Withheld
----                         ---------                 --------------
Irving Benson                6,549,256                   1,146,791

James G. Groninger           6,549,256                   1,146,791

Stuart B. Katz               6,549,256                   1,146,791

Bernard M. Manuel            6,549,731                   1,146,316

Trevor J. Wright             6,549,731                   1,146,316


     In addition to the election of directors, the proposal to approve the Ann Taylor Disposition was approved, with 6,888,241 shares voted in favor, 18,880 shares voted against, 7,945 shares abstained and 780,981 broker nonvotes.

Item 5. Other Information

     As previously announced, Irving Benson resigned as President and Vice Chairman of the Company effective November 29, 1996. Mr. Benson, who founded the Company in 1975, will continue to serve on the Board of Directors of the Company. The Company and Mr. Benson, who resigned his officer positions to pursue other interests, entered into a consulting agreement pursuant to which Mr. Benson will provide services to Cygne with respect to design, development and merchandising matters and special projects. In addition, the consulting agreement entered into by the Company, Ann Taylor and Mr. Benson in connection with the Ann Taylor Disposition was in accordance with its terms automatically assigned to Mr. Benson in connection with the termination of his employment with the Company.

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           10.1 Amended and Restated Credit Agreement, dated as of September 20, 1996 by and between Cygne Designs, Inc. and the Hongkong and Shanghai Banking Corporation Limited, New
                 York Branch.

           10.2 Escrow Agreement, dated September 20, 1996, by and among Cygne Designs, Inc., Cygne Group (F.E.) Limited, The Hongkong and Shanghai Banking Corporation Limited and Marine Midland Bank.

           10.3 Amended and Restated Security Agreement, dated as of September 20, 1996, between Cygne Designs, Inc. and the Hongkong and Shagnhai Banking Corporation Limited.

           10.4 Option Agreement, dated as of September 20, 1996, between Cygne Designs, Inc., Cygne Group (F.E.) Limited and The Hongkong and Shanghai Banking Corporation Limited.

           10.5 Stockholders Agreement, dated September 20, 1996 by and among AnnTaylor Stores Corporation, Cygne Designs, Inc. and Cygne Group (F.E.) Limited.

           10.6 Consulting Agreement, dated as of September 20, 1996, between AnnTaylor Stores Corporation, AnnTaylor, Inc., Cygne Designs, Inc. and Mr. Bernard M. Manuel.

           10.7 Consulting Agreement, dated as of September 20, 1996, between AnnTaylor Stores Corporation, AnnTaylor, Inc., Cygne Designs, Inc. and Mr. Irving Benson.

           10.8 Consulting and Severance Agreement dated as of November 27, 1996 between Cygne Designs, Inc. and Irving Benson.

           27   Financial Data Schedule (for SEC use only)

        b. Reports on Form 8-K

               Current report on Form 8-K dated September 20, 1996 relating to the Ann Taylor Disposition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CYGNE DESIGNS, INC.
                                  (Registrant)


December 16, 1996                 By: /s/ Bernard M. Manuel
                                      ----------------------------------
                                      Bernard M. Manuel, Chairman of the
                                       Board and Chief Executive Officer


December 16, 1996                 By: /s/ Roy E. Green
                                      ----------------------------------
                                      Roy E. Green, Senior Vice President,
                                       Chief Financial Officer and Treasurer