Form 10-K
period 1997-02-01
CYGNE DESIGNS INC
filed 1997-05-02
CIK 906782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 1, 1997.

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

                           YES X           NO___
                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Registrant's Common Stock held by non-affiliates at April 30, 1997 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System):
$4,219,984. Common Stock outstanding as of April 30, 1997: 12,438,038 shares.

Documents incorporated by reference: Portions of the Registrant's definitive proxy statement for its 1997 annual meeting of stockholders are incorporated by reference into Part III of this report.

ITEM 1.  BUSINESS

      Unless otherwise noted, all references to a year refer to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year. On April 6, 1994 the Company acquired Fenn, Wright and Manson, Incorporated ("FWM") and on October 7, 1994 the Company acquired from G.J.M. International Limited ("GJM International") the business operations of GJM International ("GJM"). On April 7, 1995 Cygne sold the United Kingdom subsidiary of FWM and certain brand name rights that had been acquired in connection with the acquisition of FWM and thereafter discontinued the remaining operations of FWM. On February 9, 1996, the Company sold substantially all of the assets relating to its GJM operations (the "GJM Disposition"). On September 20, 1996, the Company sold to AnnTaylor Stores Corporation (together with its affiliates, "Ann Taylor") Cygne's 60% interest in CAT, Cygne's former sourcing joint venture arrangement with Ann Taylor, and the assets of Cygne's Ann Taylor Woven Division that were used in sourcing merchandise for Ann Taylor (the "Ann Taylor Disposition"). Unless the context indicates otherwise, the terms "Company" or "Cygne" includes the operations of the Company and its subsidiaries as then in existence. This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below.

GENERAL

      Cygne Designs, Inc. (the "Company" or "Cygne") is a private label designer, merchandiser and manufacturer of women's apparel, serving principally The Limited, Inc. The Company's products include woven and knit career and casual women's apparel. As a private label manufacturer, the Company produces apparel upon orders from its customers for sale under the customers' own labels, rather than producing its own inventory of apparel for sale under the Cygne name.

      In addition to its private label operations, the Company is currently exploring opportunities with respect to the sale of licensed brand name apparel. In August 1996 the Company entered into two agreements with Kenzo, a French company ("Kenzo"), for an exclusive license to manufacture and distribute certain men's and women's ready to wear garments lines in North America under the Kenzo label. See "--Kenzo License Agreements."

      The manufacture of private label apparel is characterized by high volume sales to a small number of customers at competitive prices. Although private label gross margins are lower than in the brand name apparel industry, marketing expenses and collection and markdown costs are typically commensurably lower, and inventory turns are generally higher. Inventory risks are also reduced because the purchasing of fabric and other supplies begins only after purchasing commitments have been obtained from customers. As reflected by the Ann Taylor Disposition, the Company believes that retailers, including customers of the Company, are increasingly designing and sourcing private label products themselves rather than utilizing outside vendors like the Company.

      The Company has been dependent on its key customers (The Limited, Inc. and Ann Taylor) and, with the loss of Ann Taylor as a customer as a result of the Ann Taylor Disposition, a significant portion of the Company's sales will be to various divisions of The Limited Inc. In 1996, sales to divisions of The Limited, Inc. were $62.7 million or 25% of total Company sales (74% of total Company sales excluding sales to Ann Taylor in 1996). Sales to The Limited, Inc. decreased in both 1995 and 1996, and the Company expects sales to The Limited, Inc. to continue to decrease. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company in the future, or that the Company will be able to attract new customers. The Company believes that The Limited Inc., like other retailers, is increasing its internal design and sourcing capabilities and reducing its reliance on outside vendors, including the Company, for these services.

      The principal executive offices of the Company are located at 1372 Broadway, New York, New York 10018 and its telephone number is (212) 354-6474.

SIGNIFICANT FINANCIAL AND BUSINESS DEVELOPMENTS

      The weak retailing environment in women's apparel, retailers' diminishing reliance upon outside design, merchandising and sourcing services, and liquidity pressures, all adversely affected the Company's operating results. In response to these factors, the Company during 1996 continued the restructuring of its operations that commenced in 1995 with the sale of the United Kingdom subsidiary of FWM and the discontinuance of the remaining operations of FWM.

      In February 1996, the Company sold substantially all of the assets relating to its GJM intimate apparel and sleepwear operations (the "GJM Business") to Warnaco Inc. In the transaction, Warnaco paid Cygne $12.5 million in cash and assumed certain liabilities of the GJM Business. The Company is obligated to indemnify Warnaco for any claims for taxes arising out of the operation of the GJM Business prior to the sale of the GJM Business to Warnaco. The Company incurred a loss from the GJM Disposition of approximately $31 million in its fiscal year ended February 3, 1996.

      The Company completed the Ann Taylor Disposition on September 20, 1996. In the transaction the Company sold to Ann Taylor Cygne's 60% interest in CAT, Cygne's former sourcing joint venture arrangement with Ann Taylor, and the assets of Cygne's Ann Taylor Woven Division that were used in sourcing merchandise for Ann Taylor. On the closing of the transaction, Cygne received 2,348,145 shares of Ann Taylor common stock, having a value of $36 million (based on the average closing price of the Ann Taylor common stock during the ten trading days prior to closing), and approximately $9.7 million in cash in respect of inventory (less related payables and advances and certain other assumed liabilities), net fixed assets and accounts receivable of the Ann Taylor Woven Division, subject to post-closing adjustments. Ann Taylor also assumed certain liabilities of the acquired sourcing operations. Settlement of the post-closing adjustments is expected to result in a decrease to $8.9 million in the cash received in the Ann Taylor Disposition in respect of inventory (less related payables and advances and certain other assumed liabilities), net fixed assets and accounts receivable of the Ann Taylor Woven Division. As a result of the transaction, the Company realized a pre-tax gain of $29.6 million. Between October 1996 and January 1997, the Company sold all of the 2,348,145 shares of Ann Taylor common stock received upon the closing of the transaction at various prices resulting in aggregate net proceeds of approximately $44.3 million. The Company realized a pre-tax gain of approximately $6.1 million in connection with the sale of the shares of Ann Taylor common stock.

      Net sales to Ann Taylor during 1996 amounted to 67% of the Company's net sales. Since the closing of the Ann Taylor Disposition, the Company has not had, and does not anticipate that it will have, sales to Ann Taylor. If the Ann Taylor Disposition had been consummated on February 4, 1996 (the first day of the Company's 1996 fiscal year), the Company would have had pro forma net sales of $84.8 million for 1996 and pro forma loss from operations would have been $15.5 million. Pro forma net loss (excluding the gain on the Ann Taylor Disposition and on the subsequent sale of the Ann Taylor common stock) for 1996 would have been $17.7 million and pro forma net loss per share for 1996 would have been $1.42.

      In connection with the closing of the Ann Taylor Disposition, the Company entered into two 3-year consulting agreements with Ann Taylor for the services of Mr. Bernard Manuel, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Irving Benson, the Company's then President and a director, to facilitate the integration of CAT and the Ann Taylor Woven Division into Ann Taylor's operations. These agreements, which require an annual fee of $225,000 for the services of each of Messrs. Benson and Manuel, provided for automatic assignment to the consultant if his employment with the Company were terminated for any reason. Mr. Benson's consulting agreement was assigned to him in connection with his resignation as President of the Company on November 29, 1996. Mr. Benson, who founded the Company's predecessor in 1975 and continues to serve on the Board of Directors of the Company, has entered into a consulting agreement with the Company pursuant to which he is providing services to Cygne with respect to design, development and merchandising matters and special projects. The consulting agreement with Ann Taylor for the services of Mr. Manuel is expected to be bought out in consideration of the payment by Ann Taylor to the Company of approximately $533,000.

      The Company used the cash proceeds received at the closings of the GJM Disposition and the Ann Taylor Disposition, together with a substantial portion of the cash proceeds from the sale of the shares of Ann Taylor common stock, to pay off the outstanding indebtedness under its bank and trade credit facilities, which facilities have been terminated. The Company is using the balance of the proceeds from the sale of the shares of Ann Taylor common stock for working capital purposes, including costs associated with the start-up of its business to manufacture and distribute brand name apparel bearing the KENZO JEANS and KENZO STUDIO labels.

      During 1996 the Company incurred a reorganization expense of $4.8 million as a result of the downsizing of the Company and the redeployment of assets necessary to meet changes in continuing customer needs. The major components of this expense were costs in connection with early termination of leases for excess space, disposition of related fixed assets, and severance costs related to Mr Benson's resignation as an officer and employee of the Company.

      The Company anticipates that it will have a net loss for 1997. The extent of the net loss will depend, among other things, on the amount of sales and related gross profit from sales to The Limited, Inc. and from sales of, and start-up expenses related to, KENZO JEANS and KENZO STUDIO brand name products. The Company is continuing to review its business operations and expects to continue to incur additional costs in the future associated with the further restructuring or downsizing of its operations.

      See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements of the Company.

PRODUCTS

      The Company currently participates in three principal segments of the women's apparel market: career sportswear, casual sportswear and dresses. During 1996 the Company's products included tops, jackets, skirts, pants and sweaters. The Company believes that, as a result of the Ann Taylor Disposition and declining sales to Limited Stores, knit products sourced from or manufactured by the Company in the Middle East, particularly tops, will constitute a significant portion of its private label product sales in 1997 and that its sales of private label woven products will decrease.

      The Company intends to distribute under the KENZO STUDIO label a women's ready to wear line of woven and knit products including jackets, skirts, pants, tops and sweaters and, under the KENZO JEANS label, a women's and men's ready to wear line including jeans, jackets, skirts, slacks and other casual garments. The Company has not yet had substantial sales of its Kenzo products and there can be no assurance that the Company will be successful in its efforts to sell brand name apparel. See "-- Kenzo License Agreements."

DESIGN, MERCHANDISING AND SALES

      Cygne's private label design, merchandising and sales process begins with research in color and fabric fashion trends. Combining the results of this research with an understanding of a customer's market positioning, the Company works to develop products with fabrics, colors, styles and prices suitable for such customers. This process generally leads first to customer fabric commitments and ultimately to purchase orders for specific products. The Company also sources products for its customers which have been designed and developed by the customer.

      The Company intends to market products under the KENZO STUDIO and KENZO JEANS labels to department and specialty store customers through an in-house sales force located in the Company's New York City showroom. See "-- Kenzo License Agreements."

      In addition, the Company has formed a design studio which designs and develops apparel collections for certain Japanese retailers. See "--Proposed Joint Venture Arrangement".

SOURCING AND MANUFACTURING

      If the Ann Taylor Disposition had occurred prior to 1996, approximately 24% of the Company's net sales in 1996 would have resulted from sales of products manufactured at its sewing facilities and approximately 76% of such sales would have resulted from sales of products sourced from and manufactured by non-affiliated contract manufacturers.

      Private label manufacturing usually operates on a tighter schedule than brand name manufacturing because goods are not manufactured until purchase orders are received and the Company's customers strive for quick response time in order to react to market changes and test results. Delivery cycles vary according to the type of products manufactured, but frequently occur within a period of six weeks from fabric delivery to garment delivery. Meeting customer delivery requirements is both essential and difficult given the global nature of the manufacturing process.

      Most of the Company's products are manufactured outside the United States, either by non-affiliated contract manufacturers or at the Company's sewing facilities. If the Ann Taylor Disposition had occurred prior to 1996, approximately 98% of the Company's net sales in 1996 would have resulted from sales of its products which were manufactured outside the United States, of which approximately 25% would have been manufactured by Cygne in its sewing facilities and approximately 75% by non-affiliated contract manufacturers. Cygne intends to continue to utilize foreign contract manufacturers for a significant percentage of its manufacturing requirements. The Company's contract manufacturers are located in several countries in the Far East, the Middle East and Central America. In addition, the Company owns and operates manufacturing facilities in Guatemala and leases and operates manufacturing facilities in Israel. If the Ann Taylor Disposition had occurred prior to 1996, products representing approximately 36% of the Company's net sales would have been produced in the Far East, approximately 35% in the Middle East, approximately 23% in Central America, approximately 4% in other countries, and approximately 2% in the U.S. The Company reviews its product sourcing on an ongoing basis and may alter this allocation to meet changing conditions and demands.

      Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries) and other factors which could have an adverse effect on the Company's business. Further, revocation of "most favored nation" status for the People's Republic of China could have a material adverse effect on the Company. In addition, the Company may be subject to risks associated with the availability of and time required for the transportation of products from foreign countries. The occurrence of certain of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet delivery requirements would have a severe adverse impact on the Company's results of operations and could have an adverse effect on the Company's relationships with its customers. Furthermore, the occurrence of certain of these factors in countries in which Cygne owns or leases and operates manufacturing facilities could result in the impairment or loss of the Company's investment in such countries. The loss of any one or more of its foreign manufacturers could have an adverse effect on the Company's business until alternative supply arrangements were secured.

      During 1988 and 1989, and to a lesser extent in 1990 and 1991, the Company experienced difficulties in obtaining timely delivery of products (primarily woven products) of acceptable quality which resulted, in many cases, in rejections or chargebacks by customers. During 1994, the Company experienced difficulties in obtaining timely delivery of products (primarily knit products) of acceptable quality which resulted, in many cases, in rejections or chargebacks by customers. In addition, during 1995 and 1996, the Company experienced increased rejections or cancellations by customers with respect to certain of its products. Cygne believes that in some cases these difficulties resulted from not having sufficient access to and control over the manufacturing process for such products as well as shortened manufacturing times attributable to delays in obtaining required raw materials due to the liquidity pressures faced by the Company. There can be no assurance that the Company will not continue to experience such difficulties in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

      Cygne only began operating its own sewing factories, all of which are located outside the United States, during 1993. Operating manufacturing facilities rather than contracting with independent manufacturers requires the Company to maintain a higher level of working capital. In addition, reduced sales would have an even greater adverse impact on the Company's results in light of the fixed costs needed to own and operate its own factories. All of the Company's manufacturing operations are located outside the U.S. and, accordingly, the Company is subject to many of the same risks as relying on foreign contract manufacturers. The Company currently operates manufacturing facilities in Guatemala and Israel. See "Item 2. Properties." In connection with the GJM Disposition, the manufacturing facilities operated by the Company in the People's Republic of China, the Philippines and Sri Lanka were sold or closed. The Company's Hong Kong sourcing office was significantly downsized in 1996 and its operations are expected to terminate by the end of the second quarter of 1997.

Raw Materials

      Cygne generally supplies the raw materials to its domestic manufacturers and frequently supplies the raw materials to foreign manufacturers. Otherwise, the raw materials are purchased directly by the manufacturer in accordance with the Company's specifications. Raw materials, which are in most instances made and/or colored specifically to the Company's order, consist principally of fabric and trim and are readily available from numerous domestic and foreign sources.

      Cygne's foreign finished goods purchases are frequently made on a letter of credit basis, while its domestic purchases are generally made on an open order basis. The Company does not have formal long-term arrangements with any of its suppliers. The Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

Quality Assurance

      The Company's quality assurance program is designed to ensure that its products meet the quality standards of its customers. The Company employs inspectors in its overseas offices and requires its overseas agents to employ similarly qualified quality control personnel. Foreign manufactured fabric is usually inspected both prior to shipment by the Company's overseas offices or agents as well as upon arrival at their manufacturing destination.

KENZO LICENSE AGREEMENTS

      In August 1996 the Company entered into two license agreements with Kenzo (the "Kenzo License Agreements") pursuant to which Kenzo granted to the Company an exclusive license to manufacture and distribute in the area governed by the North American Free Trade Agreement (i.e., Canada, Mexico and the United States of America) (i) the men's and women's ready to wear garments line bearing the KENZO JEANS label and (ii) the women's ready to wear garments line bearing the KENZO STUDIO label. The Kenzo License Agreements have an initial term of five years commencing with the Autumn/Winter 1997 season and concluding with the Spring/Summer 2002 season. The Kenzo License Agreements will be automatically renewed for a successive five year period under certain circumstances and upon the agreement of the parties as to minimum royalty payments for the successive five year period. The Company has agreed to pay Kenzo royalties of eight percent of the invoiced sales (which is defined as the net consolidated wholesale turnover invoiced by the Company, its subsidiaries and its sublicensees to third parties, excluding any affiliates of the Company) in return for the right to use the Kenzo trademark and the KENZO JEANS label or KENZO STUDIO label, as applicable. Regardless of the sales actually generated by the Company under each Kenzo License, the Company is obligated to pay minimum royalties under each Kenzo license of $200,000, $300,000, $350,000, $400,000, and $450,000 for the
years commencing with the Autumn/Winter season during 1997, 1998, 1999, 2000 and 2001, respectively. The minimum royalty payment under each

Kenzo License Agreement for 1997 has been paid, and must be paid in advance for each subsequent year on the anniversary date of the Kenzo License Agreement. In addition, the Company is obligated each year to make payments for advertising for the KENZO JEANS and KENZO STUDIO products in an amount equal to six percent of the annual turnover (as defined above) for the first two years covered by the Kenzo License Agreements and three percent for each subsequent year. The Kenzo License Agreements provide for the immediate termination by a party upon the occurrence of a serious default by the other party of a term of the applicable Kenzo License Agreement. In addition, Kenzo may terminate the License Agreements
(i) if in any year after the first two years of the License Agreement net sales of the licensed products are less than the amount which would result in the payment of minimum royalties for such year, (ii) in the event that Bernard Manuel ceases to actually manage the Company, except in the event of an agreement between Kenzo and the successor Chief Executive Officer or Chairman of the Board of the Company, or (iii) in the event of a change in the majority of the actual control of the Company, unless prior to such a change in control the Company and Kenzo agree to continue the License Agreements.

      The Kenzo License Agreements represent an opportunity for the Company with respect to the sale of licensed brand name apparel. However, the Kenzo License Agreements also represent a new area of the apparel business for the Company which involves significant start-up and ongoing risks and costs. The Company has limited experience in the sale of brand name apparel. The sale of brand name apparel involves greater inventory risks and higher marketing expenses and collection and markdown costs than the sale of private label apparel. There can be no assurance the Company will be successful in exploiting the Kenzo License Agreements.

      The Company has not yet had substantial sales of its Kenzo products and is engaged in discussions with Kenzo regarding possible modifications to the Kenzo License Agreements. Such modifications may include, but not be limited to, changes in the minimum royalty payment schedule. There can be no assurance that the current discussions will result in any modifications to the Kenzo License Agreements.

PROPOSED JOINT VENTURE ARRANGEMENT

      The Company is engaged in discussions with an affiliate (the "Proposed Co-Venturer") of Cleveland Investment Limited, a holder of approximately 5% of the common stock of the Company, to enter into a joint venture arrangement through a British Virgin Islands corporation (the "Proposed Venture Company") to design, merchandise and manufacture men's and women's private label apparel for sale in Japan by various Japanese retailers. It is contemplated that Cygne and the Proposed Co-Venturer would each own 50% of the Proposed Venture Company, which would utilize the resources of the Company's design studio and the proposed Co-Venturer's Far East sourcing operations. There can be no assurance that the proposed joint venture arrangement will be entered into or that, if formed, it would be successful in its efforts to design, merchandise and manufacture private label apparel for Japanese retailers.

COMPETITION

      The private label apparel industry is highly fragmented, and the Company faces intense competition, including competition from its own customers (including their affiliates) who have, or may establish, their own internal product development and sourcing capabilities. Many of the Company's competitors, however, are larger in size and have greater resources than the Company. The Company competes primarily on the basis of price, quality and short lead time high volume manufacturing.

      The Company believes that many of its own customers (including their affiliates), who possess, to varying degrees, the know-how and internal resources to develop and source directly a portion of their requirements, constitute its major competition. For example, The Limited, Inc., through its sourcing subsidiary, Mast Industries, Inc., procures directly a substantial portion of its product requirements. In addition, apparel divisions of The Limited, Inc. have formed internal design and product development groups as well as added direct sourcing departments. Ann Taylor followed the concept of sourcing directly a portion of its requirements as reflected by the Ann Taylor Disposition.

      In addition, the brand name apparel industry in the United States is highly competitive. In connection with the Company's efforts to sell brand name products under its Kenzo licenses, the Company competes with numerous producers of brand name apparel, many of which are significantly larger and have significantly greater financial resources than the Company.

      The Company believes that its business will depend upon its ability to provide apparel products which meet current fashion trends, are of good quality and attractively priced, and are delivered within its customers' time requirements, as well as its ability to maintain relationships with key customers. There can be no assurance that the Company will be successful in this regard.

IMPORT RESTRICTIONS

      The Company sources substantially all its products from a number of foreign countries in the Far East, the Middle East and Central America. The Company's ability to meet its customers' pricing requirements will depend, in large part, on its ability to manufacture its products in countries where manufacturing costs are low. However, because of quota limits, the Company's manufacturing flexibility is reduced, increasing the risk that the Company will need to manufacture more of its products in countries where manufacturing costs are higher.

Textile Agreements

      Prior to January 1, 1995, apparel imports from most countries were subject to bilateral textile agreements under the Multifiber Arrangement ("MFA") of the General Agreement on Tariffs and Trade ("GATT") which allowed the imposition of visa and quota restrictions on certain apparel and textile articles including a significant portion of those currently sold by the Company. Under the Uruguay Round Agreements Act, the United States agreed to phase out these bilateral quotas in three stages over a ten year period. The agreement became effective on January 1, 1995 for the 124 member countries of the World Trade Organization ("WTO"). Those textile quotas in effect on December 31, 1994 will remain in effect until they are "phased-out" during the ten-year period. However, these quotas are subject to a growth formula which uses as a basis the growth rate set forth in the bilateral textile agreements in effect as of December 31, 1994 and provides for additional growth of 16%, 25% and 27% of the base growth rate in the respective phase-out periods. It is believed that the quotas affecting most of the products imported by the Company are not likely to be phased out until the end of the third and final stage, i.e., on January 1, 2005. Once "phased-out," quotas cannot be imposed except in accordance with GATT rules. These rules generally forbid bilateral quota agreements and other discriminatory, country-specific restraints. However, some form of global quota is still possible after completion of the ten year phase-out period. Under limited circumstances, a new quota (called a "transitional safeguard") may be imposed during the ten-year phase out period if there is demonstrable evidence of serious damage, or actual threat of serious damage, to a domestic industry producing like or competitive products due to a sharp and substantial increase in imports of a particular product. The United States may also counteract illegal transshipping practices by imposing new quotas, issuing chargebacks against existing quotas or imposing embargoes. Such action can be taken against both the actual country of origin and countries through which such merchandise was transshipped. While it is not possible to forecast the likelihood of such occurrences, the imposition of new quotas and/or chargebacks could impact the Company's ability to source imported merchandise.

      Textile and apparel imports from non-members of the WTO, such as the People's Republic of China, will continue to be subject to bilateral textile agreements negotiated under the MFA. Under these agreements, the United States may impose quota restraints on importations of specific categories of merchandise not presently subject to such quota restraints. The bilateral textile agreement with The People's Republic of China expires on December 31, 2000. The People's Republic of China is seeking membership in the WTO. Should its application be approved, imports from The People's Republic of China may become subject to the quota phase-outs discussed above or modifications thereof.

Origin Rules

      As part of the Uruguay Round Agreements Act, Congress adopted specific rules of origin for textile and apparel products which became effective on July 1, 1996. The origin of the product dictates the duty rate and quota rules applicable to the product. Under the prior rules of origin, the country where the last substantial transformation of the product occurred was generally considered the country of origin of that product. For most apparel products, the prior rules dictated that the country where the fabric was cut into garment components would be the country of origin for the finished product even though the assembly of the article occurred in another country. Under the new rules, the country of assembly generally dictates the origin of apparel except for knit-to-shape garments whereby the country of origin is the country where the knitting occurs. This change could raise the cost of the merchandise produced by the Company.

Duty Rates

      The products imported by the Company are subject to "Most Favored Nation
(MFN)" or column 1 rates of duty which range from zero to 38% ad valorem. As a result of the Uruguay Round Agreements Act, many of these rates will be reduced over five to fifteen years resulting on average in a 12% reduction from current rates of duty.

      On December 8, 1993, Congress adopted the North American Free Trade Agreement ("NAFTA") under which originating apparel and other products from Mexico and Canada are immediately exempt from quota restrictions and subject to duty rates which are being reduced to zero over the next ten years. Similar tariff rate preferences and quota exemptions are being phased in for certain non-originating apparel products cut and sewn in Mexico and Canada. Negotiations have begun to expand NAFTA to possibly include certain Central and South American countries. Additionally, "NAFTA Parity" legislation may be introduced to confer similar quota and duty benefits on countries subject to the Caribbean Basin Economic Recovery Act (CBERA) including Guatemala.

      Imports from the People's Republic of China receive MFN duty rates under a waiver of the Jackson-Vanik Amendment to the Trade Act of 1974. Under this statute, certain countries and non-market economies are prohibited from receiving MFN rates of duties and other trade benefits unless an annual waiver is issued by the President. The People's Republic of China has received a Jackson-Vanik Waiver annually since 1979. On May 18, 1996 President Clinton renewed the waiver. Congress can pass legislation disapproving the one-year extension of MFN to China, but an attempt to do so in 1996 was defeated in the House. If MFN for China is discontinued, goods from China will be subject to "column 2" rates of duty, which range up to 90% ad valorem. However, current duty rates will remain in effect at least until June 3, 1997. The loss of MFN status for the People's Republic of China could adversely affect the Company's ability to supply products to its customers.

Additional Restrictions

      In the ordinary course of its business the Company is, from time to time, subject to claims by the U.S. Customs Service for additional duties and other charges. Similarly, from time to time, the Company is entitled to refunds from the U.S. Customs Service due to the overpayment of duties.

      The U.S. and other countries in which the Company's products are manufactured or sold may, from time to time, impose new quotas, duties, tariffs, or other restrictions, including trade sanctions or revocation of "most favored nation" status, or adversely adjust presently prevailing quotas or duty rates, which could adversely affect the Company's operations and its ability to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

      The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of overseas offices, allocation of production to merchandise categories where more quota is available and shifts of production among countries and manufacturers. The Company also purchases quantities of temporary quota in certain countries.

      The Company's ability to import its products is subject to the cost and availability of transportation to the U.S., the demand for production capacity abroad by other manufacturers, economic or political instability resulting in the disruption of trade from exporting countries, any significant fluctuation in the value of the dollar against foreign currencies and restrictions on the transfer of funds. The Company's operations have not been materially affected by any of the foregoing factors to date, although there can be no assurance that these factors will not adversely affect the Company in the future.

Customs Audits

      On November 25, 1991, the U.S. Customs Service commenced a consumption entry audit of FWM for the calendar year 1990. The review of FWM's records has been completed by the individual auditor assigned to the case, and he has informally reported to FWM and its customs attorney that he has made no negative findings. His statements are not binding and are still subject to further review by his superiors and others in the Regulatory Audit Division of the U.S. Customs Service. No assurance can be given that his statements will be reflected in the final report issued by the Regulatory Audit Division. To date, no final report has been issued.

BACKLOG

      At February 1, 1997 the Company had unfilled confirmed customer orders of $6.9 million compared with $16.5 million of such orders at February 3, 1996, excluding orders to be filled in 1996 by CAT and the Company's former Ann Taylor Woven Division. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customer's demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments during the quarter. The Company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

EMPLOYEES

      At April 15, 1997, the Company had approximately 1,000 full-time employees, including approximately 825 employees at its factories in Guatemala and Israel. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:

NAME                    AGE       POSITION WITH THE COMPANY

Bernard M. Manuel       49        Director, Chairman of the Board and
                                   Chief Executive Officer
Trevor J. Wright        52        Director, Group Executive Design Director
Roy E. Green            64        Senior Vice President-Chief Financial
                                   Officer and Treasurer
Gary C. Smith           46        Senior Vice President-Manufacturing
Paul D. Baiocchi        49        Vice President, General Counsel and Secretary

      Bernard M. Manuel has served as Chief Executive Officer and a director of the Company, as well as in several additional executive positions, since he joined the Company in October 1988. He currently serves as the Chairman of the Board, Chief Executive Officer and a director. Mr. Manuel has been a director of Designs, Inc., a retailer selling exclusively apparel and accessories manufactured or licensed by Levi Strauss & Co., Inc., since 1990 and is a director of several private companies in the U.S. and Europe. From 1983 until he joined the Company, Mr. Manuel was involved, through Amvent, a company he founded, in the transfer of technology between Europe and the U.S. and related venture capital and merger and acquisition activities, as well as in the apparel industry. Mr. Manuel earned a Bachelor's of Science in Mathematics and several graduate degrees in Mathematics and in Economics from the University of Paris, an M.S. in Political Science from the "Institut d'Etudes Politiques" in Paris and an M.B.A. with high honors (Baker Scholar) from the Harvard Business School, where he was awarded both the Loeb Rhodes Fellowship for excellence in finance and the Melvin T. Copeland prize for top performance in marketing.

      Trevor J. Wright has served as a director and Executive Vice President - Design of the Company since April 1995. From 1973 until April 1995 Mr. Wright served as Design Director of FWM, which was acquired by the Company in April 1994. Mr. Wright received a B.Econ Honors degree in Economics from the University of Birmingham.

      Roy E. Green has served as Chief Financial Officer of the Company, as well as in various additional executive capacities, since October 1987. He currently serves as Senior Vice President-Chief Financial Officer and Treasurer of the Company. From 1974 until he joined the Company, Mr. Green was employed by Cluett Peabody & Co., first as the Chief Financial Officer of its Arrow Co. division until 1979, then as Vice President and Controller until 1985, and finally as Chief Financial Officer. He has also worked as a certified public accountant for
J. K. Lasser & Co. and Hurdman & Cranstown. Mr. Green received a Bachelor's degree in Business Administration from Rutgers University. Mr. Green is a certified public accountant.

      Gary C. Smith served as Vice President-Manufacturing of the Company from July 1991 until April 1993 when he was elected Senior Vice
President-Manufacturing.

Mr. Smith is responsible for all phases of manufacturing, shipment and quality control. From September 1990 until he joined Cygne in July 1991, Mr. Smith worked for Ellen Tracy, responsible for production and manufacturing. From September 1989 until August 1990 he was Vice President of Production of Bonjour International. From 1986 until 1989, he was Vice President-Manufacturing for Bernard Chaus. Mr. Smith received a Bachelor's degree in Engineering from the Georgia Institute of Technology.

      Paul D. Baiocchi has served as Vice President, General Counsel and Secretary of the Company since March 1994. Prior to joining the Company, Mr. Baiocchi was a partner of Fulbright & Jaworski L.L.P., counsel to the Company, from January 1989 to November 1993 and of counsel to that firm from November 1993 to March 1994. From January 1982 to January 1989, he was a partner of Reavis & McGrath, which merged with Fulbright & Jaworski effective January 1, 1989. Mr. Baiocchi received a Bachelor's degree from Dartmouth College and a J.D. from Harvard Law School.

      The Company's business is dependent upon its ability to attract and retain qualified employees. The Company is dependent to a significant degree on the efforts of Bernard M. Manuel, Chairman of the Board and Chief Executive Officer. Mr. Manuel has an employment agreement with the Company which includes restrictions on competition by him in certain circumstances after termination of employment, subject to certain conditions. See "Item 11. Executive Compensation--Employment Agreements." The loss of the services of Mr. Manuel could have an adverse effect on the Company's business.

      In November 1996, Mr. Irving Benson resigned as an officer and employee of the Company. Mr. Benson, who founded the Company's predecessor in 1975 and continues to serve on the Board of Directors of the Company, has entered into a consulting agreement with the Company pursuant to which he is providing services to Cygne with respect to design, development and merchandising matters and special projects.

ITEM 2. PROPERTIES

      The Company currently conducts its operations from a number of facilities in the U.S. and abroad. The Company's executive and general offices are located at 1372 Broadway, New York, New York. The Company occupies approximately 43,000 square feet at such premises in New York pursuant to a lease which expires in 2010 and its average annual rental expense (exclusive of escalation amounts) is approximately $840,000. In connection with the Ann Taylor Disposition, Ann Taylor subleased approximately 60,000 square feet of space formerly occupied by the Company at this location.

      The Company also leases an office and manufacturing facility in Israel and subleases a trim consolidation center in Miami, Florida. The Company owns a sewing facility in Guatemala. During 1996 the Company sold an office building previously owned by it in Italy and leased back a portion of the space. The Company's Hong Kong sourcing office was significantly downsized in 1996 and its operations are expected to terminate by the end of the second quarter of 1997. The Company believes that its existing facilities are well maintained and in good operating condition and are adequate for its present level of operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      On December 11, 1995, a shareholder class action complaint was filed against the Company, certain of the Company's officers and directors, Ernst & Young LLP, the underwriters of the Company's June 1994 secondary public offering of stock and certain financial analysts who followed the Company, in the United States District Court, Southern District of New York. The action was purportedly filed on behalf of a class of purchasers of the Company's stock during the period September 28, 1993 through April 28, 1995. The complaint seeks unspecified money damages and alleges that the Company and the other defendants violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. In April 1996, all of the defendants filed motions to dismiss the complaint. Pursuant to a scheduling order entered by the court, the plaintiff filed oppositions to the motions to dismiss in May 1996 and defendants filed their reply memoranda in June 1996.

      In December 1996, the Company and certain other defendants withdrew without prejudice their motions to dismiss. In January 1997, the Company announced that it and certain other defendants had tentatively settled the class action subject to confirmatory discovery by the plaintiffs and to judicial approval. The aggregate amount of the settlement is $5.75 million. The Company will contribute approximately $2.1 million to the settlement, which amount was placed in an escrow account in January 1997. The balance of the settlement fund, which has also been placed in escrow, will come from insurance and from other parties to the litigation. The Amended Stipulation and Agreement of Settlement was preliminarily approved by the Court in April 1997, but the settlement remains subject to final approval by the Court. The Court is currently scheduled to consider whether or not it should finally approve the settlement in July 1997. There can be no assurance that the proposed settlement will be finally approved by the Court. The Company continues to believe that the allegations in the complaint are without merit. An adverse decision in the action could have a material adverse effect on the Company's financial condition and results of operations.

      The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

      Tax Audits

      The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). The IRS has issued a Notice of Proposed Adjustment relating to an approximately $12 million increase in the amount of U.S. Federal income tax liability originally reported by GJM (US) Inc. for its taxable years ending December 31, 1990 through January 31, 1993. The IRS may also propose substantial adjustments for later taxable years of GJM (US) Inc. The audit of GJM (US) Inc. is still in its early stages and its outcome cannot be predicted at this time. Although the Company intends to dispute the proposed adjustment and believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition.

      The Company is subject to other ongoing tax audits in several jurisdictions. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CYDS". The following table sets forth for the periods indicated the high and low reported sale prices per share for the Cygne Common Stock as reported by the Nasdaq National Market.

                                                          HIGH        LOW
                                                          ----        ---
FISCAL YEAR ENDED FEBRUARY 3, 1996
First Quarter                                           $13.00     $ 5.50
Second Quarter                                          $ 7.00     $ 4.00
Third Quarter                                           $ 6.00     $ 1.88
Fourth Quarter                                          $ 4.13     $ 0.63

FISCAL YEAR ENDED FEBRUARY 1, 1997
First Quarter                                           $ 3.00     $ 1.00
Second Quarter                                          $ 1.63     $ 0.81
Third Quarter                                           $ 1.75     $ 0.69
Fourth Quarter                                          $ 1.13     $ 0.50

      The number of stockholders of record of Common Stock on April 29, 1997 was approximately 95, and management estimates that there are over 800 beneficial owners of the Common Stock. The closing sale price of the Company's Common Stock on April 30, 1997 was $0.44 per share.

      Cygne has never declared or paid a cash dividend on its Common Stock. The Company anticipates that all future earnings will be retained by the Company for the development of its business. Accordingly, Cygne does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following tables summarize certain selected financial information which should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company included elsewhere herein. The selected financial information has been derived from the consolidated financial statements of the Company, which have been audited by independent auditors. The acquisition of FWM in April 1994 and GJM in October 1994, the sale of FWM's United Kingdom subsidiary and certain brand name rights in April 1995, the discontinuance of the remaining operations of FWM in 1995, the GJM Disposition in February 1996 and the Ann Taylor Disposition in September 1996, materially affect the comparability of the financial data reflected below. The Company anticipates that it will have a net loss for 1997.

                                                                      Year(1)
                                              -----------------------------------------------------------
                                               1992(2)     1993(3)      1994        1995          1996
                                              --------    --------    --------    ---------     ---------
                                                       (In thousands, except per share amounts)
INCOME STATEMENT DATA

Net sales                                     $124,693    $220,201    $516,105    $ 540,063     $ 254,313

Cost of goods sold                             102,718     181,326     433,700      510,761       226,456
                                              --------    --------    --------    ---------     ---------

Gross profit                                    21,975      38,875      82,405       29,302        27,857

Selling, general and administrative
         expenses                               15,430      23,794      54,261       72,182        27,251

Gain from sale of Ann Taylor Woven
         Division and CAT                         --          --          --           --         (29,588)

Gain from sale of subsidiary, net                 --          --          --         (4,742)         --

Loss from sale of GJM business, net               --          --          --         31,239          --

Reorganization expense                            --          --          --           --           4,813

Write-off of goodwill                             --          --          --         48,949          --

Amortization of intangibles                       --           137       2,505        3,425           364
                                              --------    --------    --------    ---------     ---------

Income (loss) from operations                    6,545      14,944      25,639     (121,751)       25,017

Other income(4)                                   --          --          --           --          (6,864)

Tentative settlement of shareholder class
         action and related legal expenses        --          --          --           --           2,627

Interest expense, net                            2,585       4,272       7,620        8,813         3,260
                                              --------    --------    --------    ---------     ---------

Income (loss) before income taxes and
         minority interests                      3,960      10,672      18,019     (130,564)       25,994

Provision (benefit) for income taxes               703       3,897       5,568       (6,216)        7,117
                                              --------    --------    --------    ---------     ---------

Income (loss) before minority interests          3,257       6,775      12,451     (124,348)       18,877

Income attributable to minority interests          124         631       1,642        1,710           961
                                              --------    --------    --------    ---------     ---------

Net income (loss)                             $  3,133    $  6,144    $ 10,809    $(126,058)    $  17,916
                                              ========    ========    ========    =========     =========

Net income (loss) per share                   $   0.59    $   0.92    $   0.93    $  (10.04)    $    1.44
                                              ========    ========    ========    =========     =========

Number of shares used in computation
         of net income per share(5)              5,305       6,705      11,658       12,550        12,439
                                              ========    ========    ========    =========     =========

See notes on next page.

                                                                    YEAR(1)
                                            -----------------------------------------------------
                                            1992(2)    1993(3)      1994        1995       1996
                                            -------    -------    --------    --------    -------

                                                              (In thousands)
BALANCE SHEET DATA (as of end of period)

Cash                                        $ 5,349    $ 7,192    $ 14,202    $  5,487    $22,246

Accounts receivable                          15,617     28,495      64,921      35,117      7,239

Assets held for sale                           --         --          --        15,200       --

Inventory                                    10,256     14,311      57,570      29,999      5,109

Goodwill                                       --        3,577      76,659       2,790      2,426

Total assets                                 33,807     66,973     253,528     117,145     47,142

Long-term debt (5)                            4,596      1,273       1,460       1,562       --

Subordinated debt due to affiliates           4,508       --          --          --         --

Series A Redeemable Preferred Stock           1,250       --          --          --         --

Stockholders' equity                            892     34,497     141,692       9,046     26,959

----------
(1) The Company's fiscal year ends on the Saturday closest to January 31. The fiscal year ended February 3, 1996 consisted of 53 weeks. All other years presented consist of 52 weeks. References to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year. The Company has never declared or paid cash dividends on its Common Stock.

(2) The income statement and balance sheet data include the results of operations and assets and liabilities, respectively, of CAT US and CAT Far East, which began operations in June 1992, although these entities did not become subsidiaries of the Company until April 30, 1993.

(3) The income statement data include the results of operations of CAT, which began operations in June 1992, and Cygne Knits Limited and Cygne Far East Limited, which began operations in February 1993, although these entities did not become subsidiaries of the Company until April 30, 1993.

(4) Principally gain from the sale of shares of Ann Taylor common stock.

(5) See Notes 1 and 2 of Notes to Consolidated Financial Statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

      On April 7, 1995, Cygne sold the United Kingdom subsidiary of FWM and certain brand name rights which were acquired in the FWM Acquisition. On February 9, 1996, the Company sold substantially all of the assets relating to its GJM Business. On September 20, 1996, the Company sold its 60% interest in its joint venture arrangement with Ann Taylor and the assets of Cygne's Ann Taylor Woven Division. See "Item 1. Business - Significant Financial and Business Developments."

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

      The Company anticipates that it will have a net loss for 1997. The extent of the net loss will depend, among other things, on the amount of sales and related gross profit from sales to The Limited, Inc. and from sales of, and start-up expenses related to, KENZO JEANS and KENZO STUDIO brand name products. The acquisition of FWM in April 1994 and GJM in October 1994, the sale of FWM's United Kingdom subsidiary and certain brand name rights in April 1995, the discontinuance of the remaining operations of FWM in 1995, the GJM Disposition in February 1996 and the Ann Taylor Disposition in September 1996, materially affect the comparability of the Company's financial data for the past three years.

      Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, a decline in demand for merchandise offered by the Company or changes and delays in product development plans and schedules, costs or difficulties related to the Company's efforts to sell brand name apparel are greater than expected or the Company is otherwise unsuccessful in such efforts, significant regulatory changes, including increases in the rate of import duties or adverse changes in export quotas, dependence on a key customer, risk of operations and suppliers in foreign countries, competition, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

General

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

      In February 1995, Cygne acquired Tralee S.A. ("TSA"), a Uruguayan corporation that sourced products in Brazil for export, primarily to the United States. The purchase price for TSA was approximately $3.8 million, consisting of 53,038 unregistered shares of common stock and $3.1 million in cash. Additional costs related to this acquisition approximated $730,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $4.5 million was recorded as goodwill and was being amortized over a twenty-five year period. In January 1996, the Company determined to close TSA. As a result, the Company recorded a loss of approximately $6.4 million in fiscal 1995, primarily resulting from the write-off of goodwill associated with the acquisition. The Company terminated these operations during the third quarter of 1996.

      The acquisitions of FWM, GJM and TSA were accounted for under the purchase method and, accordingly, the operating results of FWM, GJM and TSA were included in the consolidated operating results since their respective dates of acquisition.

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

      The Company completed the Ann Taylor Disposition on September 20, 1996. In the transaction the Company sold to Ann Taylor Cygne's 60% interest in CAT, Cygne's former sourcing joint venture arrangement with Ann Taylor, and the assets of Cygne's Ann Taylor Woven Division that were used in sourcing merchandise for Ann Taylor. On the closing of the transaction, Cygne received 2,348,145 shares of Ann Taylor common stock, having a value of $36 million (based on the average closing price of the Ann Taylor common stock during the ten trading days prior to closing), and approximately $9.7 million in cash in respect of inventory (less related payables and advances and certain other assumed liabilities), net fixed assets and accounts receivable of the Ann Taylor Woven Division, subject to post-closing adjustments. Ann Taylor also assumed certain liabilities of the acquired sourcing operations. Settlement of the post-closing adjustments is expected to result in a decrease to $8.9 million in the cash received in the Ann Taylor Disposition in respect of inventory (less related payables and advances and certain other assumed liabilities), net fixed assets and accounts receivable of the Ann Taylor Woven Division. As a result of the transaction, the Company realized a pre-tax gain of $29.6 million. Between October 1996 and January 1997, the Company sold all of the 2,348,145 shares of Ann Taylor common stock received upon the closing of the transaction at various prices resulting in aggregate net proceeds of approximately $44.3 million. The Company realized a pre-tax gain of approximately $6.1 million as a result of the sale of the shares of Ann Taylor common stock, which is reflected in "Other income" in the Company's Consolidated Statements of Operations.

      In connection with the closing of the Ann Taylor Disposition, the Company entered into two 3-year consulting agreements with Ann Taylor for the services of Mr. Bernard Manuel, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Irving Benson, the Company's then President and a director, to facilitate the integration of CAT and the Division into Ann Taylor's operations. These agreements, which require an annual fee of $225,000 for the services of each of Messrs. Benson and Manuel, provided for automatic assignment to the consultant if his employment with the Company were terminated for any reason. Mr. Benson's consulting agreement was assigned to him in connection with his resignation as an officer and employee of the Company on November 29, 1996. Mr. Benson, who founded the Company's predecessor in 1975 and continues to serve on the Board of Directors of the Company, has entered into a consulting agreement with the Company pursuant to which he is providing services to Cygne with respect to design, development and merchandising matters and special projects. The consulting agreement with Ann Taylor for the services of Mr. Manuel is expected to be bought out in consideration of the payment by Ann Taylor to the Company of approximately $533,000.

      During 1994, 1995 and 1996, Ann Taylor accounted for 37.5%, 42.9% and 66.7% of Cygne's net sales, respectively, and The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for 36.8%, 34.1% and 24.6% of Cygne's net sales, respectively (36.0% and 26.2% during 1994 and 1995, respectively, excluding sales made by the GJM Business). Net sales in 1995 include sales to The Limited, Inc. by the Company's FWM division, which operations were discontinued in 1995, and by the GJM Business, which was sold in February 1996. The Limited, Inc. beneficially owns through an affiliated partnership 6.9% of the outstanding Cygne common stock.

      If the Ann Taylor Disposition had been consummated on February 4, 1996, the Company would have had pro forma net sales for 1996 of $84.8 million. Pro forma gross profit for 1996 would have been $6.2 million. Pro forma loss from operations for 1996 would have been $15.5 million. Pro forma net loss (excluding the gain on the Ann Taylor Disposition and on the subsequent sale of the Ann Taylor common stock) for 1996 would have been $17.7 million. The pro forma net loss per share for 1996 would have been $1.42.

      Although Cygne has a long established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. Since the consummation of the Ann Taylor Disposition, the Company has not had and does not anticipate that it will have sales to Ann Taylor. The Company has been dependent on its key customers and with the loss of Ann Taylor as a customer, its future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., particularly after the Ann Taylor Disposition, The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed internal design and product development groups as well as added direct sourcing departments. In 1995, sales to certain divisions of The Limited, Inc. decreased significantly and, in 1996, sales to certain divisions of The Limited, Inc. with which the Company continues to do business decreased. The Company expects sales to The Limited, Inc. to continue to decrease, particularly with respect to woven products.

      The Company anticipates that it will have a net loss for 1997. The extent of the net loss will depend, among other things, on the amount of sales and related gross profit from sales to The Limited, Inc. and from sales of, and start-up expenses related to, KENZO JEANS and KENZO STUDIO brand name products.

      The Kenzo License Agreements represent an opportunity for the Company with respect to the sale of licensed brand name apparel. However, the Kenzo License Agreements also represent a new area of the apparel business for the Company which involves significant start-up and ongoing risks and costs. The Company has limited experience in the sale of brand name apparel. The sale of brand name apparel involves greater inventory risks and higher marketing expenses and collection and markdown costs than the sale of private label apparel. There can be no assurance the Company will be successful in exploiting the Kenzo License Agreements.

      The apparel industry is highly competitive and historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on the Company's business. The Company believes that the weakness in retail sales of women's apparel adversely affected its operating results. The effect of these factors has been increased competition and reduced operating margins for both the retailers and their suppliers. Retailers, including customers of the Company, are increasingly designing and sourcing private label products themselves rather than utilizing outside vendors like the Company.

RESULTS OF OPERATIONS

      The following table is derived from the Company's consolidated statements of operations and expresses for the periods indicated certain income data as a percentage of net sales.

                                          PERCENTAGE OF NET SALES
                                        ---------------------------
                                                  YEAR (1)
                                        ---------------------------
                                         1996       1995       1994
                                         ----       ----       ----

Net sales                               100.0%     100.0%     100.0%
                                        =====      =====      =====

Gross profit                             11.0        5.4       16.0

Selling, general and administrative
         expenses                        10.7       13.4       10.5

Gain from sale of Ann Taylor
         Woven Division and CAT         (11.5)      --         --

Gain from sale of subsidiary, net        --         (0.9)      --

Loss on sale of GJM businesses, net      --          5.8       --

Reorganization expense                    1.9       --         --

Write-off of goodwill                    --          9.0       --

Amortization of intangibles               0.1        0.6        0.5
                                        -----      -----      -----

Income (loss) from operations             9.8      (22.5)       5.0

Other income                             (2.7)      --         --

Tentative settlement of shareholder
         class action and related
         legal expenses                   1.0       --         --

Interest expense, net                     1.3        1.6        1.5

Provision (benefit) for income taxes      2.8       (1.1)       1.1
                                        -----      -----      -----

Income (loss) before minority             7.4      (23.0)       2.4
         interests

Income attributable to minority
         interests                        0.4        0.3        0.3
                                        -----      -----      -----

Net income (loss)                         7.0      (23.3)       2.1
                                        =====      =====      =====

----------
(1) Each of the years indicated includes 52 weeks except for 1995 which includes 53 weeks.

1996 COMPARED TO 1995

Net Sales

      Net sales for 1996 were $254.3 million, a decrease of $285.8 million or 52.9% from 1995. The decrease in net sales for 1996 compared to 1995 was primarily attributable to the sale of the GJM Business on February 9, 1996, which generated sales of $105.1 million, discontinued customers and product lines, which generated sales of $110.9 million in 1995, and a decrease in sales to Ann Taylor of $61.9 million from 1995 as a result of the Ann Taylor Disposition on September 20, 1996. In addition, sales to those divisions of The Limited, Inc. with which the Company continues to do business decreased by $14.0 million, offset in part by increases in sales to other customers. The Company anticipates that sales to The Limited, Inc. will continue to decrease.

      For 1996, CAT and the Ann Taylor Woven Division had combined net sales to Ann Taylor of $169.6 million, representing 66.7% of the Company's net sales, and Cygne's share of the combined net income from CAT and the Ann Taylor Woven Division for 1996 was $5.5 million. Since the consummation of the Ann Taylor Disposition, the Company has not had and does not anticipate that it will have sales to Ann Taylor.

Gross Profit

      Gross profit for 1996 was $27.9 million, a decrease of $1.4 million or 4.9% from 1995. Gross margin, which is gross profit as a percentage of net sales, increased to 11% for 1996 from 5.4% in 1995 due to lower margins on sales to discontinued and GJM customers in 1995. Certain of the Company's products inherently carry lower gross margins than its woven products. The Company expects that gross profit as a percentage of net sales will vary from period to period depending on the mix of products sold.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for 1996 were $27.3 million, representing a decrease of 62.2% from 1995. The decrease in these expenses was primarily attributable to reductions in the Company's overhead as well as the elimination in 1995 of the FWM operations, the disposition of the GJM Business and the Ann Taylor Disposition, offset in part by the expenses associated with the start-up of the Kenzo division. In 1996, the selling, general and administrative expenses related to the Ann Taylor Woven Division and CAT were approximately $11.0 million.

Gain from Sale of Ann Taylor Woven Division and CAT

      The Company realized a pretax gain from the sale of the Ann Taylor Woven Division and CAT of $29.6 million after transaction costs.

Reorganization Expense

      The reorganization expense of $4.8 million was the result of the downsizing of the Company and the redeployment of assets necessary to meet changes in continuing customer needs. The major components of this expense were costs in connection with early termination of leases for excess space, disposition of related fixed assets, and severance costs related to Irving Benson's resignation as an officer and employee of the Company.

Amortization of Intangibles

      The amortization of intangibles for 1996 was $364,000 a decrease of $3.1 million from 1995. The decrease was primarily attributable to the sale of the GJM Business and to the write-off in 1995 of intangibles recorded in connection with the FWM Acquisition.

Other Income

      Other income is primarily the gain on the sale of the Ann Taylor common stock received in connection with the Ann Taylor Disposition.

Tentative Settlement of Shareholder Class Action

      On January 14, 1997, the Company tentatively settled a shareholder class action. This settlement is subject to final judicial approval. The aggregate amount of the settlement is $5.75 million. The Company also incurred legal fees of approximately $500,000 in connection with the action. The Company's tentative contribution toward this settlement approximates $2.1 million. The balance of the settlement will come from insurance and from other parties to the litigation. There can be no assurance that this tentative settlement will be finally approved by the Court.

Interest Expense

      Interest expense for 1996 was $3.3 million, a decrease of $5.6 million or 63% compared to 1995. The decrease in interest expense is primarily attributable to the reduction in bank borrowings as a result of the GJM Disposition and the Ann Taylor Disposition.

Provision for Income Taxes

      The provision for income taxes for 1996 primarily represents tax on CAT's income before the Ann Taylor Disposition and the utilization of the net deferred tax assets in connection with the Ann Taylor Disposition. At February 1, 1997 the Company had provided a full valuation allowance for its net deferred tax assets as the realization of such assets is uncertain. At February 1, 1997, the Company had net operating loss carryforwards of approximately $90 million, which may be used to offset future taxable income.

Net Income (Loss)

      The Company reported net income for 1996 of $17.9 million, which included a $29.6 million pre-tax gain on the Ann Taylor Disposition and a $6.1 million pre-tax gain on the sale of stock received in the Ann Taylor Disposition. If the Ann Taylor Disposition had been consummated on February 4, 1996, the Company would have a pro forma net loss for 1996 of $17.7 million (excluding the gain on the Ann Taylor Disposition and on the subsequent sale of the Ann Taylor common stock).

      The Company anticipates that it will have a net loss for 1997. The extent of the net loss will depend, among other things, on the amount of sales and related gross profit from sales to The Limited, Inc. and from sales of, and start-up expenses related to, KENZO JEANS and KENZO STUDIO brand name products.

1995 COMPARED TO 1994

Net Sales

      Net sales were $540.1 million in 1995, an increase of $24.0 million or 4.6% from 1994. Net sales for 1995 decreased by $52.6 million or 8.9% compared to pro forma combined net sales of $592.7 million for 1994. If the sale of the GJM Disposition and the Ann Taylor Disposition had occurred on January 29, 1995, the Company's net sales for 1995 would have been approximately $203.6 million, which includes sales by FWM and sales to certain discontinued customers. During 1995, excluding sales of GJM, but including sales of FWM, the Company had net sales to The Limited, Inc. of approximately $113.9 million. During 1995 sales to Ann Taylor increased significantly, including sales through CAT, the Company's joint venture arrangement with Ann Taylor, and sales to certain divisions of The Limited, Inc. decreased significantly.

Gross Profit

      Gross profit for 1995 was $29.3 million, a decrease of $53.1 million or 64.4% from 1994 and a decrease of $62.6 million or 68.1% from the pro forma combined gross profit of $91.9 million for 1994. Gross margin, which is gross profit as a percentage of net sales, decreased to 5.4% for 1995 from 16.0% in 1994 and from 15.5% on a pro forma combined basis for 1994. The decreases in gross profit and in gross margin for 1995 resulted primarily from costs relating to chargebacks from customers, the reorganization of certain production operations, settlements with vendors, underutilization of Company owned manufacturing facilities, and changes in the mix of products sold.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for 1995 were $72.2 million, representing an increase of 33.0% over 1994 and an increase of 13.9% over 1994 on a pro forma combined basis. As a percentage of net sales, selling, general and administrative expenses were 13.4% for 1995, compared to 10.5% in the prior year and to 10.7% on a pro forma combined basis for the prior year. The increase in these expenses as a percentage of net sales was primarily attributable to an increase in the number of employees and other expenses to support an anticipated growth in sales; however, the growth in sales was lower than expected. In light of the lower than expected sales growth and in connection with the Company's restructuring, the Company reduced personnel and other selling, general and administrative expenses.

Amortization of Intangibles

      The amortization of intangibles for 1995 was $3.4 million, a decrease of $0.1 million from 1994 on a pro forma basis. After the write-offs of goodwill in 1995 and the sale of the GJM Business the Company had $2.8 million of goodwill as of February 3, 1996.

Interest Expense

      Interest expense for 1995 was $8.8 million, an increase of $1.2 million or 15.7% over the prior year. For 1995, interest expense decreased by $0.3 million or 0.3% over 1994 on a pro forma combined basis. The increase in 1995 over 1994 was primarily attributable to significant additional borrowings under the Company's credit facilities needed to fund the Company's increased working capital requirements as well as an increase in the average interest rate paid.

Provision (Benefit) for Income Taxes

      The Company's effective federal, state and foreign income tax rate (benefit) provision was (4.8%) in 1995, and 30.9% in 1994, and 33.1% in 1994 on a pro forma basis. The Company's income tax benefit for 1995 of $6.2 million is attributable to the Company's net loss offset by valuation allowances established.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

      Between October 1996 and January 1997 the Company sold all of the 2,348,145 shares of the Ann Taylor common stock received in connection with the Ann Taylor Disposition resulting in aggregate net proceeds of approximately $44.3 million. The Company used a substantial portion of the proceeds to pay off all of its outstanding domestic indebtedness, and is using the balance of such proceeds for working capital purposes.

      On September 20, 1996, the Company entered into an amended and restated credit agreement with The Hongkong and Shanghai Banking Corporation Limited which replaced the Company's prior facility. The amended facility provided a domestic committed facility of up to $17.5 million until October 30, 1996, which reduced to $12.5 million at October 31, 1996, to $7.5 million at November 30, 1996 and $5.0 million on December 30, 1996. This facility expired on January 31, 1997. Borrowings under this facility were subject to borrowing base limitations and a requirement to comply with certain financial covenants as well as various other restrictions. The Company had pledged substantially all of its assets as security for its obligations under this facility.

      During 1996 the Company repaid the entire outstanding balance of $8.9 million under its former trade credit facility which has been terminated.

      At February 1, 1997, the Company did not have a domestic credit facility. Although the Company is currently in negotiation with financial institutions for a domestic credit facility, there can be no assurance that such a facility can be obtained on favorable terms or at all.

      Since the expiration of the prior bank credit facility, Cygne has obtained letters of credit issued from domestic banks secured by a cash deposit from the Company. At February 1, 1997 the Company had restricted cash at banks of $2.5 million as collateral for letters of credit.

      Certain foreign subsidiaries have credit facilities aggregating $4.0 million at February 1, 1997. Borrowings under these facilities, which are payable on demand, are secured by a lien on certain assets of these subsidiaries. The Company is currently in negotiation with several foreign banks for a new foreign credit facility. However, there can be no assurance that such a facility can be obtained on favorable credit terms.

      The Company had existing mortgages relating to a foreign office building which bore interest at LIBOR plus 2%. In January 1997, this building was sold and the mortgages of $842,000 at February 1, 1997 were converted to short term debt pending repayment from the proceeds of the sale.

      Net cash provided by operating activities for 1996 was $1.6 million compared to cash used in operations of $1.1 million in 1995. Net purchases of fixed assets aggregated approximately $1.2 million for 1996 compared to $7.9 million for 1995.

      The Company experienced liquidity pressures primarily as a result of the negative cash flow caused by the Company's operating losses. The Company believes that the proceeds from the GJM Disposition and the Ann Taylor Disposition have alleviated on a near term basis the liquidity pressures faced by the Company. However, the Company continues to have losses from operations and no assurances can be given the Company will not experience liquidity pressures again in the future. The Company is continuing to review its business operations and expects to continue to incur additional costs in the future associated with the further restructuring or downsizing of its operations.

CONTINUING LOSSES AND LACK OF COMPARABILITY OF PRIOR OPERATING RESULTS

      The Company anticipates that it will have a net loss for 1997. The extent of the net loss will depend, among other things, on the amount of sales and related gross profit from sales to The Limited, Inc. and from sales of, and start-up expenses related to, KENZO JEANS and KENZO STUDIO brand name products. The acquisition of FWM in April 1994 and GJM in October 1994, the sale of FWM's United Kingdom subsidiary and certain brand name rights in April 1995, the discontinuance of the remaining operations of FWM in 1995, the GJM Disposition in February 1996 and the Ann Taylor Disposition in September 1996, materially affect the comparability of the Company's financial data for the past three years.

INFLATION

      The Company does not believe that the relatively moderate rates of inflation which have been experienced in the U.S., where it competes, have had a significant effect on its net sales or profitability.

FOREIGN CURRENCY EXCHANGE

      The Company negotiates substantially all its purchase orders with its foreign manufacturers in U.S. dollars. Thus, notwithstanding any fluctuation in foreign currencies, the Company's cost for any purchase order is not subject to change after the time the order is placed. However, the weakening of the U.S. dollar against local currencies could lead certain manufacturers to increase their U.S. dollar prices for products. The Company believes it would be able to compensate for any such price increase.

QUARTERLY OPERATING RESULTS

      The following table sets forth selected unaudited quarterly financial data for the most recent eight quarters. The quarterly financial data reflects, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. The acquisition of FWM in April 1994 and GJM in October 1994, the sale of FWM's United Kingdom subsidiary and certain brand name rights in April 1995, the discontinuance of the remaining operations of FWM in 1995, the GJM Disposition in February 1996 and the Ann Taylor Disposition in September 1996, materially affect the comparability of the Company's financial data for the past three years.

                                                            (In thousands except per share amounts)
HISTORICAL                                           1996                                            1995(3)
                                 --------------------------------------------------------------------------------------------------
                                  QTR. 1     QTR. 2      QTR.3(1)    QTR. 4(2)     QTR. 1      QTR. 2      QTR. 3(4)     QTR. 4(5)
Net sales                        $83,756    $ 75,886     $80,709    $ 13,962     $ 128,367    $132,067     $ 160,080     $ 119,549
Gross profit                      10,712       9,674       8,696      (1,225)       11,128      12,676        10,934        (5,436)
Operating income (loss)            1,462       1,405      26,814      (4,664)       (4,294)     (4,444)      (43,416)      (69,597)
Net income (loss)                     31         (88)     19,971      (1,998)       (4,680)     (5,055)      (43,266)      (73,057)
Net income (loss) per share         0.00       (0.01)       1.61       (0.16)        (0.36)      (0.41)        (3.48)        (5.87)

Number of shares used in
  computation of net
  income (loss) per share         12,438      12,438      12,442      12,438        12,886      12,438        12,438        12,438

(1) Includes gain from sale of Ann Taylor Woven Division and CAT of $29,588,000. Includes reorganization expense of $4,742,000.

(2) Includes gain on sale of Ann Taylor stock of $6,134,000.

(3) The fourth quarter of 1995 includes 14 weeks.

(4) Includes a $39 million write-off of goodwill relating to a portion of the FWM business.

(5) Includes loss on sale of the GJM business of $31 million and the write-off of goodwill of $10 million relating to the discontinuance of the FWM business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements are included herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      The section entitled "Proposal No. 1 - Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

      See PART I - Executive Officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

      The section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The sections entitled "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements

      (1) and (2) See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1.

      (3)   Exhibits

            Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10.2, 10.3, 10.4, 10.5, 10.6, 10.8, 10.9, and 10.23 are management contracts, compensatory plans or arrangements.

  EXHIBIT NO.                           Description

3.1 Restated Certificate of Incorporation, as amended by Certificate of Amendment filed August 5, 1994 with the Secretary of State of the State of Delaware.*(1)

3.2              By-laws.*(2)

4                Specimen Stock Certificate.*(2)

10.1 Agreement, dated as of April 30, 1993, among the Company, Bernard Manuel, Irving Benson, CIL, Belton Limited and certain other parties.*(2)

10.2 Amended and Restated Employment Agreement, dated as of January 1, 1995, between the Company and Bernard M. Manuel.*(7)

10.3 Consulting and Severance Agreement dated as of November 27, 1996 between the Company and Irving Benson.*(8)

10.4 Employment Agreement, dated as of May 1, 1993, between the Company and Roy Green.*(2)

10.5 Employment Agreement, dated as of May 1, 1993, between the Company and Gary Smith.*(2)

  EXHIBIT NO.                           Description

10.6 Consulting Agreement, dated as of September 20, 1996, between AnnTaylor Stores Corporation, AnnTaylor, Inc., Cygne Designs, Inc. and Mr. Bernard M. Manuel.*(8)

10.7 Consulting Agreement, dated as of September 20, 1996, between AnnTaylor Stores Corporation, AnnTaylor, Inc., Cygne Designs, Inc. and Mr. Irving Benson.*(8)

10.8 Employment Agreement, dated April 4, 1994, between the Company and Paul D. Baiocchi.*(3)

10.9 Employment Agreement, dated as of April 7, 1994, among the Company, Fenn, Wright and Manson, Incorporated, and Trevor J. Wright.*(3)

10.10 Purchase Agreement, dated as of October 7, 1994, by and among Cygne Designs, Inc., G.J.M. Manufacturing Limited, G.J.M. Purchasing Limited, G.J.M. Sales Limited, G.J.M. (Sales), Inc. and G.J.M. International Limited.*(6)

10.11 Registration Rights Agreement, dated as of April 6, 1994, between the Company and Fenn Wright and Manson (Antilles) N.V.*(3)

10.12 Agreement, dated as of March 24, 1995, by and among Cygne Designs, Inc., Fenn Wright and Manson (Antilles) N.V., Fenn, Wright and Manson Incorporated and Colin Fenn.*(7)

10.13 Financing Contract in Value with Personal Mortgage Guarantees, dated January 21, 1994.*(3)

10.14 Agreement, dated as of September 30, 1993, among Jonathan Kafri, Simona Kafri, Cygne Designs F.E. Limited, T. Wear Company S.r.l. and Cygne Designs, Inc.*(4)

10.15 Agreement, dated as of September 30, 1993, among Lancaster Enterprises Limited, Jonathan Kafri, Simona Kafri, Cygne Designs F.E. Limited, M.T.G.I. Textile Manufacturers Group (Israel) Limited, Cygne TW Inc. and Cygne Designs, Inc.*(4)

  EXHIBIT NO.                           Description

10.16 Stock and Asset Purchase Agreement, dated as of June 7, 1996, as amended as of August 27, 1996, by and between Cygne Designs, Inc., Cygne Group (F.E.) Limited, AnnTaylor Stores Corporation and AnnTaylor, Inc.*(9)

10.17 License Agreement, dated as of July 26, 1996, by and between Cygne Designs, Inc. and Kenzo S.A. pertaining to the KENZO STUDIO license.*(9)

10.18 License Agreement, dated as of July 26, 1996, by and between Cygne Designs, Inc. and Kenzo S.A. pertaining to the KENZO JEANS license.*(9)

10.19            Form of Indemnification Agreement.*(2)

10.20 Assumption Agreement, dated October 7, 1994, by and between G.J.M. International Limited and Cygne Designs, Inc.*(5)

10.21 Registration Rights Agreement, dated as of October 7, 1994, by and between Cygne Designs, Inc. and G.J.M. International Limited.*(5)

10.22 Amendment No. 1 to the Registration Rights Agreement, dated as of October 6, 1994, amending the registration rights agreement, dated as of July 29, 1993 between Cygne Designs, Inc. and Limited Direct Associates, L.P.*(5)

10.23 Employment Agreement, dated as of February 3, 1997, between the Company and Jonathan Kafri.

10.24 Agreement of Lease, dated August 7, 1991, between the Company and Nineteen New York Properties Limited Partnership, as amended by the First Amendment of Lease, dated as of January 1, 1993.*(2)

  EXHIBIT NO.                           Description

10.25 Second Amendment of Lease, dated May 31, 1993, between Nineteen New York Properties Limited Partnership and the Company.*(2)

10.26 Third Amendment of Lease, dated as of December 1, 1993, between Nineteen New York Properties Limited Partnership and the Company.*(3)

10.27 Amended and Restated Credit Agreement, dated as of September 20, 1996, by and between Cygne Designs, Inc. and The Hongkong and Shanghai Banking Corporation Limited.*(8)

10.28 Amended and Restated Security Agreement, dated as of September 20, 1996, between Cygne Designs, Inc. and The Hongkong and Shanghai Banking Corporation Limited.*(8)

10.29            1993 Stock Option Plan, as amended, through June 28, 1994.*(1)

10.30            Form of Stock Option Agreement.*(2)

10.31            Stock Option Plan for Non-Employee Directors.*(2)

10.32 Form of Registration Rights Agreement between the Company and Limited Direct Associates, L.P.*(2)

10.33 Memorandum of Understanding, dated as of June 1, 1993, among the Company, Cygne Knits Limited, T. Wear Company S.r.l. and certain other parties.*(2)

21               Subsidiaries of the Company.
23               Consent of Ernst & Young LLP.
27               Financial Data Schedule (for SEC use only).

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1) Company's Quarterly Report on Form 10-Q for the quarter ended July 30,
    1994.

(2) Company's Registration Statement on Form S-1 (Registration No. 33-64358).

(3) Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

(4) Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 1993.

(5) Company's Quarterly Report on Form 10-Q for the quarter ended October 29, 1994.

(6) Company's Current Report on Form 8-K dated October 7, 1994.

(7) Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

(8) Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

(9) Company's Quarterly Report on Form 10-Q for the quarter ended August 3,
    1996.

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

(b)   Reports on Form 8-K

            None

(c)   Exhibits

            See (a) (3) above.

(d)   Financial Statement Schedule

See "Index to Consolidated Financial Statements and Supplemental Schedule" appearing on page F-1. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Cygne Designs, Inc.
                                       (Registrant)


                                       By:/s/ Bernard M. Manuel
                                          --------------------------------------
                                          Bernard M. Manuel
                                          (Chairman and Chief Executive Officer)

Date: May 1, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                      TITLE                     DATE
           ---------                      -----                     ----


/s/ Bernard M. Manuel           Chairman of the Board of         May 1, 1997
---------------------------     Directors, Chief Executive
Bernard M. Manuel               Officer and Director (principal
                                executive officer)


/s/ Roy E. Green                Senior Vice President, Chief     May 1, 1997
---------------------------     Financial Officer, and
Roy E. Green                    Treasurer (principal financial
                                and accounting officer)


/s/ Irving Benson               Director                         May 1, 1997
---------------------------
Irving Benson


/s/ James G. Groninger          Director                         May 1, 1997
---------------------------
James G. Groninger


/s/ Stuart B. Katz              Director                         May 1, 1997
---------------------------
Stuart B. Katz


/s/ Trevor J. Wright            Director                         May 1, 1997
---------------------------
Trevor J. Wright

                      Cygne Designs, Inc. and Subsidiaries

                        Consolidated Financial Statements

                   Index to Consolidated Financial Statements

Consolidated Financial Statements

Report of Independent Auditors.............................................  F-2

Consolidated Balance Sheets as of February 1, 1997 and February 3, 1996 ... F-3 Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended February 1, 1997...............................  F-4
Consolidated Statements of Stockholders' Equity
  for Each of the Three Years in the Period Ended February 1, 1997.........  F-5
Consolidated Statements of Cash Flows for Each of the Three Years
  in the Period Ended February 1, 1997 ....................................  F-6
Notes to Consolidated Financial Statements.................................  F-8

Schedule

Schedule II - Valuation and Qualifying Accounts............................ F-28

                         Report of Independent Auditors

Board of Directors and Stockholders
Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheets of Cygne Designs, Inc. and Subsidiaries as of February 1, 1997 and February 3, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 1, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries at February 1, 1997 and February 3, 1996 and the consolidated results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP

New York, New York
April 17, 1997

                      Cygne Designs, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                       FEBRUARY      FEBRUARY
                                                        1, 1997       3, 1996
                                                       ---------     ---------
                                               ($ In thousands, except share and
                                                        per share amounts)

ASSETS
Current assets:
    Cash (includes restricted cash of $2,526
       at February 1, 1997)                            $  22,246     $   5,487
    Trade accounts receivable, net                         7,239        35,117
    Inventory                                              5,109        29,999
    Other receivables and prepaid expenses                 3,795         8,150
    Assets held for sale                                    --          15,200
    Deferred income taxes                                   --           4,066
                                                       ---------     ---------
Total current assets                                      38,389        98,019

Fixed assets, net                                          6,041        13,533
Other assets including intangibles                           286           803
Deferred income taxes                                       --           2,000
Goodwill, net                                              2,426         2,790
                                                       ---------     ---------
Total assets                                           $  47,142     $ 117,145
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                $   1,382     $  37,453
  Trade facility                                            --           8,945
  Accounts payable                                         4,382        32,928
  Accrued expenses                                         6,816        14,083
  Income taxes payable                                     5,984         5,677
  Current portion of long-term debt                          842         2,047
                                                       ---------     ---------
Total current liabilities                                 19,406       101,133

Long-term debt                                              --           1,562
Deferred rent credits                                        777         1,386
                                                       ---------     ---------
Total liabilities                                         20,183       104,081

Minority interests in subsidiaries                          --           4,018
Stockholders' equity:
  Preferred Stock, $0.01 par value; 4,000,000
    shares authorized:  none issued and outstanding         --            --
  Common Stock, $0.01 par value; 75,000,000 shares
    authorized:  12,438,038 shares issued and
    outstanding                                              124           124
  Paid-in capital                                        120,918       120,918
  Accumulated deficit                                    (94,083)     (111,999)
  Foreign currency translation adjustment                   --               3
                                                       ---------     ---------
Total stockholders' equity                                26,959         9,046
                                                       ---------     ---------
Total liabilities and stockholders' equity             $  47,142     $ 117,145
                                                       =========     =========

See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                           YEAR ENDED
                                              ----------------------------------
                                              FEBRUARY     FEBRUARY     January
                                               1, 1997      3, 1996     28, 1995
                                              ---------    ---------    --------
                                                     (In thousands, except
                                                         per share amounts)

Net sales                                     $ 254,313    $ 540,063    $516,105
Cost of goods sold                              226,456      510,761     433,700
                                              ---------    ---------    --------
Gross profit                                     27,857       29,302      82,405
Selling, general and administrative
   expenses                                      27,251       72,182      54,261
Gain from sale of Ann Taylor Woven
   division and CAT                             (29,588)        --          --
Gain from sale of subsidiary, net                  --         (4,742)       --
Loss from sale of GJM business, net                --         31,239        --
Reorganization expense                            4,813         --          --
Write-off of goodwill                              --         48,949        --
Amortization of intangibles                         364        3,425       2,505
                                              ---------    ---------    --------
Income (loss) from operations                    25,017     (121,751)     25,639
Other income, principally from the gain on
   sale of Ann Taylor common stock               (6,864)        --          --
Tentative settlement of shareholder class
   action and related legal expenses              2,627         --          --
Interest expense, net                             3,260        8,813       7,620
                                              ---------    ---------    --------
Income (loss) before income taxes and
   minority interests                            25,994     (130,564)     18,019
Provision (benefit) for income taxes              7,117       (6,216)      5,568
                                              ---------    ---------    --------
Income (loss) before minority interests          18,877     (124,348)     12,451
Income attributable to minority interests           961        1,710       1,642
                                              ---------    ---------    --------
Net income (loss)                             $  17,916    $(126,058)   $ 10,809
                                              =========    =========    ========
Net income (loss) per share                   $    1.44    $  (10.04)   $   0.93
                                              =========    =========    ========

Weighted average number of common and
   common equivalent shares outstanding          12,439       12,550      11,658
                                              =========    =========    ========

See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                           COMMON STOCK                         FOREIGN     RETAINED
                                                           ------------                        CURRENCY     EARNINGS
                                                    NUMBER OF                    PAID-IN      TRANSLATION (ACCUMULATED
                                                     SHARES        AMOUNT        CAPITAL      ADJUSTMENT     DEFICIT)       TOTAL
                                                    ---------     ---------     ---------     ---------     ---------     ---------
                                                                                    (In thousands)
Balance at January 29, 1994                             8,010     $      80     $  31,173     $      (6)    $   3,250     $  34,497

   Issuance of Common Stock for purchases of
      companies                                         2,650            26        57,298                                    57,324

   Issuance of Common Stock in public offering          2,300            23        39,113                                    39,136

   Issuance of Common Stock upon exercise
      of stock options                                     16             1            62                                        63

   Issuance of Common Stock for services rendered           4                          70                                        70

   Foreign currency translation adjustment                                                         (207)                       (207)

   Net income for year ended January 28, 1995                                                                  10,809        10,809
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Balance at January 28, 1995                            12,980           130       127,716          (213)       14,059       141,692

   Receipt and retirement of Common Stock
      from sale of subsidiary                            (600)           (6)       (7,494)                                   (7,500)

   Issuance of Common Stock for purchases of
      companies                                            53                         675                                       675

   Issuance of Common Stock upon exercise
      of stock options                                      5                          21                                        21

   Foreign currency translation adjustment                                                          216                         216

   Net loss for year ended February 3, 1996                                                                  (126,058)     (126,058)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Balance at February 3, 1996                            12,438           124     $ 120,918             3      (111,999)        9,046

   Foreign currency translation adjustment                                                           (3)                         (3)

   Net income for year ended February 1, 1997                                                                  17,916        17,916
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Balance at February 1, 1997                            12,438     $     124     $ 120,918     $       0     ($ 94,083)    $  26,959
                                                    =========     =========     =========     =========     =========     =========

See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                      YEAR ENDED
                                                          -----------------------------------
                                                          FEBRUARY     FEBRUARY      JANUARY
                                                           1, 1997      3, 1996      28, 1995
                                                          --------     ---------     --------
                                                                    (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                         $ 17,916     $(126,058)    $ 10,809
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Net gain from sale of Ann Taylor Woven
        Division and CAT                                   (29,588)         --           --
     Net gain from sale of subsidiary                         --          (4,742)        --
     Net loss from sale of GJM business                       --          31,239         --
     Gain from sale of Ann Taylor Common Stock              (6,134)         --           --
     Write-off of goodwill                                    --          48,949         --
     Depreciation and amortization                           2,079         7,922        5,109
     Write-off of fixed assets                               1,359          --           --
     Rent expense not currently payable                        190           751          185
     Bad debt expense                                         --           2,147         --
     Deferred income taxes                                   6,154        (2,583)        (144)
     Income attributable to minority interests                 961         1,710        1,642
     Changes in operating assets and liabilities:
      Trade accounts receivable                              6,605        14,883      (17,802)
      Inventory                                             17,462         9,589      (24,172)
      Other receivables and prepaid expenses                 4,194         9,580       (8,419)
      Accounts payable                                     (16,301)        2,474        3,710
      Accrued expenses                                      (5,486)        4,579       (1,827)
      Income taxes payable                                   2,145        (1,508)       1,703
                                                          --------     ---------     --------
Net cash provided by (used in) operating activities          1,556        (1,068)     (29,206)

INVESTING ACTIVITIES
Purchase of fixed assets                                    (1,186)       (7,915)      (6,797)
Sale of fixed assets                                         2,089          --           --
Other assets                                                   164            28        1,330
Cash proceeds from sale of Ann Taylor
   Woven Division and CAT                                    3,162          --           --
Proceeds from sale of Ann Taylor common stock               44,291          --           --
Payment for noncompete agreements                             --            --         (3,200)
Sale of subsidiary, net                                     12,500          (464)        --
Purchase of businesses, net of cash acquired                  --          (3,830)       5,299
                                                          --------     ---------     --------
Net cash provided by (used in) investing activities         61,020       (12,181)      (3,368)

FINANCING ACTIVITIES
Short-term borrowings, net                                 (34,455)       (1,436)       5,292
Credit facility outstanding, net                            (8,945)        5,383        1,619
(Decrease) increase in long-term debt, net                  (2,117)          315       (6,414)
Net proceeds from issuance of common stock                    --              24       39,199
Investment by shareholder in subsidiary                       --              32          212
                                                          --------     ---------     --------
Net cash (used in) provided by financing activities        (45,517)        4,318       39,908

Effect of exchange rate changes on cash                       (300)          216         (324)
                                                          --------     ---------     --------
Net increase (decrease) in cash                             16,759        (8,715)       7,010
Cash at beginning of period                                  5,487        14,202        7,192
                                                          --------     ---------     --------
Cash at end of period                                     $ 22,246     $   5,487     $ 14,202
                                                          ========     =========     ========

                         Cygne Designs, Inc. and Subsidiaries

                                                            YEAR ENDED
                                                    ----------------------------
                                                    FEBRUARY  FEBRUARY  JANUARY
                                                    1, 1997   3, 1996   28, 1995
                                                    -------   -------   --------
                                                           (In thousands)

SUPPLEMENTAL DISCLOSURES
Income taxes paid                                   $  307    $2,335    $ 3,005
Interest paid                                        3,678     4,220      7,500
Exchange of Company common stock for acquisitions     --         675     57,325
Debt assumed on acquisition of business               --        --        1,858
Issuance of Company common stock for services
  rendered                                            --        --           70
Unpaid deferred acquisition costs                     --        --          259
Receipt of Company common stock from sale of
  subsidiary                                          --       7,500       --

See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                February 1, 1997

1.    SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively, the "Company") are engaged in private label designing, merchandising and manufacturing of woven and knit career and casual clothing for women. In addition, the Company entered into two licensing agreements with Kenzo, a French company ("Kenzo"), to manufacture and distribute certain men's and women's garments under the Kenzo label.

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

                      Cygne Designs, Inc. and Subsidiaries

1.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

REVENUE RECOGNITION

Revenues are recorded at the time of shipment of merchandise. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $1,542,000 and $2,138,000 at February 1, 1997 and February 3, 1996,
respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency for the Company's foreign operations is the applicable foreign currency of the country in which it operates except for Hong Kong and Israel for which the functional currency is the U.S. dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses from the changes in exchange rates from year to year have been reported separately as a component of stockholders' equity.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of short-term debt and long-term variable rate debt approximates fair value.

EARNINGS PER SHARE AND SUPPLEMENTAL EARNINGS PER SHARE

Earnings per share for 1996 and 1994 are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. For 1995, common stock equivalents are excluded as the effect of their inclusion would be antidilutive.

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

                      Cygne Designs, Inc. and Subsidiaries

1.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND OTHER INTANGIBLES

Goodwill includes the excess of cost over fair value of net assets acquired. The remaining goodwill is being amortized on a straight-line basis over 10 years. Accumulated amortization at February 1, 1997 was approximately $1,220,000 and at February 3, 1996 was approximately $5,738,000.

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

                      Cygne Designs, Inc. and Subsidiaries

2.    PURCHASES AND DISPOSITIONS OF COMPANIES

In April 1994, the Company acquired Fenn, Wright and Manson, Incorporated ("FWM"), a designer, merchandiser and manufacturer principally of private label women's and men's apparel primarily serving prominent specialty retail store chains and department stores in the U.S. and the United Kingdom (the "FWM Acquisition"). The purchase price for FWM was $44,000,000, consisting of 2,000,000 unregistered shares of the Company's common stock and $10,000 in cash. Additional costs related to this acquisition approximated $1,400,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $47,848,000 was recorded as goodwill, and was being amortized over a 25 year period.

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

In October 1994, Cygne acquired the business operations of G.J.M. International Limited ("GJM"), a Hong Kong-based designer, merchandiser and manufacturer of women's intimate apparel, from G.J.M. International Limited, a company wholly-owned by Mr. W. Glynn Manson (the "GJM Acquisition"). The purchase price for GJM was $15,200,000, consisting of 650,000 unregistered shares of the Company's common stock, $10,000 in cash and the assumption of approximately $1,900,000 of indebtedness owed by GJM International Limited to The Limited, Inc. Additional costs related to this acquisition approximated $1,700,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $27,659,000 was recorded as goodwill and was being amortized over a 25 year period.

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

In February 1996, the Company sold substantially all of the assets of its GJM intimate apparel and sleepwear business (the "GJM Business") to Warnaco Inc. (the "GJM Disposition"). In the transaction, Warnaco paid Cygne $12,500,000 in cash and assumed certain liabilities of the GJM Business. The Company is obligated to indemnify Warnaco for any claims for taxes arising out of the operation of the GJM Business prior to the sale of the GJM Business to Warnaco. GJM accounted for approximately 19.4% of the Company's net sales for the year ended February 3, 1996.

In February 1995, Cygne acquired Tralee S.A. ("TSA"), a Uruguayan corporation that sourced products in Brazil for export, primarily to the U.S. The purchase price for TSA was approximately $3,800,000, consisting of 53,038 unregistered shares of the Company's common stock and $3,100,000 in cash (the "TSA Acquisition"). Additional costs related to this acquisition approximated $730,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $4,500,000 was recorded as goodwill and was being amortized over a twenty-five year period. Cygne also issued options to purchase an aggregate of 55,000 shares of the Company's common stock to the two former shareholders of TSA in connection with their entering into consulting agreements with TSA. In January 1996, the Company determined to close TSA. As a result, the Company recorded a loss of approximately $6,400,000 in fiscal 1995, primarily resulting from the write-off of goodwill associated with the acquisition. The Company terminated these operations during the third quarter of 1996.

The FWM Acquisition, the GJM Acquisition and the TSA Acquisition were accounted for under the purchase method and, accordingly, the operating results of FWM, GJM and TSA were included in the consolidated operating results since their respective dates of acquisition.

CAT US, Inc. and C.A.T. (Far East) Limited, collectively "CAT," began operations in June 1992. Effective April 30, 1993, CAT became a 60% owned subsidiary of Cygne with AnnTaylor, Inc. owning the remaining 40% interest.

The Company completed the Ann Taylor Disposition on September 20, 1996.  In the

                      Cygne Designs, Inc. and Subsidiaries

2.    PURCHASES AND DISPOSITIONS OF COMPANIES (CONTINUED)

transaction the Company sold to Ann Taylor Cygne's 60% interest in CAT, Cygne's former sourcing joint venture arrangement with Ann Taylor, and the assets of Cygne's Ann Taylor Woven Division that were used in sourcing merchandise for Ann Taylor. On the closing of the transaction, Cygne received 2,348,145 shares of Ann Taylor common stock, having a value of $36,000,000 (based on the average closing price of the Ann Taylor common stock during the ten trading days prior to closing), and approximately $9,700,000 million in cash in respect of inventory (less related payables and advances and certain other assumed liabilities), net fixed assets and accounts receivable of the Ann Taylor Woven Division, subject to post-closing adjustments. Ann Taylor also assumed certain liabilities of the acquired sourcing operations. Settlement of the post-closing adjustments is expected to result in a decrease to $8,900,000 in the cash received in the Ann Taylor Disposition in respect of inventory (less related payables and advances and certain other assumed liabilities), net fixed assets and accounts receivable of the Ann Taylor Woven Division. As a result of the transaction, the Company realized a pre-tax gain of $29,600,000. Between October 1996 and January 1997, the Company sold all of the 2,348,145 shares of Ann Taylor common stock received upon the closing of the transaction at various prices resulting in aggregate net proceeds of approximately $44,300,000. The Company realized a pre-tax gain of $6,100,000 in connection with the sale of the Ann Taylor common stock.

In connection with the Ann Taylor Disposition, the Company entered into two 3-year consulting agreements with Ann Taylor for the services of Mr. Bernard Manuel, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Irving Benson, the Company's then President and a director, to facilitate the integration of CAT and the Division into Ann Taylor's operations. These agreements, which provide for an annual fee of $225,000 for the services of each of Messrs. Benson and Manuel, will automatically be assigned to the consultant if his employment with the Company is terminated for any reason. Mr. Benson's consulting agreement was assigned to him in connection with his resignation as an officer and employee of the Company on November 29, 1996. The consulting agreement with Ann Taylor for the services of Mr. Manuel is expected to be bought out in consideration of the payment by Ann Taylor to the Company of approximately $533,000.

CAT and the Ann Taylor Woven Division accounted for approximately 67% and 43% of the Company's net sales for the years ended February 1, 1997 and February 3, 1996, respectively.

If the sale of CAT and the Ann Taylor Woven Division had been consummated on February 4, 1996, the Company would have had pro forma net sales of $84,756,000 for the year. Pro forma gross profit for the year would have been $6,189,000. Pro forma loss from operations for the year would have been $15,503,000. Pro forma net loss for

                      Cygne Designs, Inc. and Subsidiaries

2.    PURCHASES AND DISPOSITIONS OF COMPANIES (CONTINUED)

the year (excluding the gain on the Ann Taylor Disposition and on the subsequent sale of the Ann Taylor common stock) would have been $17,660,000. The pro forma net loss per share for the year would have been $1.42.

3.    REORGANIZATION EXPENSE

The reorganization expense in fiscal 1996 of $4,813,000 was the result of the downsizing of the Company and the redeployment of assets necessary to meet changes in continuing customer needs. The major components of this expense were costs in connection with early termination of leases for excess space, disposition of related fixed assets, and severance costs related to Irving Benson's resignation as an officer and employee of the Company. Through February 1, 1997, $3,545,000 had been paid.

4.    INVENTORY

Inventory consists of the following:

                                                      FEBRUARY          FEBRUARY
                                                      1, 1997           3, 1996
                                                      -------           -------
                                                           ($ In thousands)

Raw materials                                         $ 4,094           $21,748
Finished goods                                            896             2,972
Finished goods-in-transit                                 119             5,279
                                                      -------           -------
                                                      $ 5,109           $29,999
                                                      =======           =======

5.    FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

                                          FEBRUARY    February       ESTIMATED
                                          1, 1997     3, 1996      USEFUL LIVES
                                          -------     -------      ------------
                                           ($ In thousands)

Land and building                         $   900      $2,826      20-30 years
Equipment, furniture, and
  fixtures                                  4,938       9,614      3-10 years
Leasehold improvements                      2,329       4,138      Term of lease
Vehicles                                      230         654      3-5 years
                                          -------     -------
                                            8,397      17,232

Less accumulated depreciation
  and amortization                          2,356       3,699
                                          -------     -------
                                          $6,041      $13,533
                                          ======      =======

                      Cygne Designs, Inc. and Subsidiaries

6.    CREDIT FACILITIES

During the quarter ended October 28, 1995, Cygne and CAT each entered into a Credit Agreement with The Hongkong and Shanghai Banking Corporation Limited New York Branch ("HS Bank") which modified and consolidated the previous credit arrangements with the HS Bank. Borrowings under these facilities were subject to certain borrowing base limitations and the HS Bank's agreement as to amount, purpose, interest rate, maturity and collateral. Borrowings under these facilities were due on the earlier of demand or the maturity date specified by the HS Bank for each borrowing. Amounts outstanding under the agreements bore interest at 1.25% above the prime rate through January 31, 1996 and between 1% and 1.75% above the prime rate thereafter. The HS Bank facilities were cross guaranteed by Cygne and certain of its subsidiaries and were secured by a first lien on substantially all the assets of the Company including a pledge of 65% of the capital stock of certain of Cygne's foreign subsidiaries.

On September 20, 1996, the Company entered into an amended and restated credit agreement with HS Bank which replaced the Company's prior facility. The amended facility provided a committed facility of up to $17,500,000 until October 30, 1996, which reduced to $12,500,000 at October 31, 1996, to $7,500,000 at
November 30, 1996 and $5,000,000 at December 30, 1996. This facility expired on January 31, 1997. Borrowings under this facility were subject to borrowing base limitations and a requirement to comply with certain financial covenants as well as various other restrictions. The Company had pledged substantially all of its assets as security for its obligations under the credit facility.

Since January 31, 1997 the Company has obtained letters of credit from domestic banks secured by a cash deposit from the Company. At February 1, 1997 the Company has restricted cash at a bank of $2,526,000 to secure letters of credits.

                      Cygne Designs, Inc. and Subsidiaries

6.    CREDIT FACILITIES (CONTINUED)

Certain foreign subsidiaries have credit facilities aggregating $4,000,000 at February 1, 1997. Borrowings under these facilities, which are payable on demand, are secured by a lien on certain assets of these subsidiaries. At February 1, 1997, the balance outstanding under these facilities is $1,382,000.

During 1996 the Company repaid the entire outstanding balance of $8,900,000 under its former trade credit facility which has been terminated.

The Company had existing mortgages relating to a foreign office building which bore interest at LIBOR plus 2%. In January 1997, this building was sold and the mortgages of $842,000 at February 1, 1997 were converted to short term debt pending repayment from the proceeds of the sale.

                      Cygne Designs, Inc. and Subsidiaries

7.    STOCK OPTIONS

Pursuant to an employee Stock Option Plan, as amended, the Company may grant to eligible individuals incentive stock options as defined in the Internal Revenue Code ("IRC") and non-qualified stock options. An aggregate of 1,700,000 shares of common stock have been reserved for issuance under the Plan. The exercise price for incentive options may not be less than 100% (110% for holders of 10% or more of the Company's outstanding shares) of the fair market value of the shares on the date of grant, and at least par value of the common stock with respect to the non-qualified stock options, have a ten-year term (five years for holders of 10% or more of the Company's outstanding shares in the case of incentive stock options) and vest at the discretion of the Board of Directors.

Pursuant to a Stock Option Plan for Non-Employee Directors adopted on April 15, 1993, the Company will automatically grant to eligible non-employee directors options to purchase 10,000 shares of Common Stock upon the directors' initial appointment to the Board of Directors and options to purchase 2,000 shares of Common Stock on each individual director's anniversary date from initial appointment. Options granted under the Directors' Plan do not qualify as incentive stock options under the IRC. The options have an exercise price of 100% of fair market value on the date of grant, have a ten-year term and vest, pro-rata, over four years.

In addition, the consummation of the Ann Taylor Disposition constituted a "change in control of the Company" for purposes of the Company's stock option plans. As a result, all then outstanding stock options became immediately exercisable.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation cost been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS No. 123, at February 1, 1997 the Company's net income would have decreased by $322,000 and $0.03 per share. For February 3, 1996, net loss and net loss per share would have increased by $309,000 and $0.03 per share.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for both 1996 and 1995: risk-free interest rate of 6%; volatility factor of the expected market price of the Company's common stock of 0.82; expected life of 6 years; and a dividend yield of zero.

                      Cygne Designs, Inc. and Subsidiaries

7.    STOCK OPTIONS (CONTINUED)

As any options granted in the future will also be subject to the fair value pro forma calculations, the pro forma adjustments for 1996 and 1995 may not be indicative of future years.

                      Cygne Designs, Inc. and Subsidiaries

7.   STOCK OPTIONS (CONTINUED)

The following summarizes stock option transactons:


                                                  EMPLOYEE STOCK                         NON-EMPLOYEE
                                                    OPTION PLAN                         DIRECTORS PLAN
                                                    -----------                         --------------
                                                                          WEIGHTED                                WEIGHTED
                                                                           AVERAGE                                 AVERAGE
                                               NUMBER       EXERCISE      EXERCISE    NUMBER        EXERCISE      EXERCISE
                                             OF SHARES    PRICE RANGE      PRICE    OF SHARES     PRICE RANGE      PRICE
                                             ----------   -----------      -----    ---------     -----------      -----
Options outstanding at January 30, 1994       369,000     $2.00-$16.88      $2.91     40,000     $4.00-$16.88      $10.44
Options granted in fiscal 1994                598,000     $2.00-$22.75      $9.22      8,000     $22.50-$23.50     $23.00
Options canceled in fiscal 1994               (13,500)    $4.00-$18.50     $14.99
Options exercised in fiscal 1994              (15,750)    $4.00             $4.00
                                            ---------                                -------
Options outstanding at January 28, 1995       937,750     $2.00-$22.75                48,000     $4.00-$23.50

Options granted in fiscal 1995                589,500     $2.00-$10.00      $3.06      6,000     $3.25-$10.00       $7.75
Options canceled in fiscal 1995              (329,500)    $2.00-$22.75     $10.69    (20,500)    $4.00-$23.50      $17.81
Options exercised in fiscal 1995               (5,250)    $4.00             $4.00         --               --
                                            ---------                                -------
Options outstanding at February 3, 1996     1,192,500     $2.00-$22.75                33,500     $3.25-$23.50

Options granted in fiscal 1996                 40,000     $1.00             $1.00      4,000     $1.13-$1.75        $1.44
Options canceled in fiscal 1996              (512,000)    $2.00-$18.00      $5.50     (5,500)    $4.00-$22.50       $7.64
Options exercised in fiscal 1996                   --               --                    --
                                            ---------                                -------
Options outstanding at February 1, 1997       720,500     $1.00-$22.75                32,000     $1.13-$23.50
                                            =========                                =======

At February 1, 1997 options exercisable       720,500                                 32,000
                                            =========                                =======

                                              OTHER STOCK OPTIONS
                                                  ARRANGEMENTS
                                                  ------------
                                                                          WEIGHTED
                                                                           AVERAGE         TOTAL
                                               NUMBER       EXERCISE      EXERCISE        NUMBER
                                             OF SHARES    PRICE RANGE      PRICE        OF SHARES
                                             ---------    -----------      -----        ---------
Options outstanding at January 30, 1994                                                   409,000
Options granted in fiscal 1994               165,000     $2.00-$22.50        $7.21        771,000
Options canceled in fiscal 1994                                                           (13,500)
Options exercised in fiscal 1994                                                          (15,750)
                                            --------                                    ---------
Options outstanding at January 28, 1995      165,000     $2.00-$22.50                   1,150,750

Options granted in fiscal 1995                67,500     $2.00               $2.00        663,000
Options canceled in fiscal 1995               (2,250)    $2.00-$22.50        $2.50       (352,250)
Options exercised in fiscal 1995                  --               --                      (5,250)
                                            --------                                    ---------
Options outstanding at February 3, 1996      230,250     $2.00-$22.50                   1,456,250

Options granted in fiscal 1996                                                             44,000
Options canceled in fiscal 1996             (105,250)    $2.00               $2.00       (622,750)
Options exercised in fiscal 1996                  --                                           --
                                            --------                                    ---------
Options outstanding at February 1, 1997      125,000     $2.00-$22.50                     877,500
                                            ========

At February 1, 1997 options exercisable      125,000                                      877,500
                                            ========                                    =========

On November 11, 1994, the Company repriced employee stock options to purchase 430,000 shares of Common Stock at $13.375 (the fair market value on that date).

On October 11, 1996, the Company repriced certain employee stock options at $2.00 (the fair market value on that date).

                      Cygne Designs, Inc. and Subsidiaries

7.    STOCK OPTIONS (CONTINUED)

The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1996 and 1995 is $0.77 and $1.50, respectively.

Exercise prices for options issued between January 29, 1995 though February 1, 1997 ranged from $1 to $10. The weighted-average remaining contractual life of those options is 5.1 years.

8.    CONCENTRATIONS OF RISK

For the year ended February 1, 1997, two customers (Ann Taylor and The Limited Inc.) accounted for 67% and 25% of the Company's net sales, respectively. The Limited Inc. accounted for approximately 84% of trade accounts receivable at February 1, 1997. Since the consummation of the Ann Taylor Disposition, the Company has not had and does not anticipate that it will have sales to Ann Taylor.

For the year ended February 3, 1996, two customers (AnnTaylor and The Limited, Inc.) accounted for 43% and 34% of the Company's net sales. These customers accounted for approximately 63% and 17% of trade accounts receivable at February 3, 1996.

For the year ended January 28, 1995, the two customers above accounted for 37% and 38% of the Company's net sales.

9.    LEASES, COMMITMENTS AND LITIGATION

LEASES

The Company leases manufacturing and office facilities and equipment under operating lease agreements which expire through 2010. Future minimum lease payments under noncancellable operating leases are as follows:

                                                  (In thousands)

      Year ended:
        1997                                          $ 993
        1998                                          1,011
        1999                                          1,137
        2000                                            919
        2001                                            908
        Thereafter                                    4,912
                                                    -------
      Total future minimum lease payments           $ 9,880
                                                    =======

                      Cygne Designs, Inc. and Subsidiaries

9.    LEASES, COMMITMENTS AND LITIGATION (CONTINUED)

Certain of the leases contain provisions for additional rent based upon increases in the operating costs of the premises, as defined.

Total rent expense under the operating leases for the years ended February 1, 1997, February 3, 1996, and January 28, 1995 amounted to approximately $2,220,000, $2,752,000 and $4,988,000, respectively.


For leases which contain free-rent periods and predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and includes the difference between the expense charged to income and amounts payable under the leases on the balance sheets in deferred rent credits.

The Company also has a contingent liability on leases assumed by Ann Taylor. Future minimum lease payments on these leases are as follows:

                                                  (In thousands)

      Year ended:
        1997                                        $ 1,169
        1998                                          1,171
        1999                                          1,176
        2000                                          1,221
        2001                                          1,267
        Thereafter                                   10,567
                                                   --------
      Total future minimum lease payments          $ 16,571
                                                   ========

COMMITMENTS

The Company has two licensing agreements with Kenzo. Future minimum annual royalty payments in aggregate under these agreements amount to approximately $600,000 in 1997, $700,000 in 1998, $800,000 in 1999 and $900,000 in 2000,
respectively.

The Company has employment agreements with certain officers and key employees through 1998. Future minimum aggregate annual payments under these agreements amount to approximately $2,042,000 in 1997 and $509,000 in 1998. As a result of the Ann Taylor Disposition, which constituted a "change in control" under certain of these agreements, certain officers are entitled to additional severance benefits if the Company fails to renew the employment agreement of such executive. In addition, certain of the officers and employees may receive additional compensation based upon the income, as defined, of the Company or one or more of its subsidiaries.

                      Cygne Designs, Inc. and Subsidiaries

9.    LEASES, COMMITMENTS AND LITIGATION (CONTINUED)

LITIGATION

On December 11, 1995, a shareholder class action complaint was filed against the Company, certain of the Company's officers and directors, Ernst & Young LLP, the underwriters of the Company's June 1994 secondary public offering of stock and certain financial analysts who followed the Company, in the United States District Court, Southern District of New York. The action was purportedly filed on behalf of a class of purchasers of the Company's stock during the period September 28, 1993 through April 28, 1995. The complaint seeks unspecified money damages and alleges that the Company and the other defendants violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. In April 1996, all of the defendants filed motions to dismiss the complaint. Pursuant to a scheduling order entered by the court, the plaintiff filed oppositions to the motions to dismiss in May 1996 and defendants filed their reply memoranda in June 1996.

In December 1996, the Company and certain other defendants withdrew without prejudice their motions to dismiss. In January 1997, the Company announced that it and certain other defendants had tentatively settled the class action subject to confirmatory discovery by the plaintiffs and to judicial approval. The aggregate amount of the settlement is $5,750,000. The Company will contribute approximately $2,100,000 to the settlement, which amount was placed in an escrow account in January 1997. The balance of the settlement fund, which has also been placed in escrow, will come from insurance and from other parties to the litigation. The Amended Stipulation and Agreement of Settlement was preliminarily approved by the Court in April 1997, but the settlement remains subject to final approval by the Court. The Court is currently scheduled to consider whether or not it should finally approve the settlement in July 1997. There can be no assurance that the proposed settlement will be finally approved by the Court. The Company continues to believe that the allegations in the complaint are without merit. An adverse decision in the action could have a material adverse effect on the Company's financial condition and results of operations.

The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 10 for information regarding tax audits.

                      Cygne Designs, Inc. and Subsidiaries

10.   INCOME TAXES

Income taxes are provided using the liability method. Under this method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Significant components of the Company's deferred tax assets are as follows:


                                                             YEAR ENDED
                                                      --------------------------
                                                      FEBRUARY         FEBRUARY
                                                      1, 1997          3, 1996
                                                      --------         --------
                                                            (In thousands)

Deferred tax assets:
  Capitalization of expenses                          $    102         $    731
  Inventory reserve                                        115               80
  Accounts receivable reserve                             --                243
  Other reserves                                         2,105            2,700
  Net operating loss carryforwards                      32,900           18,790
                                                      --------         --------
Subtotal                                                35,222           22,544
  Valuation allowance                                  (35,222)         (16,478)
                                                      --------         --------
Total deferred tax assets                             $   --           $  6,066
                                                      ========         ========

For financial reporting purposes, income before income taxes includes the following components:

                                                     YEAR ENDED
                                    --------------------------------------------
                                    FEBRUARY          FEBRUARY          JANUARY
                                    1, 1997           3, 1996           28, 1995
                                    ---------         ---------         -------
                                                   (In thousands)
Pretax income:
  United States                     $  16,928         $(126,384)        $ 2,456
  Foreign                               9,066            (4,180)         15,563
                                    ---------         ---------         -------
                                    $  25,994         $(130,564)        $18,019
                                    =========         =========         =======

                      Cygne Designs, Inc. and Subsidiaries

10.   INCOME TAXES (CONTINUED)

Significant components of the provision (benefit) for income taxes attributable to operations are as follows:

                                                        YEAR ENDED
                                            ------------------------------------
                                            FEBRUARY     FEBRUARY       JANUARY
                                            1, 1997      3, 1996        28, 1995
                                            ------       -------        -------
                                                      (In thousands)
Current:
  Federal                                   $  682       $(3,875)       $ 1,910
  Foreign                                      224           345          3,119
  State                                        343          (103)           674
                                            ------       -------        -------
Total current                                1,249        (3,633)         5,703
                                            ------       -------        -------
Deferred:
  Federal                                    4,367        (2,315)          (112)
  Foreign                                      311             4             57
  State                                      1,190          (272)           (80)
                                            ------       -------        -------
Total deferred                               5,868        (2,583)          (135)
                                            ------       -------        -------

Tax provision (benefit)                     $7,117       $(6,216)       $ 5,568
                                            ======       =======        =======

                      Cygne Designs, Inc. and Subsidiaries

10.   INCOME TAXES (CONTINUED)

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                      YEAR ENDED
                               ------------------------------------------------------------------
                                      FEBRUARY                FEBRUARY              JANUARY
                                      1, 1997                 3, 1996               28, 1995
                                      -------                 -------               --------
                                                    (In thousands)
Tax at U.S. statutory rates    $ 8,838      34.0%     $(44,392)     (34.0)%   $ 6,126        34%
Benefit of operating loss
 carryforward                   (2,922)     (10.5)        --        --           --        --
Loss, no benefit provided         --        --          15,916      12.2         --        --
State income taxes, net of
  federal tax benefit            1,142       4.4          (248)     (0.2)         392       2.2
Lower effective income tax
  rates of foreign
  jurisdictions                   (235)     (0.9)        1,770       1.4       (2,115)     (11.7)
Amortization of intangibles        124       0.5         1,080       0.8          825       4.6
Goodwill written-off              --        --          21,032      16.1         --        --
Other                              170       0.7        (1,374)     (1.1)         340       1.8
                               -------      ----      --------      ----      -------      ----
                               $ 7,117      28.2%     $ (6,216)     (4.8)%    $ 5,568      30.9%
                               =======      ====      ========      ====      =======      ====

As of February 1, 1997, based upon tax returns filed and to be filed the Company has a net operating loss carryforward for U.S. Federal income tax purposes of approximately $90,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 and 2012.

As of February 1, 1997, based upon tax returns filed and to be filed the Company has net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $28,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 and 2012.

Tax Audits

The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). The IRS has issued a Notice of Proposed Adjustment relating to an approximately $12 million increase in the amount of U.S. Federal income tax liability originally reported by GJM (US) Inc. for its taxable years ending December 31, 1990 through January 31, 1993. The IRS may also propose substantial adjustments for later taxable years of GJM (US) Inc. The audit of GJM (US) Inc. is still in its early stages

                      Cygne Designs, Inc. and Subsidiaries

10.   INCOME TAXES (CONTINUED)

and its outcome cannot be predicted at this time. Although the Company intends to dispute the proposed adjustment and believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition.

The Company is subject to other ongoing tax audits in several jurisdictions. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position.

11.   GEOGRAPHIC SEGMENT INFORMATION

The Company operates primarily in one industry segment which includes the development, manufacturing and sales of women's apparel.

Net sales to unaffiliated customers and identifiable assets classified by geographic area, which was determined by where sales originated from and where identifiable assets were held, were as follows:

                                               (In thousands)
                                TOTAL         TOTAL    INTERSEGMENT
                                 U.S.        FOREIGN   ELIMINATIONS     TOTAL
                                 ----        -------   ------------     -----

YEAR ENDED FEBRUARY 1, 1997
Net sales                     $ 228,461     $ 30,889     $ (5,037)    $ 254,313
Operating profit                 16,137        8,880         --          25,017
Identifiable assets              35,146       16,817       (4,821)       47,142

YEAR ENDED FEBRUARY 3, 1996
Net sales                       492,497       55,349       (7,783)      540,063
Operating loss                 (120,668)      (1,083)        --        (121,751)
Identifiable assets             107,465       24,221      (14,541)      117,145

YEAR ENDED JANUARY 28, 1995
Net sales                       460,377       74,079      (18,351)      516,105
Operating profit                  4,662       20,977         --          25,639
Identifiable assets             202,162       51,964         (598)      253,528

(a) Sales in the U.S. are primarily from imported goods.

(b) The intangible assets recognized in connection with acquisitions are included in identifiable assets in the U.S.

(c) Total foreign amounts principally represent the Company's Asian operations.

                      Cygne Designs, Inc. and Subsidiaries

12.   EMPLOYEE BENEFIT PLANS

The Company did not provide any post employment or post retirement benefits to its current or former employees. The Company also terminated all of its 401(k) plans and its foreign defined benefit plans. The Company implemented a new 401(k) plan for domestic employees on February 2, 1997. The Company will match 33% of the employee's contributions up to 3% of the employee's voluntary contribution.

13.   RELATED PARTY TRANSACTIONS

During the year ended February 1, 1997, a company controlled by a shareholder paid the Company $793,000 for design fees and commissions.

                      Cygne Designs, Inc. and Subsidiaries

                  Schedule II-Valuation and Qualifying Accounts

                                          BALANCE AT    CHARGED TO
                                         BEGINNING OF    COSTS AND     RELATED TO    DEDUCTIONS     BALANCE AT
            DESCRIPTION                     PERIOD       EXPENSES     ACQUISITIONS   (DESCRIBE)*   END OF PERIOD
            -----------                     ------       --------     ------------   -----------   -------------
                                                                     (In thousands)
Reserves for returns and allowances:

      Year ended January 28, 1995           $2,198        $19,353        $2,580        $17,578        $6,553

      Year ended February 3, 1996            6,553         23,293          --           27,663         2,183

      Year ended February 1, 1997            2,183          8,896          --            9,537         1,542

* Sales returns and write-off of uncollectible accounts.