Form 10-Q
period 1997-05-03
CYGNE DESIGNS INC
filed 1997-06-17
CIK 906782

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended May 3, 1997


                                       or


   [ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _______________ to _______________


                           Commission File No. 0-22102


                               CYGNE DESIGNS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                      04-2843286
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


   1372 BROADWAY, NEW YORK, NEW YORK                            10018
----------------------------------------                      ----------
(Address of principal executive offices)                       (Zip Code)


                                 (212) 354-6474
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock, $.01 par value, 12,438,038 shares as of June 11, 1997.


================================================================================

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                               ------------------

                               INDEX TO FORM 10-Q

PART I    FINANCIAL INFORMATION                                                                         PAGE
                                                                                                         NO.
                                                                                                         ---
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at May 3, 1997
             and February 1, 1997.........................................................................3

          Condensed Consolidated Statements of Operations for the three months ended May 3, 1997 and May 4, 1996 ...........................................................4

          Condensed Consolidated Statements of Stockholders' Equity for the three months ended May 3, 1997 ....................................................................5

          Condensed Consolidated Statements of Cash Flows for the three months ended May 3, 1997 and May 4, 1996 ...........................................................6

          Notes to Condensed Consolidated Financial Statements ...........................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................................12

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................................................17



PART I. FINANCIAL INFORMATION

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                            May 3,          February 1,
                                                                             1997              1997
                                                                          ---------          ---------
                                                                                   (In thousands,
                                                                               except share amounts)
ASSETS
Current assets:
    Cash ........................................................          $ 13,557           $ 19,720
    Restricted cash..............................................             4,291              2,526
    Trade accounts receivable, net...............................             5,615              7,239
    Inventory ...................................................             4,117              5,109
    Other receivables and prepaid expenses ......................             1,943              3,795
                                                                           --------           --------
Total current assets ............................................            29,523             38,389
Fixed assets, net................................................             6,048              6,041
Other assets ....................................................               661                286
Goodwill, net....................................................             2,335              2,426
                                                                           --------           --------
Total assets ....................................................          $ 38,567           $ 47,142
                                                                           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings..........................................          $  1,763           $  1,382
  Accounts payable...............................................             1,624              4,382
  Accrued expenses...............................................             5,994              6,816
  Income taxes payable...........................................             6,035              5,984
  Current portion of long-term debt..............................                --                842
                                                                           --------           --------
Total current liabilities........................................            15,416             19,406
Deferred rent credits............................................               796                777
                                                                           --------           --------
Total liabilities................................................            16,212             20,183

Stockholders' equity:
  Preferred stock, $0.01 par value; 4,000,000
    shares authorized:  none issued and
    outstanding..................................................                --                 --
  Common stock, $0.01 par value; 75,000,000
    shares authorized; 12,438,038 shares issued
    and outstanding .............................................               124                124
  Paid-in capital................................................           120,918            120,918
  Accumulated deficit ...........................................           (98,665)           (94,083)
  Foreign currency translation adjustment........................              (22)                 --
                                                                           --------           --------
Total stockholders' equity.......................................            22,355             26,959
                                                                           --------           --------
Total liabilities and stockholders' equity.......................          $ 38,567           $ 47,142
                                                                           ========           ========

See accompanying notes.


                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Three Months Ended
                                                                 ------------------------------
                                                                    May 3,             May 4,
                                                                     1997               1996
                                                                 ----------           ---------
                                                                         (In thousands,
                                                                   except per share amounts)

Net sales .....................................................    $ 7,637            $83,756
Cost of goods sold ............................................      8,296             73,044
                                                                   -------            -------
Gross (loss) profit ...........................................       (659)            10,712
Selling, general and administrative
  expenses ....................................................      3,876              9,159
Amortization of intangibles ...................................         91                 91
                                                                   -------            -------
(Loss) income from operations .................................     (4,626)             1,462
Other income ..................................................        --                 388
Interest (income) expense, net ................................        (95)               935
                                                                   -------            -------
(Loss) income before income taxes and
  minority interests ..........................................     (4,531)               915
Provision for income taxes ....................................         51                436
                                                                   -------            -------
(Loss) income before minority interests .......................     (4,582)               479
Income attributable to minority interests .....................        --                 448
                                                                   -------            -------
Net (loss) income .............................................    $(4,582)           $    31
                                                                   =======            =======
Net (loss) income per share ...................................    $ (0.37)           $  0.00
                                                                   =======            =======
Weighted average number of common and
  common equivalent shares outstanding ........................     12,438             12,438
                                                                   =======            =======


See accompanying notes.

                           CYGNE DESIGNS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                Common Stock                          Foreign
                                      -----------------------                         Currency
                                        Number                    Paid-in            Transaction      Accumulated
                                      of Shares        Amount     Capital            Adjustment         Deficit            Total
                                      ---------        ------     -------            -----------      -----------        ---------
                                                                          (In thousands)

Balance at February 1, 1997.......     12,438          $ 124     $ 120,918           $     --         $ (94,083)         $  26,959
Foreign currency translation
  adjustment......................         --             --            --                (22)               --                (22)
Net (loss) for the three months
  ended May 3, 1997...............         --             --            --                 --            (4,582)            (4,582)
                                       ------          -----     ---------           ---------        ----------         ---------
Balance at May 3, 1997............     12,438          $ 124     $ 120,918           $    (22)        $ (98,665)         $  22,355
                                       ======          =====     =========          ==========        ==========         =========


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            May 3,             May 4,
                                                                             1997               1996
                                                                          ----------         --------
                                                                                  (In thousands)

OPERATING ACTIVITIES

Net (loss) income .......................................................  $  (4,582)        $     31
Adjustments to reconcile net (loss) income to net cash used
   in operating activities
     Depreciation and amortization ......................................        265              489
     Rent expense not currently payable .................................         19               77
     Amortization of intangibles ........................................         91               91
     Deferred income taxes ..............................................         --                3
     Income attributable to minority interests ..........................         --              448
     Changes in operating assets and liabilities:
       Trade accounts receivable ........................................      1,624           (5,392)
       Inventory ........................................................        992           16,559
       Other receivables and prepaid expenses ...........................      1,852            1,457
       Accounts payable .................................................     (2,758)         (14,038)
       Accrued expenses .................................................       (822)            (967)
       Income taxes payable .............................................         51              201
                                                                          ----------         --------
Net cash used in operating activities ...................................     (3,268)          (1,041)

INVESTING ACTIVITIES

Purchase of fixed assets ................................................       (272)            (161)
Other assets ............................................................       (375)              36
Sale of business ........................................................         --           12,500
                                                                          ----------         --------
Net cash (used in) provided by investing activities .....................       (647)          12,375

FINANCING ACTIVITIES

Repayments of short-term borrowings, net ................................       (461)          (8,275)
Credit facility outstanding, net ........................................         --              165
Repayments of long-term debt, net .......................................         --             (206)
                                                                          ----------         --------
Net cash used in financing activities ...................................       (461)          (8,316)

Effect of exchange rate changes on cash .................................        (22)             (32)
                                                                          ----------         --------
Net (decrease) increase in cash .........................................     (4,398)           2,986
Cash at beginning of period .............................................     22,246            5,487
                                                                          ----------         --------
Cash at end of period ................................................... $   17,848         $  8,473
                                                                          ==========         ========

SUPPLEMENTAL DISCLOSURES

Income taxes paid ....................................................... $       --        $     232
Interest paid ...........................................................         68              672


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MAY 3, 1997 (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 3, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997. The balance sheet at February 1, 1997 has been derived from the audited financial statements at that date.

         The Company's fiscal year ends on the Saturday nearest to January 31.

         Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding. For the three months ended May 3, 1997 and May 4, 1996, common stock equivalents are excluded as the effect of their inclusion would be antidilutive.

2.       PURCHASES AND DISPOSITIONS OF COMPANIES

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

         CAT US, Inc. and C.A.T. (Far East) Limited, collectively "CAT," began operations in June 1992. Effective April 30, 1993, CAT became a 60% owned subsidiary of Cygne with AnnTaylor, Inc. (including its affiliates, "Ann Taylor") owning the remaining 40% interest.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                             MAY 3, 1997 (UNAUDITED)


         On September 20, 1996, the Company sold to Ann Taylor Cygne's 60% interest in CAT, Cygne's former sourcing joint venture arrangement with Ann Taylor, and the assets of Cygne's Ann Taylor Woven Division (the "Division") that were used in sourcing merchandise for Ann Taylor (the "Ann Taylor Disposition"). On the closing of the transaction, Cygne received 2,348,145 shares of Ann Taylor common stock, having a value of $36,000,000 (based on the average closing price of the Ann Taylor common stock during the ten trading days prior to closing), and approximately $8,900,000 (after post-closing adjustments) in cash in respect of inventory (less related payables and advances and certain other assumed liabilities), net fixed assets and accounts receivable of the Division. Ann Taylor also assumed certain liabilities of the acquired sourcing operations. As a result of the transaction, the Company realized a pre-tax gain of $29,600,000. Between October 1996 and January 1997, the Company sold all of the shares of Ann Taylor common stock received upon the closing of the transaction at various prices resulting in aggregate net proceeds of approximately $44,300,000. The Company realized a pre-tax gain of $6,100,000 in connection with the sale of the Ann Taylor common stock.

         In connection with the Ann Taylor Disposition, the Company entered into two 3-year consulting agreements with Ann Taylor for the services of Mr. Bernard Manuel, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Irving Benson, the Company's then President and a director, to facilitate the integration of CAT and the Division into Ann Taylor's operations. These agreements, which required an annual fee of $225,000 for the services of each of Messrs. Benson and Manuel, provided for automatic assignment to the consultant if his employment with the Company were terminated for any reason. Mr. Benson's consulting agreement was assigned to him in connection with his resignation as an officer and employee of the Company on November 29, 1996. The Company, Ann Taylor and Mr. Manuel have agreed to the buyout of the consulting agreement with Ann Taylor for the services of Mr. Manuel in consideration of the payment by Ann Taylor to the Company of approximately $477,000. Ann Taylor has notified the Company that it intends to withhold approximately $296,000 of this consideration pending resolution of a disagreement between Ann Taylor and the Company regarding certain indemnification issues related to the Ann Taylor Disposition.

         CAT and the Division accounted for approximately 72% of the Company's net sales for the quarter ended May 4, 1996.

         If the Ann Taylor Disposition had been consummated on February 4, 1996 (and excluding the gain on the Ann Taylor Disposition and on the subsequent sale of the Ann Taylor common stock acquired in connection therewith), the Company would have had pro forma net sales of $23,229,000 for the quarter ended May 4, 1996. Pro forma gross profit for the quarter ended May 4, 1996 would have been $2,729,000. Pro forma loss from operations for the quarter ended May 4, 1996 would have been $2,162,000. Pro forma net loss for the quarter ended May 4, 1996 would have been $1,856,000. The pro forma net loss per share for the quarter ended May 4, 1996 would have been $0.15.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                             MAY 3, 1997 (UNAUDITED)


3.       INVENTORY

         Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

         Inventory consists of the following:

                                               May 3,             February 1,
                                                1997                 1997
                                              -------              -------
                                                      (In thousands)

Raw materials .............................   $ 3,997              $ 4,094
Finished goods ............................       120                  896
Finished goods-in-transit .................        --                  119
                                              -------              -------
                                              $ 4,117              $ 5,109
                                              =======              =======

4.       FINANCING ARRANGEMENTS

         In 1995, Cygne and CAT each entered into a Credit Agreement with The Hongkong and Shanghai Banking Corporation Limited New York Branch ("HS Bank") which modified and consolidated the previous credit arrangements with the HS Bank. Borrowings under these facilities were subject to certain borrowing base limitations. Amounts outstanding under the agreements bore interest at 1.25% above the prime rate through January 31, 1996 and between 1% and 1.75% above the prime rate thereafter. The HS Bank facilities were secured by a first lien on substantially all the assets of the Company.

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

         Since January 31, 1997 the Company has obtained letters of credit from domestic banks secured by a cash deposit from the Company. At February 1, 1997 and May 3, 1997 the Company had restricted cash at a bank of $2,526,000 and $4,291,000, respectively, to secure letters of credits.

         Certain foreign subsidiaries have credit facilities aggregating $4,000,000 at May 3, 1997. Borrowings under these facilities, which are payable on demand, are secured by a lien on certain assets of these subsidiaries. At May 3, 1997, the balance outstanding under these facilities was $1,763,000.

         The Company had existing mortgages relating to a foreign office building which bore interest at LIBOR plus 2%. In January 1997, this building was sold and the mortgages of

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                             MAY 3, 1997 (UNAUDITED)


$842,000 at February 1, 1997 were converted to short term debt which was repaid on April 30, 1997.

5.       LITIGATION

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

         In December 1996, the Company and all defendants other than Ernst & Young LLP withdrew without prejudice their motions to dismiss. In January 1997, the Company and all defendants other than Ernst & Young LLP tentatively settled the class action subject to confirmatory discovery by the plaintiffs and to judicial approval. The aggregate amount of the settlement is $5,750,000. The Company will contribute approximately $2,100,000 to the settlement, which amount was placed in an escrow account in January 1997. The balance of the settlement fund, which has also been placed in escrow, will come from insurance and from other parties to the litigation. The Amended Stipulation and Agreement of Settlement was preliminarily approved by the Court in April 1997, but the settlement remains subject to final approval by the Court. The Court is currently scheduled to consider whether or not it should finally approve the settlement in July 1997. There can be no assurance that the proposed settlement will be finally approved by the Court. In May 1997, the Court granted Ernst & Young LLP's motion to dismiss the amended complaint, and denied the plaintiff's request for leave to file an amended complaint against Ernst & Young LLP. The Company continues to believe that the allegations in the complaint are without merit. An adverse decision in the action could have a material adverse effect on the Company's financial condition and results of operations.

         The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 6 for information regarding tax audits.

6.       INCOME TAX AUDITS

         The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                             MAY 3, 1997 (UNAUDITED)


through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). To date, the IRS has informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16 million (including some penalties but not interest). Part of this proposed deficiency is reflected by a "30 Day Letter" issued to GJM (US) Inc. The audit of GJM (US) Inc. is still in its early stages and its outcome cannot be predicted at this time. Although the Company intends to dispute the proposed adjustment and believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition.

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

              On September 20, 1996, the Company sold its 60% interest in its joint venture arrangement with Ann Taylor and the assets of Cygne's Ann Taylor Woven Division (the "Ann Taylor Disposition"). The Ann Taylor Disposition materially affects the comparability of the Company's quarterly financial data.

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

              Statements in this report concerning the Company's business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, a decline in demand for merchandise offered by the Company or changes and delays in product development plans and schedules, significant regulatory changes, including increases in the rate of import duties or adverse changes in export quotas, dependence on a key customer, risk of operations and suppliers in foreign countries, competition, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended February 1, 1997.

General

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

              The Company completed the Ann Taylor Disposition on September 20, 1996. In the transaction the Company sold to Ann Taylor Cygne's 60% interest in CAT, Cygne's former sourcing joint venture arrangement with Ann Taylor, and the assets of Cygne's Ann Taylor Woven Division that were used in sourcing merchandise for Ann Taylor. On the closing of the transaction, Cygne received 2,348,145 shares of Ann Taylor common stock, having a value of $36 million (based on the average closing price of the Ann Taylor common stock during the ten trading days prior to closing), and approximately $8.9 million (after post-closing adjustments) in cash in respect of inventory (less related payables and advances and certain other assumed liabilities), net fixed assets and accounts receivable of the Ann Taylor Woven Division. As a result of the transaction, the Company realized a pre-tax gain of $29.6 million. Ann Taylor also assumed certain liabilities of the acquired sourcing operations. Between October 1996 and January 1997, the Company sold all of the 2,348,145 shares of Ann Taylor common stock received upon the closing of the transaction at various prices resulting in aggregate net proceeds of approximately $44.3 million. The Company realized a pre-tax gain of approximately $6.1 million as a result of the sale of the shares of Ann Taylor common stock.

         In connection with the closing of the Ann Taylor Disposition, the Company entered into two 3-year consulting agreements with Ann Taylor for the services of Mr. Bernard Manuel, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Irving Benson, the Company's then President and a director, to facilitate the integration of CAT and the Division into Ann Taylor's operations. These agreements, which required an annual fee of $225,000 for the services of each of Messrs. Benson and Manuel, provided for automatic assignment to the consultant if his employment with the Company were terminated for any reason. Mr. Benson's consulting agreement was assigned to him in connection with his resignation as an officer and employee of the Company on November 29, 1996. Mr. Benson, who founded the Company's predecessor in 1975 and continues to serve on the Board of Directors of the Company, has entered into a consulting agreement with the Company pursuant to which he is providing services to Cygne with respect to design, development and merchandising matters and special projects. The Company, Ann Taylor and Mr. Manuel have agreed to the buyout of the consulting agreement with Ann Taylor for the services of Mr. Manuel in consideration of the payment by Ann Taylor to the Company of approximately $477,000. Ann Taylor has notified the Company that it intends to withhold approximately $296,000 of this consideration pending resolution of a disagreement between Ann Taylor and the Company regarding certain indemnification issues related to the Ann Taylor Disposition.

              During 1994, 1995 and 1996, Ann Taylor accounted for 37.5%, 42.9% and 66.7% of Cygne's net sales, respectively, and The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for 36.8%, 34.1% and 24.6% of Cygne's net sales, respectively. The Limited, Inc. beneficially owns through an affiliated partnership 6.9% of the outstanding Cygne common stock.

              During the first quarter of 1997, The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for 71% of Cygne's net sales and the Company had no sales to Ann Taylor. During the first quarter of 1996, The Limited, Inc. and Ann Taylor accounted for 19% and 72%, respectively, of Cygne's net sales.

              If the Ann Taylor Disposition had been consummated on February 4, 1996 (and excluding the gain on the Ann Taylor Disposition and on the subsequent sale of the Ann Taylor common stock acquired in connection therewith), the Company would have had pro forma net sales for the quarter ended May 4, 1996 of $23.2 million. Pro forma gross profit for the quarter ended May 4, 1996 would have been $2.7 million. Pro forma loss from operations for the quarter ended May 4, 1996 would have been $2.2 million. Pro forma net loss for the quarter ended May 4, 1996 would have been $1.9 million. The pro forma net loss per share for the quarter ended May 4, 1996 would have been $0.15.

              Although Cygne has a long established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. Since the consummation of the Ann Taylor Disposition, the Company has not had and does not anticipate that it will have sales to Ann Taylor. The Company has been dependent on its key customers and with the loss of Ann Taylor as a customer, its future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., particularly after the Ann Taylor Disposition, The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed internal design and product development groups as well as added direct sourcing departments. In 1995, sales to certain divisions of The Limited, Inc. decreased significantly and, in 1996 and 1997, sales to certain divisions of The Limited, Inc. with which the Company continues to do business decreased. The Company expects sales to The Limited, Inc. to continue to decrease, particularly with respect to woven products. Sales to those divisions of The Limited, Inc. with which the Company continues to do business were $5.4 million and $12.4 million for the quarters ended May 3, 1997 and May 4, 1996, respectively.

              In June 1997 the Company announced that the license agreements entered into last summer with the Kenzo Group for the manufacture and distribution in the United States, Canada and Mexico of the Kenzo Studio and Kenzo Jeans ready-to-wear apparel lines had been terminated by mutual agreement. In connection with the termination the Kenzo Group agreed to return the $400,000 in pre-paid minimum royalty payments made on the signing of the license agreements and to pay Cygne for certain raw materials related to the manufacture of Kenzo products.

              As previously announced, the Company anticipates that it will have a net loss for 1997. The extent of the net loss will depend, among other things, on the amount of sales and related gross profit from sales to The Limited, Inc. The Company's loss in the second quarter ending August 2, 1997 will also be affected by severance and other costs associated with the termination of the Kenzo licenses. The Company is continuing to review its business operations and expects to continue to incur additional costs in the future associated with the further restructuring or downsizing of its operations.

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

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

              Certain captions of the Condensed Consolidated Statements of Operations for the three months ended May 3, 1997 and May 4, 1996 expressed as a percentage of net sales are as follows:

                                                        Three Months Ended
                                                       ----------------------
                                                       May 3,           May 4,
                                                        1997             1996
                                                       -----            -----
Net sales                                              100.0%           100.0%
                                                       ======           ======

Gross (loss) profit ................................    (8.6)            12.8
Selling, general and administrative
   expenses ........................................    50.8             10.9
Amortization of intangibles ........................     1.2              0.1
                                                       -----            -----
(Loss) income from operations ......................   (60.6)             1.8
Other income .......................................      --              0.4
Interest (income) expense, net .....................    (1.2)             1.1
                                                       ------           -----
(Loss) income before minority interests ............   (59.4)             1.1
Provision for income taxes .........................     0.6              0.6
                                                        ----            -----
Net (loss) income before minority interests ........   (60.0)             0.5
Income attributable to minority interests ..........      --              0.5
                                                       -----            -----
Net (loss) .........................................   (60.0)             0.0



NET SALES

         Net sales for the first quarter of 1997 decreased by 90.9% to $7.7 million from $83.8 million for the comparable period in 1996. The $76.1 million decrease in net sales for the first quarter of 1997 was primarily attributable to a decrease in sales to Ann Taylor of $60.6 million as a result of the Ann Taylor Disposition and to discontinued customers and product lines which generated sales of $9.5 million in the first quarter of 1996. In addition, sales to those divisions of The Limited, Inc. with which the Company continues to do business decreased by $7.0 million, offset in part by increase in sales to other customers. The Company anticipates that sales to The Limited, Inc. will continue to decrease during 1997 as compared to comparable periods in 1996.

GROSS PROFIT

         The first quarter of 1997 had gross loss of $0.6 million as compared to a gross profit of $10.7 in the comparable period of 1996, for a decrease of $11.4 million. The decrease in gross profit was primarily attributable to operations sold in the Ann Taylor Disposition, which had gross profit of $8.0 million in the first quarter of 1996, and lower sales and lower gross margins on the remaining sales than the comparable period of 1996, as well as a $0.5 million markdown on fabric purchased for the KENZO JEANS and KENZO STUDIO brand name products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the first quarter of 1997 were $3.9 million, a decrease of $5.3 million or 58% from the comparable prior period in 1996. The decrease was primarily attributable to the Ann Taylor Disposition ($4.4 million) and reductions in the Company's other overhead ($2.8 million), offset by an increase of $1.9 million in connection with the start-up expenses related to the KENZO JEANS and KENZO STUDIO brand name products.

INTEREST EXPENSE

         Interest income for the first quarter of 1997 was $95,000, compared to interest expense of $935,000 in the comparable prior period. The decrease in interest expense is primarily attributable to the repayment of the Company's short-term debt with the proceeds from the Ann Taylor Disposition and the sale of the Ann Taylor common stock.

PROVISION FOR INCOME TAXES

         The provision for income taxes of $51,000 in the first quarter of 1997 primarily represents provision for minimum state and federal income taxes as compared to the income taxes on a pre-tax profit of $915,000 in the comparable period of 1996. At February 3, 1996, the Company had net operating loss carryforwards of approximately $90 million, which may be used to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

         Since February 1, 1997, the Company has not had a domestic credit facility. Since the expiration of its prior bank credit facility, Cygne has obtained letters of credit issued from domestic banks secured by a cash deposit from the Company. At May 3, 1997 the Company had restricted cash at banks of $4.3 million as collateral for letters of credit.

         Certain foreign subsidiaries have credit facilities aggregating $4.0 million at May 3, 1997. Borrowings under these facilities, which are payable on demand, are secured by a lien on certain assets of these subsidiaries. The Company is currently in negotiation with several foreign banks for a new foreign credit facility. However, there can be no assurance that such a facility can be obtained on favorable credit terms or at all.

         The Company previously had mortgages relating to a foreign office building which bore interest at LIBOR plus 2%. In January 1997, this building was sold and the mortgages of $842,000 at February 1, 1997 were converted to short term debt. The debt was repaid at April 30, 1997.

         Net cash used in operating activities for the first quarter of 1997 was $3.3 million compared to $1.0 million in the comparable prior period of 1996. Net purchases of fixed assets aggregated approximately $0.3 million for the first quarter of 1997 compared to $0.2 million for the comparable prior period in 1996.

         The Company experienced liquidity pressures primarily as a result of the negative cash flow caused by the Company's operating losses. The Company believes that the proceeds from the GJM Disposition and the Ann Taylor Disposition have alleviated on a near term basis the liquidity pressures faced by the Company. However, the Company continues to have losses from operations and no assurances can be given the Company will not experience liquidity pressures again in the future. The Company is continuing to review its business operations and expects to continue to incur additional costs in the future associated with the closing of its Kenzo operations and further restructuring or downsizing of its operations.

PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

                  a.  Exhibits

                          27.  Financial Data Schedule (For SEC use only)

                  b.  Reports on Form 8-K

                          None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CYGNE DESIGNS, INC.

                                (Registrant)

June 16, 1997                   By: /s/ Bernard M. Manuel
                                    ---------------------
                                      Bernard M. Manuel, Chairman of the
                                        Board and Chief Executive Officer

June 16, 1997                   By: /s/ Roy E. Green
                                    ----------------
                                      Roy E. Green, Senior Vice President,
                                        Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


EXHIBIT NO.
-----------

27.  Financial Data Schedule