Form 10-Q
period 1997-08-02
CYGNE DESIGNS INC
filed 1997-09-16
CIK 906782

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

                  For the quarterly period ended August 2, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _____________ to _____________.


                           Commission File No. 0-22102



                               CYGNE DESIGNS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                           04-2843286
  ---------------------------------                       ----------------------
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                       Identification Number)


  1372 BROADWAY, NEW YORK, NEW YORK                               10018
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)


                                 (212) 354-6474
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Common Stock, $.01 par value, 12,438,038 shares as of September 12, 1997.

================================================================================

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                   ----------

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at August 2, 1997
           and February 1, 1997............................................  3

        Condensed Consolidated Statements of Operations for the three and six months ended August 2, 1997 and August 3, 1996 .............  4

        Condensed Consolidated Statement of Stockholders' Equity for the
           six months ended August 2, 1997 ................................  5

        Condensed Consolidated Statements of Cash Flows for the
           six months ended August 2, 1997 and August 3, 1996 .............  6

        Notes to Condensed Consolidated Financial Statements ..............  7

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................ 13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 18

Item 4. Submission of Matters to a Vote of Security Holders................ 19

Item 5. Other Information.................................................. 19

Item 6. Exhibits and Reports on Form 8-K................................... 19

PART I. FINANCIAL INFORMATION


                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                        August 2,    February 1,
                                                          1997          1997
                                                        ---------     ---------
                                                             (In thousands,
                                                          except share amounts)
ASSETS
Current assets:
  Cash .............................................    $   7,328     $  19,720
  Restricted cash ..................................        3,412         2,526
  Trade accounts receivable, net ...................        7,788         7,239
  Inventory ........................................        7,268         5,109
  Other receivables and prepaid expenses ...........        3,019         3,795
                                                        ---------     ---------
Total current assets ...............................       28,815        38,389
Fixed assets, net ..................................        5,891         6,041
Other assets .......................................          807           286
Goodwill, net ......................................        2,244         2,426
                                                        ---------     ---------
Total assets .......................................    $  37,757     $  47,142
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings ............................    $   2,242     $   1,382
  Accounts payable .................................        3,641         4,382
  Accrued expenses .................................        5,505         6,816
  Income taxes payable .............................        6,008         5,984
  Current portion of long-term debt ................         --             842
                                                        ---------     ---------
Total current liabilities ..........................       17,396        19,406
Deferred rent credits ..............................          815           777
                                                        ---------     ---------
Total liabilities ..................................       18,211        20,183

Stockholders' equity:
  Preferred stock, $0.01 par value; 4,000,000
    shares authorized:  none issued and
    outstanding ....................................         --            --
  Common stock, $0.01 par value; 75,000,000
    shares authorized; 12,438,038 shares issued
    and outstanding ................................          124           124
  Paid-in capital ..................................      120,918       120,918
  Accumulated deficit ..............................     (101,470)      (94,083)
  Foreign currency translation adjustment ..........          (26)         --
                                                        ---------     ---------
Total stockholders' equity .........................       19,546        26,959
                                                        ---------     ---------
Total liabilities and stockholders' equity .........    $  37,757     $  47,142
                                                        =========     =========

See accompanying notes.

                                           CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                   Three Months Ended                Six Months Ended
                                                                -------------------------       --------------------------
                                                                August 2,       August 3,       August 2,        August 3,
                                                                  1997            1996            1997             1996
                                                                ---------       ---------       ---------        ---------
                                                                          (In thousands, except per share amounts)

Net sales ..................................................     $11,003         $75,886         $18,640         $159,642
Cost of goods sold .........................................      10,907          66,212          19,203          139,256
                                                                 -------         -------         -------         --------
Gross profit (loss) ........................................          96           9,674            (563)          20,386
Selling, general and administrative
   expenses ................................................       2,813           8,178           6,689           17,337
Amortization of goodwill ...................................          91              91             182              182
                                                                 -------         -------         -------         --------
(Loss) income from operations ..............................      (2,808)          1,405          (7,434)           2,867
Other income ...............................................        --               166            --                554
Interest (income) expense, net .............................         (54)            995            (149)           1,930
                                                                 -------         -------         -------         --------
(Loss) income before income taxes and
   minority interests ......................................      (2,754)            576          (7,285)           1,491
Provision for income taxes .................................          51             381             102              817
                                                                 -------         -------         -------         --------
(Loss) income before minority interests ....................      (2,805)            195          (7,387)             674
Income attributable to minority interests ..................        --               283            --                731
                                                                 -------         -------         -------         --------
Net (loss) .................................................     $(2,805)        $   (88)        $(7,387)        $    (57)
                                                                 =======         =======         =======         ========
Net (loss) per share .......................................     $ (0.23)        $ (0.01)        $ (0.59)        $  (0.00)
                                                                 =======         =======         =======         ========

Weighted average number of common and
   common equivalent shares outstanding ....................      12,438          12,438          12,438           12,438
                                                                 =======         =======         =======         ========


See accompanying notes.

                                          CYGNE DESIGNS, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)


                                               Common Stock                     Foreign
                                           --------------------                 Currency
                                             Number                 Paid-in    Translation   Accumulated
                                           of Shares     Amount     Capital     Adjustment     Deficit          Total
                                           ---------     ------     --------   -----------   -----------      --------
                                                                       (In thousands)

Balance at February 1, 1997 ...........      12,438      $ 124      $120,918      $--         $ (94,083)      $ 26,959
Foreign currency translation
  adjustment ..........................        --         --            --          (26)           --              (26)
Net (loss) for the six months
  ended August 2, 1997 ................        --         --            --         --            (7,387)        (7,387)
                                             ------      -----      --------      -----       ---------       --------
Balance at August 2, 1997 .............      12,438      $ 124      $120,918      $ (26)      $(101,470)      $(19,546)
                                             ======      =====      ========      =====       =========       ========


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                             Six Months Ended
                                                           ---------------------
                                                           August 2,   August 3,
                                                             1997        1996
                                                           --------    --------
                                                              (In thousands)
OPERATING ACTIVITIES
Net (loss) .............................................   $ (7,387)   $    (57)
Adjustments to reconcile net (loss) to net cash
   (used in) provided by operating activities
     Depreciation and amortization .....................        535       1,004
     Rent expense not currently payable ................         38         127
     Amortization of goodwill  .........................        182         182
     Deferred income taxes .............................       --            (3)
     Income attributable to minority interests .........       --           731
     Interest on credit facility outstanding ...........       --           419
     Changes in operating assets and liabilities:
       Trade accounts receivable .......................       (549)      2,528
       Inventory .......................................     (2,159)      8,080
       Other receivables and prepaid expenses ..........        776       3,372
       Accounts payable ................................       (741)    (11,033)
       Accrued expenses ................................     (1,311)     (2,047)
       Income taxes payable ............................         24         582
                                                           --------    --------
Net cash (used in) provided by operating activities ....    (10,592)      3,885

INVESTING ACTIVITIES
Purchase of fixed assets ...............................       (385)       (610)
Other assets ...........................................       (521)        (57)
Sale of business .......................................       --        12,500
                                                           --------    --------
Net cash (used in) provided by investing activities ....       (906)     11,833

FINANCING ACTIVITIES
Short-term borrowings, net .............................        860     (17,909)
Repayments of long-term debt, net ......................       (842)       (518)
                                                           --------    --------
Net cash provided by (used in) financing activities ....         18     (18,427)

Effect of exchange rate changes on cash ................        (26)         37
                                                           --------    --------
Net (decrease) in cash .................................    (11,506)     (2,672)
Cash at beginning of period ............................     22,246       5,487
                                                           --------    --------
Cash at end of period ..................................   $ 10,740    $  2,815
                                                           ========    ========

SUPPLEMENTAL DISCLOSURES
Income taxes paid ......................................   $     78    $    596

Interest paid ..........................................       --         2,125


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           August 2, 1997 (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997. The balance sheet at February 1, 1997 has been derived from the audited financial statements at that date.

     The Company's fiscal year ends on the Saturday nearest to January 31.

     Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding. For the three and six months ended August 2, 1997 and August 3, 1996, common stock equivalents are excluded as the effect of their inclusion would be antidilutive.

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is not effective until the first quarter of the Company's fiscal 1998. This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The results would not materially differ from earnings per share as presented.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This new standard will require that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This new standard will be effective in the Company's 1998 fiscal year. The Company has not determined the effects, if any, that SFAS No. 130 will have on its consolidated financial statements.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                           August 2, 1997 (Unaudited)


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

     CAT US, Inc. and C.A.T. (Far East) Limited, collectively "CAT," began operations in June 1992. Effective April 30, 1993, CAT became a 60% owned subsidiary of Cygne with Ann Taylor, Inc. (including its affiliates, "Ann Taylor") owning the remaining 40% interest.

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

     In connection with the Ann Taylor Disposition, the Company entered into two 3-year consulting agreements with Ann Taylor for the services of Mr. Bernard Manuel, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Irving Benson, the Company's then President and a director, to facilitate the integration of CAT and the Division into Ann Taylor's operations. These agreements, which required an annual fee of $225,000 for the services of each of Messrs. Benson and Manuel, provided for automatic assignment to the consultant if his employment with the Company were terminated for any reason. Mr. Benson's consulting agreement was assigned to him in connection with his resignation as an officer and employee of the Company on November 29, 1996. Mr. Benson resigned as a director of the Company on September 4, 1997. The Company, Ann Taylor and Mr. Manuel agreed to the buyout of the consulting agreement with Ann Taylor for the services of Mr. Manuel in consideration of the payment by Ann Taylor to the Company of approximately $477,000. Ann

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                           August 2, 1997 (Unaudited)


Taylor is withholding approximately $296,000 of this consideration pending resolution of a disagreement between Ann Taylor and the Company regarding certain indemnification issues related to the Ann Taylor Disposition.

     CAT and the Division collectively accounted for approximately 75% and 73% of the Company's net sales for the three and six months ended August 3, 1996, respectively.

     If the Ann Taylor Disposition had been consummated on February 4, 1996 (and excluding the gain on the Ann Taylor Disposition and on the subsequent sale of the Ann Taylor common stock acquired in connection therewith), the Company would have had pro forma net sales of $19.3 million and $42.6 million for the three and six months ended August 3, 1996, respectively. Pro forma gross profit would have been $2.0 million and $4.7 million for the three and six months ended August 3, 1996, respectively. Pro forma loss from operations would have been $1.7 million and $3.9 million for the three and six months ended August 3, 1996, respectively. Pro forma net loss would have been $1.8 million and $3.7 million for the three and six months ended August 3, 1996, respectively. The pro forma net loss per share would have been $0.15 and $0.29 for the three and six months ended August 3, 1996, respectively.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                           August 2, 1997 (Unaudited)


3. INVENTORY

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

     Inventory consists of the following:

                                                   August 2,     February 1,
                                                     1997           1997
                                                   --------      ----------
                                                       (In thousands)

Raw materials ................................      $4,992         $4,094
Finished goods ...............................       1,493            896
Finished goods-in-transit ....................         783            119
                                                    ------         ------
                                                    $7,268         $5,109
                                                    ======         ======

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

     Since January 31, 1997 the Company has obtained letters of credit from domestic banks secured by a cash deposit from the Company. At February 1, 1997 and August 2, 1997 the Company had restricted cash at a bank of $2,526,000 and $3,412,000, respectively, to secure letters of credit.

     In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations: borrowings against trade accounts receivable not to exceed $3,000,000; letters of credit not to exceed $3,000,000; overdraft facility not to exceed $500,000; borrowings against refundable Israeli VAT taxes not to exceed $450,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.5% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.25% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing, and are secured by a lien on substantially all of the assets of the Israeli subsidiary. There can be no assurance that the bank will continue to make this facility available. At August 2, 1997, outstanding loans under

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                           August 2, 1997 (Unaudited)


this facility were $2,242,000 and letters of credit aggregating $1,206,000 had been issued.

     The Company had existing mortgages relating to a foreign office building which bore interest at LIBOR plus 2%. In January 1997, this building was sold and the mortgages of $842,000 at February 1, 1997 were converted to short term debt which was repaid on April 30, 1997.

5. LITIGATION

     On December 11, 1995, a shareholder class action complaint was filed against the Company, certain of the Company's officers and directors, Ernst & Young LLP, the underwriters of the Company's June 1994 secondary public offering of stock and certain financial analysts who followed the Company, in the United States District Court, Southern District of New York. The action was purportedly filed on behalf of a class of purchasers of the Company's stock during the period September 28, 1993 through April 28, 1995. The complaint sought unspecified money damages and alleged that the Company and the other defendants violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the putative class period.

     In January 1997, the Company and all defendants other than Ernst & Young LLP tentatively settled the class action subject to judicial approval. On July 30, 1997 the Court finally approved the settlement, which provides for an aggregate settlement amount of $5,750,000. The Company contributed approximately $2,100,000 to the settlement, which amount was placed in an escrow account in January 1997. The balance of the settlement fund came from insurance and from other parties to the litigation. In May 1997, the Court granted Ernst & Young LLP's motion to dismiss the amended complaint, and denied the plaintiff's request for leave to file an amended complaint against Ernst & Young LLP.

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

     The Company is subject to other ongoing tax audits in several jurisdictions. Although

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                           August 2, 1997 (Unaudited)


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

     In connection with the closing of the Ann Taylor Disposition, the Company entered into two 3-year consulting agreements with Ann Taylor for the services of Mr. Bernard Manuel, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Irving Benson, the Company's then President and a director, to facilitate the integration of CAT and the Division into Ann Taylor's operations. These agreements, which required an annual fee of $225,000 for the services of each of Messrs. Benson and Manuel, provided for automatic assignment to the consultant if his employment with the Company were terminated for any reason. Mr. Benson's consulting agreement was assigned to him in connection with his resignation as an officer and employee of the Company on November 29, 1996. Mr. Benson, who founded the Company's predecessor in 1975 and continued to serve on the Board of Directors of the Company, entered into a consulting agreement with the Company in November 1996 pursuant to which he provided services to Cygne with respect to design, development and merchandising matters and special projects. The consulting agreement between Mr. Benson and the Company was terminated in September 1997 and Mr. Benson resigned as a director of the Company on September 4, 1997. The Company, Ann Taylor and Mr. Manuel agreed to the buyout of the consulting agreement with Ann Taylor for the services of Mr. Manuel in consideration of the payment by Ann Taylor to the Company of approximately $477,000. Ann Taylor is withholding approximately $296,000 of this consideration pending resolution of a disagreement between Ann Taylor and the Company regarding certain indemnification issues related to the Ann Taylor Disposition.

     During 1994, 1995 and 1996, Ann Taylor accounted for 37.5%, 42.9% and 66.7% of Cygne's net sales, respectively, and The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for 36.8%, 34.1% and 24.6% of Cygne's net sales, respectively. The Limited, Inc. beneficially owns through an affiliated partnership 6.9% of the outstanding Cygne common stock.

     During the three months and six months ended August 2, 1997, The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for 59% and 64% of Cygne's net sales and the Company had no sales to Ann Taylor. During the three months and six months ended August 3, 1996, The Limited, Inc. accounted for 17% and 18%, respectively, of

Cygne's net sales and Ann Taylor accounted for 75% and 73%, respectively, of Cygne's net sales.

     If the Ann Taylor Disposition had been consummated on February 4, 1996 (and excluding the gain on the Ann Taylor Disposition and on the subsequent sale of the Ann Taylor common stock acquired in connection therewith), the Company would have had pro forma net sales of $19.3 million and $42.6 million for the second quarter and six months ended August 3, 1996, respectively. Pro forma gross profit would have been $2.0 million and $4.7 million for the second quarter and six months ended August 3, 1996, respectively. Pro forma loss from operations would have been $1.7 million and $3.9 million for the second quarter and six months ended August 3, 1996. Pro forma net loss would have been $1.8 million and $3.7 million for the second quarter and six months ended August 3, 1996, respectively. The pro forma net loss per share would have been $0.15 and $0.29 for the second quarter and six months ended August 3, 1996, respectively.

     Although Cygne has a long established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. Since the consummation of the Ann Taylor Disposition, the Company has not had and does not anticipate that it will have sales to Ann Taylor. The Company has been dependent on its key customers and with the loss of Ann Taylor as a customer, its future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., particularly after the Ann Taylor Disposition, The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed internal design and product development groups as well as added direct sourcing departments. In 1995, sales to certain divisions of The Limited, Inc. decreased significantly and, in 1996 and 1997, sales to certain divisions of The Limited, Inc. with which the Company continues to do business decreased. The Company expects sales to The Limited, Inc. to continue to decrease, particularly with respect to woven products. Sales to those divisions of The Limited, Inc. with which the Company continues to do business were $11.9 million and $23.2 million for the six months ended August 2, 1997 and August 3, 1996, respectively.

     In June 1997 the Company announced that the license agreements entered into during the summer of 1996 with the Kenzo Group for the manufacture and distribution in the United States, Canada and Mexico of the Kenzo Studio and Kenzo Jeans ready-to-wear apparel lines had been terminated by mutual agreement. In connection with the termination the Kenzo Group returned the $400,000 in pre-paid minimum royalty payments made on the signing of the license agreements and agreed to pay Cygne for certain raw materials related to the manufacture of Kenzo products.

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


RESULTS OF OPERATIONS

FINANCIAL SUMMARY

     Certain captions of the Condensed Consolidated Statements of Operations for the three and six months ended August 2, 1997 and August 3, 1996 expressed as a percentage of net sales are as follows:

                                                    Three Months Ended         Six Months Ended
                                                  ----------------------    ----------------------
                                                  August 2,    August 3,    August 2,    August 3,
                                                    1997         1996         1997         1996
                                                  ---------    ---------    ---------    --------
Net sales .....................................     100.0%       100.0%       100.0%       100.0%
                                                    =====        =====        =====        =====

Gross profit (loss) ...........................       0.9         12.7         (3.0)        12.8
Selling, general and administrative
   expenses ...................................      25.6         10.7         35.9         10.9
Amortization of intangibles ...................       0.8          0.1          1.0          0.1
                                                    -----        -----        -----        -----
(Loss) income from operations .................     (25.5)         1.9        (39.9)         1.8
Other income ..................................       --           0.2          --           0.3
Interest (income) expense, net ................      (0.5)         1.3         (0.8)         1.1
                                                    -----        -----        -----        -----
(Loss) income before minority interests .......     (25.0)         0.8        (39.1)         1.0
Provision for income taxes ....................       0.5          0.5          0.5          0.5
                                                    -----        -----        -----        -----
Net (loss) income before minority interests ...     (25.5)         0.3        (39.6)         0.5

Income attributable to minority interests .....       --           0.4          --           0.5
                                                    -----        -----        -----        -----
Net (loss) ....................................     (25.5)        (0.1)       (39.6)        (0.0)
                                                    =====        =====        =====        =====


NET SALES

     Net sales for the second quarter of 1997 were $11.0 million, a decrease of $64.9 million or 85.5% from $75.9 million in the comparable period in 1996. Net sales for the first six months of 1997 were $18.6 million, a decrease of $141.0 million or 88.3% from $159.6 million in the comparable period in 1996. The decreases in net sales for the second quarter and the first six months of 1997 were primarily attributable to decreases in sales to Ann Taylor of $56.7 million and $117.1 million, respectively, as a result of the Ann Taylor Disposition and to discontinued customers and product lines which generated sales of $6.4 million and $15.9 million, respectively, in the second quarter and first six months of 1996, offset in part by increases in sales to other customers. In addition, sales to those divisions of The Limited, Inc. with which the Company continues to do business decreased by $4.2 million and $11.2 million, respectively, in the second quarter and first six months of 1997. The Company anticipates that sales to The Limited, Inc. will continue to decrease during 1997 as compared to comparable periods in 1996.

GROSS PROFIT

     Gross profit for the second quarter of 1997 was $0.1 million, a decrease of $9.6 million or 99.0% from $9.7 million in the comparable period in 1996. Gross loss for the first six months of 1997 was $0.6 million, a decrease of $20.9 million or 102.8% from $20.4 million in the comparable period in 1996. The decreases in gross profit for the second quarter and first six months of 1997 were primarily attributable to operations sold in the Ann Taylor Disposition, which had gross profit of $7.7 million and $15.7 million in the second quarter and first six months of 1996, respectively, lower sales and lower gross margins on the remaining sales than in the comparable periods in 1996, and, for the first six months of 1997, a $500,000 markdown on fabric purchased for the Kenzo Jeans and Kenzo Studio brand name products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the second quarter of 1997 were $2.8 million, a decrease of $5.4 million or 65.6% from the $8.2 million in the comparable period in 1996. Selling, general and administrative expenses for the first six months of 1997 were $6.7 million, a decrease of $10.6 million or 61.4% from $17.3 million in the comparable period in 1996. The decreases for the second quarter and first six months of 1997 were primarily attributable to decreases in expenses of $4.6 million and $9.0 million, respectively, as a result of the Ann Taylor Disposition, decreases in all other expenses of $2.5 million and $5.2 million, respectively, as a result of downsizing the Company, offset in part by expenses in the second quarter and first six months of 1997 of $1.0 million and $2.9 million, respectively, related to the Kenzo Jeans and Kenzo Studio brand name products and their discontinuance (including severance costs) and, in the second quarter of 1997, additional severance costs of $740,000.

INTEREST EXPENSE

     Interest income for the second quarter of 1997 was $54,000, compared to interest expense of $1.0 million in the comparable period in 1996. Interest income for the first six months of 1997 was $149,000, compared to interest expense of $1.9 million in the comparable period in 1996. The decrease in interest expense for the second quarter and the first six months of 1997 was primarily attributable to the repayment of the Company's debt with the proceeds from the Ann Taylor Disposition and the sale of the Ann Taylor common stock received in connection therewith.

PROVISION FOR INCOME TAXES

     The provision for income taxes in the second quarter and first six months of 1997 primarily represents provision for minimum state and federal income taxes. At February 1, 1997, the Company had net operating loss carryforwards of approximately $90 million, which may be used to offset future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

     Since February 1, 1997, the Company has not had a domestic credit facility. Since the expiration of its prior bank domestic credit facility, Cygne has obtained letters of credit issued from domestic banks secured by a cash deposit from the Company. At August 2, 1997 the Company had restricted cash at banks of $3.4 million as collateral for letters of credit.

     In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations: borrowings against trade accounts receivable not to exceed $3,000,000; letters of credit not to exceed $3,000,000; overdraft facility not to exceed $500,000; borrowings against refundable Israeli VAT taxes not to exceed $450,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.5% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.25% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing, and are secured by a lien on substantially all of the assets of the Israeli subsidiary. There can be no assurance that the bank will continue to make this facility available. At August 2, 1997, outstanding loans under this facility were $2,242,000 and letters of credit aggregating $1,206,000 had been issued.

     The Company had existing mortgages relating to a foreign office building which bore interest at LIBOR plus 2%. In January 1997, this building was sold and the mortgages of $842,000 at February 1, 1997 were converted to short term debt which was repaid on April 30, 1997.

     Net cash used in operating activities for the first six months of 1997 was $10.6 million compared to net cash provided by operations of $3.9 million in the comparable prior period of 1996.

     The Company experienced liquidity pressures primarily as a result of the negative cash flow caused by the Company's operating losses. The Company believes that the proceeds from the GJM Disposition and the Ann Taylor Disposition have alleviated on a near term basis the liquidity pressures faced by the Company. However, the Company continues to have losses from operations and no assurances can be given the Company will not experience liquidity pressures again in the future. The Company is continuing to review its business operations and expects to continue to incur additional costs in the future associated with the restructuring or downsizing of its operations.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On December 11, 1995, a shareholder class action complaint was filed against the Company, certain of the Company's officers and directors, Ernst & Young LLP, the underwriters of the Company's June 1994 secondary public offering of stock and certain financial analysts who followed the Company, in the United States District Court, Southern District of New York. The action was purportedly filed on behalf of a class of purchasers of the Company's stock during the period September 28, 1993 through April 28, 1995. The complaint sought unspecified money damages and alleged that the Company and the other defendants violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the putative class period.

     In January 1997, the Company and all defendants other than Ernst & Young LLP tentatively settled the class action subject to judicial approval. On July 30, 1997 the Court finally approved the settlement, which provides for an aggregate settlement amount of $5,750,000. The Company contributed approximately $2,100,000 to the settlement, which amount was placed in an escrow account in January 1997. The balance of the settlement fund came from insurance and from other parties to the litigation. In May 1997, the Court granted Ernst & Young LLP's motion to dismiss the amended complaint, and denied the plaintiff's request for leave to file an amended complaint against Ernst & Young LLP.

     The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 6 of Notes to Condensed Consolidated Financial Statements for information regarding tax audits.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     a. The Annual Meeting of Stockholders of Cygne Designs, Inc. was held on June 20, 1997.

     c. The following persons, comprising the entire board of directors, were elected at the Annual Meeting pursuant to the following vote tabulation:


    Name                                        Votes For        Votes Withheld
    ----                                        ---------        --------------
Irving Benson .............................     10,224,686           224,623
James G. Groninger ........................     10,248,119           201,190
Stuart B. Katz ............................     10,247,819           201,490
Bernard M. Manuel .........................     10,247,819           201,490


ITEM 5.  OTHER INFORMATION

     Effective September 6, 1997, the Company terminated the consulting agreement entered into in November 1996 with Mr. Irving Benson, who founded the Company's predecessor in 1975. As a result of the termination and in accordance with the terms of the consulting agreement, Mr. Benson is entitled to severance in the aggregate amount of $210,000 payable in 12 monthly installments. Mr. Benson resigned as a director of the Company on September 4, 1997.

     Effective June 20, 1997, the Company terminated the employment of Mr. Trevor Wright, the Executive Vice President - Design of the Company and a former director of the Company. As a result of the termination of his employment agreement, Mr. Wright received a lump sum severance payment of $430,000.


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



                                       CYGNE DESIGNS, INC.
                                       (Registrant)


September 15, 1997                     By: /s/ BERNARD M. MANUEL
                                           ----------------------------------
                                           Bernard M. Manuel,
                                           Chairman of the Board and
                                           Chief Executive Officer


September 15, 1997                     By: /s/ ROY E. GREEN
                                           ----------------------------------
                                           Roy E. Green,
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer