Form 10-Q
period 1997-11-01
CYGNE DESIGNS INC
filed 1997-12-16
CIK 906782

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

                 For the quarterly period ended November 1, 1997

                                       or

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

Common Stock, $.01 par value, 12,438,038 shares as of December 12, 1997.

================================================================================

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                   ----------

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at November 1, 1997
           and February 1, 1997............................................  3

        Condensed Consolidated Statements of Operations for the three and nine months ended November 1, 1997 and November 2, 1996 ........  4

        Condensed Consolidated Statement of Stockholders' Equity for the
           nine months ended November 1, 1997 .............................  5

        Condensed Consolidated Statements of Cash Flows for the
           nine months ended November 1, 1997 and November 2, 1996 ........  6

        Notes to Condensed Consolidated Financial Statements ..............  7

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................ 11


PART II. OTHER INFORMATION

Item 5. Other Information.................................................. 18

Item 6. Exhibits and Reports on Form 8-K................................... 18

PART I. FINANCIAL INFORMATION

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                  November 1,             February 1,
                                                                      1997                  1997
                                                                 ------------             -----------
                                                                            (In thousands,
                                                                        except share amounts)
ASSETS
Current assets:
    Cash (includes restricted cash of $1,823 and
         $2,526)............................................     $      9,650             $    22,246
    Trade accounts receivable, net..........................           10,957                   7,239
    Inventory ..............................................            4,216                   5,109
    Other receivables and prepaid expenses .................            2,016                   3,795
                                                                 ------------             -----------
Total current assets .......................................           26,839                  38,389
Fixed assets, net...........................................            4,039                   6,041
Other assets ...............................................              786                     286
Goodwill, net...............................................            2,153                   2,426
                                                                 ------------             -----------
Total assets ...............................................     $     33,817             $    47,142
                                                                 ============             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................     $      1,628             $     1,382
  Accounts payable..........................................            3,824                   4,382
  Accrued expenses..........................................            7,172                   6,816
  Income taxes payable......................................            6,025                   5,984
  Current portion of long-term debt.........................               --                     842
                                                                 ------------             -----------
Total current liabilities...................................           18,649                  19,406
Deferred rent credits.......................................             --                       777
                                                                 ------------             -----------
Total liabilities...........................................           18,649                  20,183
Stockholders' equity:
  Preferred stock, $0.01 par value; 4,000,000
    shares authorized: none issued and
    outstanding.............................................               --                      --
  Common stock, $0.01 par value; 75,000,000
    shares authorized; 12,438,038 shares issued
    and outstanding ........................................              124                     124
  Paid-in capital...........................................          120,918                 120,918
  Accumulated deficit ......................................         (105,759)                (94,083)
  Foreign currency translation adjustment...................             (115)                     --
                                                                 ------------             -----------
Total stockholders' equity..................................           15,168                  26,959
                                                                 ------------             -----------
Total liabilities and stockholders' equity..................     $     33,817             $    47,142
                                                                 ============             ===========


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Three Months Ended                  Nine Months Ended
                                                           ------------------------------        -----------------------------
                                                            November 1,       November 2,        November 1,      November 2,
                                                               1997              1996                1997             1996
                                                           ------------      ------------        -----------     -------------
                                                                      (In thousands, except per share amounts)

Net sales ..............................................     $  15,729          $  80,709          $  34,369          $ 240,351
Cost of goods sold .....................................        14,026             72,013             33,229            211,269
                                                             ---------          ---------          ---------          ---------
Gross profit ...........................................         1,703              8,696              1,140             29,082
Selling, general and administrative expenses ...........         2,296              6,566              8,985             23,903
Provision for lease termination expense ................         3,566               --                3,566               --
Gain from sale of Ann Taylor Woven Division and
   CAT .................................................          --              (29,588)              --              (29,588)
Reorganization expense .................................          --                4,813               --                4,813
Amortization of goodwill ...............................            91                 91                273                273
                                                             ---------          ---------          ---------          ---------
(Loss) income from operations ..........................        (4,250)            26,814            (11,684)            29,681
Other income ...........................................          --                  739               --                1,293
Interest (income) expense, net .........................           (12)             1,045               (161)             2,975
                                                             ---------          ---------          ---------          ---------
(Loss) income before income taxes and
   minority interests ..................................        (4,238)            26,508            (11,523)            27,999
Provision for income taxes .............................            51              6,307                153              7,124
                                                             ---------          ---------          ---------          ---------
(Loss) income before minority interests ................        (4,289)            20,201            (11,676)            20,875
Income attributable to minority interests ..............          --                  230               --                  961
                                                             ---------          ---------          ---------          ---------
Net (loss) income ......................................     $  (4,289)         $  19,971          $ (11,676)         $  19,914
                                                             =========          =========          =========          =========
Net (loss) income per share ............................     $   (0.34)         $    1.61          $   (0.94)         $    1.60
                                                             =========          =========          =========          =========
Weighted average number of common and
   common equivalent shares outstanding ................        12,438             12,442             12,438             12,439
                                                             =========          =========          =========          =========


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                              Common Stock                              Foreign
                                          -------------------                           Currency
                                           Number                    Paid-in           Translation       Accumulated
                                         of Shares     Amount        Capital           Adjustment          Deficit           Total
                                         ---------     ------        --------          ----------        -----------      ---------
                                                                                (In thousands)
Balance at February 1, 1997.......        12,438       $ 124        $ 120,918            $  --            $  (94,083)      $ 26,959

Foreign currency translation
  adjustment......................            --          --               --             (115)                  --            (115)

Net (loss) for the nine months
  ended November 1, 1997..........            --          --               --               --               (11,676)       (11,676)
                                          ------       -----        ---------            -----            ----------       --------

Balance at November 1, 1997.......        12,438       $ 124        $ 120,918            $(115)           $ (105,759)      $ 15,168
                                          ======       =====        =========            =====            ==========       ========


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Nine Months Ended
                                                                          -----------------------------------
                                                                           November 1,           November 2,
                                                                              1997                  1996
                                                                          -------------         ------------
                                                                                  (In thousands)
OPERATING ACTIVITIES
Net (loss) income ..............................................           $(11,676)             $ 19,914
Adjustments to reconcile net (loss) income to net cash (used in)
 provided by operating activities
      Depreciation and amortization ............................                819                 1,436
      Write-off of fixed assets ................................              1,857                 1,231
      Gain from sale of Ann Taylor Woven Division
           and CAT .............................................               --                 (29,588)
      Gain on sale of Ann Taylor Common Stock ..................               --                    (739)
      Provision for lease termination expense ..................              1,709                  --
      Rent expense not currently payable .......................                 57                   173
      Amortization of goodwill .................................                273                   273
      Income attributable to minority interests ................               --                     961
      Deferred income taxes ....................................               --                   5,868
      Interest on credit facility outstanding ..................               --                     597
      Changes in operating assets and liabilities:
         Trade accounts receivable .............................             (3,718)                 (688)
         Inventory .............................................                893                15,274
         Other receivables and prepaid expenses ................              1,779                 5,078
         Accounts payable ......................................               (558)              (14,658)
         Accrued expenses ......................................             (2,187)               (1,062)
         Income taxes payable ..................................                 41                 2,126
                                                                           --------              --------
Net cash (used in) provided by operating activities ............            (10,711)                6,196

INVESTING ACTIVITIES
Purchase of fixed assets .......................................               (674)                 (849)
Other assets ...................................................               (500)                  (47)
Cash proceeds from sale of Ann Taylor Woven Division
 and CAT .......................................................               --                   3,162
Cash proceeds from sale of Ann Taylor common stock .............               --                   3,982
Sale of business ...............................................               --                  12,500
                                                                           --------              --------
Net cash (used in) provided by investing activities ............             (1,174)               18,748

FINANCING ACTIVITIES
Short-term borrowings, net .....................................                246               (26,741)
Repayments of long-term debt, net ..............................               (842)                 (476)
                                                                           --------              --------
Net cash (used in) financing activities ........................               (596)              (27,217)

Effect of exchange rate changes on cash ........................               (115)                  220
                                                                           --------              --------
Net (decrease) in cash .........................................            (12,596)               (2,053)
Cash at beginning of period ....................................             22,246                 5,487
                                                                           --------              --------
Cash at end of period ..........................................           $  9,650              $  3,434
                                                                           ========              ========
SUPPLEMENTAL DISCLOSURES
Income taxes paid ..............................................           $    112              $    326
Interest paid ..................................................               --                   2,394


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 1, 1997 (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 1, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997. The balance sheet at February 1, 1997 has been derived from the audited financial statements at that date.

         The Company's fiscal year ends on the Saturday nearest to January 31.

         Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding. For the three and nine months ended November 1, 1997 and November 2, 1996, common stock equivalents are excluded as the effect of their inclusion would be antidilutive.

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

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This new standard will be effective in the Company's 1998 fiscal year. The Company has not determined the effects, if any, that SFAS No. 130 will have on its consolidated financial statements.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                          NOVEMBER 1, 1997 (UNAUDITED)


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

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                          NOVEMBER 1, 1997 (UNAUDITED)

         CAT and the Division collectively accounted for approximately 65% and 71% of the Company's net sales for the three and nine months ended November 2, 1996, respectively.

         If the Ann Taylor Disposition had been consummated on February 4, 1996 (and excluding the gain on the Ann Taylor Disposition and on the subsequent sale of the Ann Taylor common stock acquired in connection therewith), the Company would have had pro forma net sales of $28.2 million and $70.8 million for the three and nine months ended November 2, 1996, respectively. Pro forma gross profit would have been $2.7 million and $7.4 million for the three and nine months ended November 2, 1996, respectively. Pro forma loss from operations would have been $7.0 million and $10.8 million for the three and nine months ended November 2, 1996, respectively. Pro forma net loss would have been $7.2 million and $10.9 million for the three and nine months ended November 2, 1996, respectively. The pro forma net loss per share would have been $0.58 and $0.87 for the three and nine months ended November 2, 1996, respectively.

3. INVENTORY

         Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

         Inventory consists of the following:

                                              November 1,      February 1,
                                                 1997             1997
                                              -----------       --------
                                                    (In thousands)

         Raw materials                        $     3,375       $  4,094
         Finished goods                               841            896
         Finished goods-in-transit                    --             119
                                              -----------       --------
                                              $     4,216       $  5,109
                                              ===========       ========


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

         Since January 31, 1997 the Company has obtained letters of credit from domestic banks secured by a cash deposit from the Company. At February 1, 1997 and November 1, 1997 the

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                          NOVEMBER 1, 1997 (UNAUDITED)

Company had restricted cash at a bank of $2,526,000 and $1,823,000 respectively, to secure letters of credit.

         In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations: borrowings against trade accounts receivable not to exceed $3,000,000; letters of credit not to exceed $3,000,000; overdraft facility not to exceed $500,000; borrowings against refundable Israeli VAT taxes not to exceed $450,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.5% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.25% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing, and are secured by a lien on substantially all of the assets of the Israeli subsidiary. There can be no assurance that the bank will continue to make this facility available. At November 1, 1997, outstanding loans under this facility were $1,628,000 and letters of credit aggregating $1,066,000 had been issued.

         The Company had existing mortgages relating to a foreign office building which bore interest at LIBOR plus 2%. In January 1997, this building was sold and the mortgages of $842,000 at February 1, 1997 were converted to short term debt which was repaid on April 30, 1997.

5. LITIGATION

         The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 6 for information regarding tax audits.

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

         During the three months and nine months ended November 1, 1997, The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for 67% and 65% of Cygne's net sales and the Company had no sales to Ann Taylor. During the three months and nine months ended November 2, 1996, The Limited, Inc. accounted for 29% and 22%, respectively, of Cygne's net sales and Ann Taylor accounted for 65% and 71%, respectively, of Cygne's net sales.

         If the Ann Taylor Disposition had been consummated on February 4, 1996 (and excluding the gain on the Ann Taylor Disposition and on the subsequent sale of the Ann Taylor common stock acquired in connection therewith), the Company would have had pro forma net sales of $28.2 million and $70.8 million for the three and nine months ended November 2, 1996, respectively. Pro forma gross profit would have been $2.7 million and $7.4 million for the three and nine months ended November 2, 1996, respectively. Pro forma loss from operations would have been $7.0 million and $10.8 million for the three and nine months ended November 2, 1996, respectively. Pro forma net loss would have been $7.2 million and $10.9 million for the three and nine months ended November 2, 1996, respectively. The pro forma net loss per share would have been $0.58 and $0.87 for the three and nine months ended November 2, 1996, respectively.

         Although Cygne has a long established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. Since the consummation of the Ann Taylor Disposition, the Company has not had and does not anticipate that it will have sales to Ann Taylor. The Company has been dependent on its key customers and with the loss of Ann Taylor as a customer, its future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., particularly after the Ann Taylor Disposition, The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed internal design and product development groups as well as added direct sourcing departments. In 1995, sales to certain divisions of The Limited, Inc. decreased significantly and, in 1996 and 1997, sales to certain divisions of The Limited, Inc. with which the Company continues to do business decreased. The Company expects sales to The Limited, Inc. to continue to decrease, particularly with respect to woven products. Sales to those divisions of The Limited, Inc. with which the Company continues to do business were $22.4 million and $43.1 million for the nine months ended November 1, 1997 and November 2, 1996, respectively, and $10.5 million and $20.0 million for the three months ended November 1, 1997 and November 2, 1996, respectively. As previously announced, in November 1997 Mr. Manuel agreed to acquire 734,319 shares of Cygne stock from a limited partnership controlled by The Limited, Inc. Upon the closing of the transaction, which occurred in early December 1997, The Limited, Inc. did not own any shares of Cygne stock.

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

         The Company will have a net loss for 1997. The extent of the net loss will depend, among other things, on the amount of sales and related gross profit from sales to The Limited, Inc. The Company is continuing to review its business operations and expects to continue to incur additional costs in the future associated with the further restructuring or downsizing of its operations.

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

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

         Certain captions of the Condensed Consolidated Statements of Operations for the three and nine months ended November 1, 1997 and November 2, 1996 expressed as a percentage of net sales are as follows:

                                                                 Three Months Ended            Nine Months Ended
                                                             -------------------------      -------------------------
                                                             November 1,    November 2,     November 1,   November 2,
                                                                1997          1996             1997         1996
                                                             -----------    -----------     -----------   -----------
Net sales                                                      100.0%        100.0%           100.0%        100.0%
                                                               ======        ======           ======        ======

Gross profit                                                    10.8          10.8              3.3          12.1
Selling, general and administrative
   expenses                                                     14.6           8.1             26.1          10.0
Provision for lease termination expense                         22.7            --             10.4            --
Gain from sale of Ann Taylor Woven
   Division and CAT                                               --         (36.6)              --         (12.3)
Reorganization expense                                            --           6.0               --           2.0
Amortization of goodwill                                         0.5           0.1              0.8           0.1
                                                               -----         -----            -----         -----
(Loss) income from operations                                  (27.0)         33.2            (34.0)         12.3
Other income                                                     --            0.9            --              0.5
Interest (income) expense, net                                  (0.1)          1.3             (0.5)          1.2
                                                               ------        -----            ------        -----
(Loss) income before minority interests                        (26.9)         32.8            (33.5)         11.6
Provision for income taxes                                       0.4           7.8              0.5           2.9
                                                               -----         -----            -----         -----
Net (loss) income before minority
   interests                                                   (27.3)         25.0            (34.0)          8.7
Income attributable to minority interests                         --           0.3             --             0.4
                                                              ------         -----            -----         -----
Net (loss) income                                              (27.3)         24.7            (34.0)          8.3
                                                              ======         =====            ======        =====

NET SALES

         Net sales for the third quarter of 1997 were $15.7 million, a decrease of $65.0 million or 80.5% from $80.7 million in the comparable period in 1996. Net sales for the nine months of 1997 were $34.4 million, a decrease of $206.0 million or 85.7% from $240.4 million in the comparable period in 1996. The decreases in net sales for the third quarter and the nine months of 1997 were primarily attributable to decreases in sales to Ann Taylor of $52.5 million and $169.6 million, respectively, as a result of the Ann Taylor Disposition and to discontinued customers and product lines which generated sales of $5.0 million and $20.9 million, respectively, in the third quarter and the nine months of 1996, offset in part by increases in sales to customers other than The Limited, Inc. and Ann Taylor of $2.0 million and $5.2 million, respectively. In addition, sales to those divisions of The Limited, Inc. with which the Company continues to do business decreased by $9.5 million and $20.7 million, respectively, in the third quarter and the nine months of 1997. The Company anticipates that sales to The Limited, Inc. will continue to decrease during 1997 as compared to comparable periods in 1996.

GROSS PROFIT

         Gross profit for the third quarter of 1997 was $1.7 million, a decrease of $7.0 million or 80.4% from $8.7 million in the comparable period in 1996. Gross profit for the nine months of 1997 was $1.1 million, a decrease of $28.0 million or 96.1% from $29.1 million in the comparable period in 1996. The decreases in gross profit for the third quarter and the nine months of 1997 were primarily attributable to operations sold in the Ann Taylor Disposition, which had gross profit of $6.0 million and $21.7 million in the third quarter and the nine months of 1996, respectively, lower sales and lower gross margins on the remaining sales than in the comparable periods in 1996, and, for the nine months of 1997, a $500,000 markdown on fabric purchased for the Kenzo Jeans and Kenzo Studio brand name products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the third quarter of 1997 were $2.3 million, a decrease of $4.3 million or 65.0% from the $6.6 million in the comparable period in 1996. Selling, general and administrative expenses for the nine months of 1997 were $9.0 million, a decrease of $14.9 million or 62.4% from $23.9 million in the comparable period in 1996. The decreases for the third quarter and the nine months of 1997 were primarily attributable to decreases in expenses of $1.8 million and $10.8 million, respectively, as a result of the Ann Taylor Disposition, decreases in all other expenses of $2.8 million and $8.1 million, respectively, as a result of downsizing the Company, offset in part by expenses for the nine months of 1997 of $2.9 million, related to the Kenzo Jeans and Kenzo Studio brand name products and their discontinuance (including severance costs) and, for the nine months of 1997, other severance costs of $1.0 million. Severance costs in the third quarter of 1997 amounted to approximately $0.3 million and were primarily related to the discontinuance of the Company's design studio which had been engaged in the design and development of apparel collections for certain Japanese retailers.

PROVISION FOR LEASE TERMINATION EXPENSE

         During the third quarter of 1997 the Company provided for lease termination expense of $3.6 million as a result of the Company's decision to relocate from its existing New York office space and to seek substantially smaller New York office space. Although the Company believes that the amount of this charge is adequate to cover the financial effect of this relocation decision, no assurance can be given in this regard.

REORGANIZATION EXPENSE

         The reorganization expense of $4.8 million during the third quarter and nine months ended November 2, 1996 was the result of the downsizing of the Company and the redeployment of assets necessary to meet changes in continuing customer needs. The major components of this expense were: costs in connection with early termination of leases for excess space, disposition of related fixed assets, and severance costs related to Irving Benson's resignation as an officer and employee of the Company.

INTEREST EXPENSE

         Interest income for the third quarter of 1997 was $12,000, compared to interest expense of $1.0 million in the comparable period in 1996. Interest income for the nine months of 1997 was $161,000, compared to interest expense of $3.0 million in the comparable period in 1996. The decrease in interest expense for the third quarter and the nine months of 1997 was primarily attributable to the repayment of the Company's debt with the proceeds from the Ann Taylor Disposition and the sale of the Ann Taylor common stock received in connection therewith.

PROVISION FOR INCOME TAXES

         The provision for income taxes in the third quarter and the nine months of 1997 primarily represents provision for minimum state and federal income taxes. At February 1, 1997, the Company had net operating loss carryforwards of approximately $90 million, which may be used to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

         Since February 1, 1997, the Company has not had a domestic credit facility. Since the expiration of its prior bank domestic credit facility, Cygne has obtained letters of credit issued from domestic banks secured by a cash deposit from the Company. At November 1, 1997 the Company had restricted cash at banks of $1.8 million as collateral for letters of credit.

         In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations: borrowings against trade accounts receivable not to exceed $3,000,000; letters of credit not to exceed $3,000,000; overdraft facility not to exceed

$500,000; borrowings against refundable Israeli VAT taxes not to exceed $450,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.5% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.25% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing, and are secured by a lien on substantially all of the assets of the Israeli subsidiary. There can be no assurance that the bank will continue to make this facility available. At November 1, 1997, outstanding loans under this facility were $1,628,000 and letters of credit aggregating $1,066,000 had been issued.

         The Company had existing mortgages relating to a foreign office building which bore interest at LIBOR plus 2%. In January 1997, this building was sold and the mortgages of $842,000 at February 1, 1997 were converted to short term debt which was repaid on April 30, 1997.

         Net cash used in operating activities for the nine months of 1997 was $10.7 million compared to net cash provided by operations of $6.2 million in the comparable prior period of 1996. Cash used in operating activities for the nine months of 1997 was principally due to the loss for the period.

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

PART II OTHER INFORMATION

Item 5. Other Information

         The Nasdaq Stock Market, on which the Company's common stock is currently traded, has adopted changes to its continued listing requirements which are scheduled to become effective on February 23, 1998. The Company does not currently meet the new requirements for continued listing with respect to a minimum bid price of $1 per share and a $5 million market value of public float. As a result, the Company anticipates that, after implementation by the Nasdaq Stock Market of the new standards, the Company's common stock will no longer be eligible for trading on the Nasdaq Stock Market. However, the Company believes that in such event the Company's common stock would be eligible for quotation on the OTC Bulletin Board, although no assurance can be given in this regard. The Company cannot predict what effect its delisting from the Nasdaq National Market will have on the market price and liquidity of the Company's common stock.

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


                                           CYGNE DESIGNS, INC.
                                              (Registrant)

December 15, 1997            By: /s/ BERNARD M. MANUEL
                                 ---------------------
                                      Bernard M. Manuel, Chairman of
                                           the Board and Chief Executive Officer


December 15, 1997            By: /s/ ROY E. GREEN
                                 ----------------
                                     Roy E. Green, Senior Vice President,
                                           Chief Financial Officer and Treasurer