Form 10-K
period 1998-01-31
CYGNE DESIGNS INC
filed 1998-05-01
CIK 906782

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1998.


                         Commission File Number 0-22102


                               CYGNE DESIGNS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                       04-2843286
    -------------------------------                       ----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)


   1372 BROADWAY, NEW YORK, NEW YORK                              10018
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


               Registrant's telephone number, including area code:
               ---------------------------------------------------
                                 (212) 354-6474


           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                      None
                                (Title of class)


           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                          Common Stock, $.01 par value
                                (Title of class)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Registrant's Common Stock held by non-affiliates at April 27, 1998 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System): $2,168,059 Common Stock outstanding as of April 27, 1998:
12,438,038 shares.

     Documents incorporated by reference: Portions of the Registrant's definitive proxy statement for its 1998 annual meeting of stockholders are incorporated by reference into Part III of this report.

================================================================================

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

GENERAL

     Cygne Designs, Inc. (the "Company" or "Cygne") is a private label merchandiser and manufacturer of women's apparel, serving principally The Limited, Inc. The Company's products include woven and knit career and casual women's apparel. As a private label manufacturer, the Company produces apparel upon orders from its customers for sale under the customers' own labels, rather than producing its own inventory of apparel for sale under the Cygne name.

     The manufacture of private label apparel is characterized by high volume sales to a small number of customers at competitive prices. Although private label gross margins are lower than in the brand name apparel industry, marketing expenses and collection and markdown costs are typically commensurably lower, and inventory turns are generally higher. Inventory risks are also reduced because the purchasing of fabric and other supplies begins only after purchasing commitments have been obtained from customers. The Company believes that retailers, including customers of the Company, are increasingly sourcing private label products themselves rather than utilizing outside vendors like the Company.

     The Company has been dependent on its key customers (The Limited, Inc. and Ann Taylor) and, with the loss of Ann Taylor as a customer as a result of the Ann Taylor Disposition, a significant portion of the Company's sales are, and are expected to continue to be, to various divisions of The Limited, Inc. In 1997, sales to divisions of The Limited, Inc. were $28.1 million or 65% of total Company sales. Sales to The Limited, Inc. decreased in 1995, 1996 and 1997 and the Company expects sales to The

Limited, Inc. to continue to decrease. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company in the future, or that the Company will be able to attract new customers. The Company believes that The Limited Inc., like other retailers, is increasing its sourcing capabilities and reducing its reliance on outside vendors, including the Company, for these services.

     The principal executive offices of the Company are located at 1372 Broadway, New York, New York 10018 and its telephone number is (212) 354-6474.

SIGNIFICANT FINANCIAL AND BUSINESS DEVELOPMENTS

     The weak retailing environment in women's apparel, retailers' diminishing reliance upon outside design, merchandising and sourcing services, and liquidity pressures all adversely affected the Company's operating results. In response to these factors, the Company during 1997 continued the restructuring of its operations that commenced in 1995 with the sale of the United Kingdom subsidiary of FWM and the discontinuance of the remaining operations of FWM.

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

     In June 1992, the Company and certain of its stockholders formed CAT, a joint venture arrangement with Ann Taylor to source products exclusively for Ann Taylor. During 1992 and the first quarter of 1993, Ann Taylor owned a 20% interest in CAT. Effective May 1, 1993, Ann Taylor's interest in CAT increased to 40%. As a result of such change in ownership, Ann Taylor had, prior to the consummation of the Ann Taylor Disposition, a 40% interest in the net income of CAT, which interest was reflected in Cygne's consolidated statements of income as "income attributable to minority interests."

     The Company completed the Ann Taylor Disposition on September 20, 1996. In the transaction the Company sold to Ann Taylor Cygne's 60% interest in CAT and the assets of Cygne's Ann Taylor Woven Division that were used in sourcing merchandise for Ann Taylor. On the closing of the transaction, Cygne received 2,348,145 shares of Ann Taylor common stock, having a value of $36 million (based on the average closing price of the Ann Taylor common stock during the ten trading days prior to closing), and approximately $8.9 million (after post-closing adjustments) in cash in respect of inventory (less related payables and advances and certain other assumed liabilities), net fixed assets and accounts receivable of the Division. Ann Taylor also assumed certain liabilities of the acquired sourcing operations. As a result of the transaction, the Company realized a pre-tax gain of $29.6 million. Between October 1996 and January 1997, the Company sold all of the 2,348,145 shares of Ann Taylor common stock received upon the closing of the transaction at various prices resulting in aggregate net proceeds of approximately $44.3 million. The Company realized a pre-tax gain of approximately $6.1 million as a result of the sale of the shares of Ann Taylor common stock.

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

     In connection with the closing of the Ann Taylor Disposition, the Company entered into two 3-year consulting agreements with Ann Taylor for the services of Mr. Bernard Manuel, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Irving Benson, the Company's then President and a director, to facilitate the integration of CAT and the Division into Ann Taylor's operations. These agreements, which required an annual fee of $225,000 for the services of each of Messrs. Benson and Manuel, provided for automatic assignment to the consultant if his employment with the Company were terminated for any reason. Mr. Benson's consulting agreement was assigned to him in connection with his resignation as an officer and employee of the Company on November 29, 1996. Mr. Benson, who founded the Company's predecessor in 1975 and continued to serve on the Board of Directors of the Company, entered into a consulting agreement with the Company in November 1996 pursuant to which he provided services to Cygne with respect to design, development and merchandising matters and special projects. The consulting agreement between Mr. Benson and the Company was terminated in September 1997 and Mr. Benson resigned as a director of the Company on September 4, 1997. During 1997 the Company, Ann Taylor and Mr. Manuel agreed to the buyout of the consulting agreement with Ann Taylor for the services of Mr. Manuel in consideration of the payment by Ann Taylor to the Company of approximately $477,000.

     During 1995 and 1996, Ann Taylor accounted for 42.9% and 66.7% of Cygne's net sales, respectively. The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for 34.1%, 24.6% and 64.8% of Cygne's net sales for 1995, 1996 and 1997, respectively.

     The Company used the cash proceeds received at the closings of the GJM Disposition and the Ann Taylor Disposition, together with a substantial portion of the cash proceeds from the sale of the shares of Ann Taylor common stock, to pay off the outstanding indebtedness under its bank and trade credit facilities, which facilities have been terminated. The Company has been using the balance of the proceeds from the sale of the shares of Ann Taylor common stock for working capital purposes, which included costs associated with the start-up of its business to manufacture and distribute brand name apparel bearing the Kenzo Jeans and Kenzo Studio labels. This business was terminated in June 1997.

     During 1996 the Company incurred a reorganization expense of $4.8 million as a result of the downsizing of the Company and the redeployment of assets necessary to meet changes in continuing customer needs. The major components of this expense were costs in connection with early termination of leases for excess space outside of New York, disposition of related fixed assets, and severance costs related to Mr Benson's resignation as an officer and employee of the Company.

     During 1997 the Company provided for lease termination expense of $4.0 million as a result of the Company's decision to relocate from its existing New York office space and to seek substantially smaller New York office space. Although the Company believes that the amount of this provision is adequate to cover the financial effect of this relocation decision, no assurance can be given in this regard. During 1997 the Company also discontinued its design studio which had been engaged primarily in the design and development of private label apparel collections for certain Japanese retailers.

     In December 1997, Mr. Manuel acquired 734,319 shares of Cygne stock from a limited partnership controlled by The Limited, Inc. Upon the closing of the transaction, The Limited, Inc. did not own any shares of Cygne stock.

     The Company anticipates that it will have a net loss for 1998. The extent of the net loss will depend, among other things, on the amount of sales to The Limited, Inc. The Company is continuing to review its business operations and expects to continue to incur additional costs in the future associated with the further restructuring or downsizing of its operations.

     See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements of the Company.

PRODUCTS

     The Company currently participates in three principal segments of the women's apparel market: career sportswear, casual sportswear and dresses. During 1997 the Company's products included tops, jackets, skirts, pants and sweaters. The Company believes that, as a result of the Ann Taylor Disposition and declining sales to Limited Stores, knit products sourced from or manufactured by the Company in the Middle East, particularly tops, will constitute a significant portion of its private label product sales in 1998 and that its sales of private label woven products will continue to decrease.

SOURCING, MANUFACTURING AND SALES

     Cygne sources and manufactures products for its customers which have been designed and developed by the customer. In the past the Company also developed and designed products for its customers.

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

     During 1997 substantially all of the Company's products were manufactured outside the United States, either by non-affiliated contract manufacturers or at the Company's sewing facilities. Approximately 13% of the Company's net sales resulted from products which were manufactured by Cygne in its sewing facilities and approximately 87% resulted from products which were manufactured by non-affiliated contract manufacturers. Cygne intends to continue to utilize foreign contract manufacturers for a significant percentage of its manufacturing requirements. The Company's contract manufacturers are located in several countries in the Far East, the Middle East and Central America. In addition, the Company owns and operates manufacturing facilities in Guatemala and leases and operates manufacturing facilities in Israel. During 1997 products representing approximately 36% of the Company's net sales were produced in the Far East, approximately 53% in the Middle East, approximately 10% in Central America and approximately 1% in the U.S. The Company reviews its product sourcing on an ongoing basis and may alter this allocation to meet changing conditions and demands.

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

     The Company from time to time experiences difficulties in obtaining timely delivery of products of acceptable quality which has resulted, in many cases, in rejections or chargebacks by customers. During 1995 and 1996, the Company experienced increased rejections or cancellations by customers with respect to certain of its products. During 1997, the Company continued to experience rejections but to a lesser extent than in 1996. The Company believes that in some cases these difficulties resulted from not having sufficient access to and control over the manufacturing process for such products as well as shortened manufacturing times attributable to delays in obtaining required raw materials due to the liquidity pressures faced by the Company. There can be no assurance that the Company will not continue to experience such difficulties in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

     Cygne began operating its own sewing factories, all of which are located outside the United States, during 1993. Operating manufacturing facilities rather than contracting with independent manufacturers requires the Company to maintain a higher level of working capital. In addition, reduced sales have an even greater adverse impact on the Company's results in light of the fixed costs needed to own and operate its own factories. All of the Company's manufacturing operations are located outside the U.S. and, accordingly, the Company is subject to many of the same risks as relying on foreign contract manufacturers. The Company currently operates manufacturing facilities in Guatemala and Israel. See "Item 2. Properties." In connection with the GJM Disposition, the manufacturing facilities operated by the Company in the People's Republic of China, the Philippines and Sri Lanka were sold or closed. The Company's Hong Kong sourcing office was significantly downsized in 1996 and its operations were closed in April 1997.

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

     Cygne's foreign raw materials and finished goods purchases are frequently made on a letter of credit basis, while its domestic purchases are generally made on an open order basis. The Company does not have formal long-term arrangements with any of its suppliers. The Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

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

COMPETITION

     The private label apparel industry is highly fragmented, and the Company faces intense competition, including competition from its own customers (including their affiliates) who have, or may establish, their own internal product development and sourcing capabilities. Most of the Company's competitors are larger in size and have greater resources than the Company. The Company competes primarily on the basis of price, quality and short lead time high volume manufacturing.

     The Company believes that many of its own customers (including their affiliates), who possess, to varying degrees, the know-how and internal resources to develop and source directly a portion of their requirements, constitute its major competition. For example, The Limited, Inc., through its sourcing subsidiary, Mast Industries, Inc., procures directly a substantial portion of its product requirements. In addition, apparel divisions of The Limited, Inc. have formed product development groups as well as added direct sourcing departments.

     The Company believes that its business will depend upon its ability to provide apparel products which are of good quality and meet its customers' pricing and delivery requirements, as well as its ability to maintain relationships with key customers. There can be no assurance that the Company will be successful in this regard.

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

     Imports from the People's Republic of China receive MFN duty rates under a waiver of the Jackson-Vanik Amendment to the Trade Act of 1974. Under this statute, certain countries and non-market economies are prohibited from receiving MFN rates of duties and other trade benefits unless an annual waiver is issued by the President. The People's Republic of China has received a Jackson-Vanik Waiver annually since 1979. In May 1997 President Clinton renewed the waiver. Congress can pass legislation disapproving the one-year extension of MFN to China, but did not do so in 1997. If MFN for China is discontinued, goods from China will be subject to "column 2" rates of duty, which range up to 90% ad valorem. However, current duty rates will remain in effect at least until June 3, 1998. The loss of MFN status for the People's Republic of China could adversely affect the Company's ability to supply products to its customers.

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

     The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of overseas offices, allocation of production to merchandise categories where more quota is available and shifts of production among countries and manufacturers. The Company also from time to time purchases quantities of temporary quota in certain countries.

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

BACKLOG

     At January 31, 1998 the Company had unfilled confirmed customer orders of $5.2 million compared with $6.9 million of such orders at February 1, 1997. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customer's demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

EMPLOYEES

     At April 15, 1998, the Company had approximately 887 full-time employees, including approximately 874 employees at its factories in Guatemala and Israel. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

Name                               Age    Position with the Company
----                               ---    -------------------------
Bernard M. Manuel ............     50     Director, Chairman of the Board and
                                            Chief Executive Officer
Roy E. Green .................     65     Senior Vice President-Chief Financial
                                            Officer and Treasurer
Gary C. Smith ................     47     Senior Vice President-Manufacturing
Paul D. Baiocchi .............     50     Vice President, General Counsel
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

ITEM 2. PROPERTIES

     The Company currently conducts its operations from a number of facilities in the U.S. and abroad. The Company's executive and general offices are located at 1372 Broadway, New York, New York. The Company occupies approximately 43,000 square feet at such premises in New York pursuant to a lease which expires in 2010 and its average annual rental expense (exclusive of escalation amounts) is approximately $840,000. In connection with the Ann Taylor Disposition, Ann Taylor subleased approximately 60,000 square feet of space formerly occupied by the Company at this location. During 1997, the Company provided for lease termination expense of $4.0 million as a result of the Company's decision to relocate from its existing New York office space and to seek substantially smaller New York office space. Although it is anticipated that the relocation will take place in 1998, no assurance can be given in this regard, including that the Company will be able to sublease its existing New York office space or obtain an agreement terminating its lease obligations with respect thereto.

     The Company also leases an office and manufacturing facility in Israel. The Company owns a sewing facility in Guatemala. During 1996 the Company sold an office building previously owned by it in Italy and leased back a portion of the space. The Company's Hong Kong sourcing office was significantly downsized in 1996 and its operations terminated in April 1997. The Company believes that its existing facilities are well maintained and in good operating condition.

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

     In January 1997, the Company and all defendants other than Ernst & Young LLP tentatively settled the class action subject to judicial approval. On July 30, 1997 the Court approved the settlement, which provides for an aggregate settlement amount of $5,750,000. The Company contributed approximately $2,100,000 to the settlement, which amount was placed in an escrow account in January 1997. The balance of the settlement fund came from insurance and from other parties to the litigation. In May 1997, the Court granted Ernst & Young LLP's motion to dismiss the complaint, and denied the plaintiff's request for leave to file an amended complaint against Ernst & Young LLP.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on The Nasdaq National Market under the symbol "CYDS". However, as discussed below, the Company's Common Stock is scheduled to be delisted from The Nasdaq National Market. The following table sets forth for the periods indicated the high and low reported sale prices per share for the Cygne Common Stock as reported by the Nasdaq National Market.

                                                            HIGH          LOW
                                                            -----        -----
FISCAL YEAR ENDED FEBRUARY 1, 1997
  First Quarter .......................................     $3.00        $1.00
  Second Quarter ......................................     $1.63        $0.81
  Third Quarter .......................................     $1.75        $0.69
  Fourth Quarter ......................................     $1.13        $0.50

FISCAL YEAR ENDED JANUARY 31, 1998
  First Quarter .......................................     $1.13        $0.38
  Second Quarter ......................................     $0.63        $0.31
  Third Quarter .......................................     $0.50        $0.28
  Fourth Quarter ......................................     $0.50        $0.25


     The Nasdaq Stock Market, Inc. has informed the Company that its Common Stock is scheduled for delisting from The Nasdaq National Market on May 29, 1998 because the Company does not meet certain continued listing requirements of The Nasdaq National Market, including the maintenance of a minimum bid price of at least $1 per share. The Company cannot predict what effect its delisting from The Nasdaq National Market will have on the market price and liquidity of the Company's Common Stock. The Company believes that after such delisting the Company's Common Stock would be eligible for quotation on the OTC Bulletin Board, although no assurance can be given that a market for the Company's Common Stock on the OTC Bulletin Board will actually develop.

     The number of stockholders of record of Common Stock on April 27, 1998 was approximately 93, and management estimates that there are over 800 beneficial owners of the Common Stock. The closing sale price of the Company's Common Stock on April 27, 1998 was $0.28 per share.

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


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables summarize certain selected financial information which should be read in conjunction with
"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company included elsewhere herein. The selected financial information has been derived from the consolidated financial statements of the Company, which have been audited by independent auditors. The acquisition of FWM in April 1994 and GJM in October 1994, the sale of FWM's United Kingdom subsidiary and certain brand name rights in April 1995, the discontinuance of the remaining operations of FWM in 1995, the GJM
Disposition in February 1996 and the Ann Taylor Disposition in September 1996, materially affect the comparability of the financial data reflected below. The Company anticipates that it will have a net loss for 1998.

                                                                                     Year(1)
                                                            ---------------------------------------------------------
See notes on next page                                      1993(2)       1994         1995        1996        1997
                                                            --------    --------    ---------    --------    --------
                                                                    ($ in thousands except per share amounts)

INCOME STATEMENT DATA

Net sales ............................................      $220,201    $516,105    $ 540,063    $254,313    $ 43,379
Cost of goods sold ...................................       181,326     433,700      510,761     226,456      43,063
                                                            --------    --------    ---------    --------    --------
Gross profit .........................................        38,875      82,405       29,302      27,857         316
Selling, general and administrative expenses .........        23,794      54,261       72,182      27,251      10,331
Provision for lease termination expenses .............          --          --           --          --         3,964
Gain from sale of Ann Taylor Woven
             Division and CAT ........................          --          --           --       (29,588)       --
Gain from sale of subsidiary, net ....................          --          --         (4,742)       --          --
Loss from sale of GJM business, net ..................          --          --         31,239        --          --
Reorganization expense ...............................          --          --           --         4,813        --
Write-off of goodwill ................................          --          --         48,949        --          --
Amortization of intangibles ..........................           137       2,505        3,425         364         364
                                                            --------    --------    ---------    --------    --------
(Loss) income  from operations .......................        14,944      25,639     (121,751)     25,017     (14,343)
Other income(3) ......................................          --          --           --        (6,864)       --
Settlement of shareholder class
     action and related legal expenses ...............          --          --           --         2,627        --
Interest (income) expense, net .......................         4,272       7,620        8,813       3,260         (83)
                                                            --------    --------    ---------    --------    --------
(Loss) income before income taxes and
     minority interests ..............................        10,672      18,019     (130,564)     25,994     (14,260)
Provision (benefit) for income taxes .................         3,897       5,568       (6,216)      7,117         204
                                                            --------    --------    ---------    --------    --------
(Loss) income before minority interests ..............         6,775      12,451     (124,348)     18,877     (14,464)
Income attributable to minority interests ............           631       1,642        1,710         961        --
                                                            --------    --------    ---------    --------    --------
Net (loss) income ....................................      $  6,144    $ 10,809    $(126,058)   $ 17,916    $(14,464)
                                                            ========    ========    =========    ========    ========
Net (loss) income per share - basic(4) ...............      $   1.05    $   0.95    $  (10.04)   $   1.44    $  (1.16)
                                                            ========    ========    =========    ========    ========
Number of shares used in computation of net
     income (loss) per share - basic .................         6,474      11,352       12,550      12,438      12,438
                                                            ========    ========    =========    ========    ========
Net income (loss) per share - diluted(4) .............      $   0.92    $   0.93    $  (10.04)   $   1.44    $  (1.16)
                                                            ========    ========    =========    ========    ========
Number of shares used in computation of net
     income (loss) per share - diluted ...............         6,705      11,658       12,550      12,439      12,438
                                                            ========    ========    =========    ========    ========

                                                                                     Year(1)
                                                            ---------------------------------------------------------
                                                            1993(2)       1994         1995        1996        1997
                                                            --------    --------    ---------    --------    --------
                                                                                  ($ In thousands)


BALANCE SHEET DATA (as of end of period)

Cash .................................................      $  7,192    $  14,202   $    5,487   $  22,246    $ 10,926
Accounts receivable ..................................        28,495       64,921       35,117       7,239       6,012
Assets held for sale .................................          --           --         15,200        --          --
Inventory ............................................        14,311       57,570       29,999       5,109       4,012
Goodwill .............................................         3,577       76,659        2,790       2,426       2,062
Total assets .........................................        66,973      253,528      117,145      47,142      29,750
Long-term debt .......................................         1,273        1,460        1,562        --          --
Stockholders' equity .................................        34,497      141,692        9,046      26,959      12,379

--------------

(1)  References to a year are to the fiscal year of the Company commencing in that calendar year and ending on the
     Saturday nearest January 31 of the following year. The Company has never declared or paid cash dividends on its
     Common Stock.

(2)  The income statement data include the results of operations of CAT, which began operations in June 1992, and
     Cygne Knits Limited and Cygne Far East Limited, which began operations in February 1993, although these entities did not become subsidiaries of the Company until April 30, 1993.

(3)  Principally from the gain on the sale of shares of Ann Taylor common stock.

(4)  All income (loss) per share amounts have been presented and where appropriate, restated to conform to FASB 128.


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

     Since the consummation of the Ann Taylor Disposition, the Company has not had and does not anticipate that it will have sales to Ann Taylor. The Company is continuing in three principal segments of the women's apparel market: career sportswear, casual sportswear and dresses. The Company has been dependent on its key customers (The Limited, Inc. and Ann Taylor) and, with the loss of Ann Taylor as a customer, its business is dependent upon maintaining its relationship with The Limited, Inc. and its ability to attract new customers. However, there can be no assurance that the Company will be able to do so. The Company anticipates that it will have a net loss for 1998. The extent of the net loss will depend, among other things, on the amount of sales to The Limited, Inc.

     The acquisition of FWM in April 1994 and GJM in October 1994, the sale of FWM's United Kingdom subsidiary and certain brand name rights in April 1995, the discontinuance of the remaining operations of FWM in 1995, the GJM Disposition in February 1996 and the Ann Taylor Disposition in September 1996, materially affect the comparability of the Company's financial data for the past five years.

     Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, a decline in demand for merchandise offered by the Company or changes and delays in customer delivery plans and schedules, significant regulatory changes, including increases in the rate of import duties or adverse changes in export quotas, dependence on a key customer, risk of operations and suppliers in foreign countries, competition, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

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

     In June 1992, the Company and certain of its stockholders formed CAT, a joint venture arrangement with Ann Taylor to source products exclusively for Ann Taylor. During 1992 and the first quarter of 1993, Ann Taylor owned a 20% interest in CAT. Effective May 1, 1993, Ann Taylor's interest in CAT increased to 40%. As a result of such change in ownership, Ann Taylor had, prior to the consummation of the Ann Taylor Disposition, a 40% interest in the net income of CAT, which interest was reflected in Cygne's consolidated statements of income as "income attributable to minority interests."

     The Company completed the Ann Taylor Disposition on September 20, 1996. In the transaction the Company sold to Ann Taylor Cygne's 60% interest in CAT and the assets of Cygne's Ann Taylor Woven Division that were used in sourcing merchandise for Ann Taylor. On the closing of the transaction, Cygne received 2,348,145 shares of Ann Taylor common stock, having a value of $36 million (based on the average closing price of the Ann Taylor common stock during the ten trading days prior to closing), and approximately $8.9 million (after post-closing adjustments) in cash in respect of inventory (less related payables and advances and certain other assumed liabilities), net fixed assets and accounts receivable of the Ann Taylor Woven Division. Ann Taylor also assumed certain liabilities of the acquired sourcing operations. As a result of the transaction, the Company realized a pre-tax gain of $29.6 million. Between October 1996 and January 1997, the Company sold all of the 2,348,145 shares of Ann Taylor common stock received upon the closing of the transaction at various prices resulting in aggregate net proceeds of approximately $44.3 million. The Company realized a pre-tax gain of approximately $6.1 million as a result of the sale of the shares of Ann Taylor common stock, which is reflected in "Other income" in the Company's Consolidated Statements of Operations.

     In connection with the closing of the Ann Taylor Disposition, the Company entered into two 3-year consulting agreements with Ann Taylor for the services of Mr. Bernard Manuel, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Irving Benson, the Company's then President and a director, to facilitate the integration of CAT and the Division into Ann Taylor's operations. These agreements, which required an annual fee of $225,000 for the services of each of Messrs. Benson and Manuel, provided for automatic assignment to the consultant if his employment with the Company were terminated for any reason. Mr. Benson's consulting agreement was assigned to him in connection with his resignation as an officer and employee of the Company on November 29, 1996. Mr. Benson, who founded the Company's predecessor in 1975 and continued to serve on the Board of Directors of the Company, entered into a consulting agreement with the Company in November 1996 pursuant to which he provided services to Cygne with respect to design, development and merchandising matters and special projects. The consulting agreement between Mr. Benson and the Company was terminated in September 1997 and Mr. Benson resigned as a director of the Company on September 4, 1997. During 1997 the consulting agreement with Ann Taylor for the services of Mr. Manuel was bought out in consideration of the payment by Ann Taylor to the Company of approximately $477,000.

     During 1995, 1996 and 1997, Ann Taylor accounted for 42.9%, 66.7% and 00.0% of Cygne's net sales, respectively, and The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for 34.1%, 24.6% and 64.8% of Cygne's net sales, respectively. Net sales in 1995 include sales to The Limited, Inc. by the Company's FWM division, which operations were discontinued in 1995, and by the GJM Business, which was sold in February 1996.

     If the Ann Taylor Disposition had been consummated on February 4, 1996 (the first day of fiscal 1996), the Company would have had pro forma net sales for 1996 of $84.8 million. Pro forma gross profit for 1996 would have been $6.2 million. Pro forma loss from operations for 1996 would have been $15.5 million. Pro forma net loss (excluding the gain on the Ann Taylor Disposition and on the subsequent sale of the Ann Taylor common stock) for 1996 would have been $17.7 million. The pro forma net loss per share for 1996 would have been $1.42.

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

     Although Cygne has a long established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. Since the consummation of the Ann Taylor Disposition, the Company has not had and does not anticipate that it will have sales to Ann Taylor. The Company has been dependent on its key customers and with the loss of Ann Taylor as a customer, its future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., particularly after the Ann Taylor Disposition, The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed direct sourcing departments. In 1995, sales to certain divisions of The Limited, Inc. decreased significantly and, in 1996 and 1997, sales to certain divisions of The Limited, Inc. with which the Company continues to do business decreased. The Company expects sales to The Limited, Inc. to continue to decrease. As previously announced, in December 1997 a limited partnership controlled by The Limited, Inc. sold its 734,319 shares of Cygne stock to Mr. Manuel, the Company's Chairman and Chief Executive Officer. Upon the closing of the transaction, The Limited, Inc. did not own any shares of Cygne stock.

     The Company anticipates that it will have a net loss for fiscal 1998 (ending January 30, 1999). The extent of the net loss will depend, among other things, on the amount of sales to The Limited, Inc. The Company is continuing to review its business operations and expects to incur additional costs in the future associated with the further restructuring or downsizing of its operations.

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

IMPACT OF THE YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company has determined that it will be required to replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company also has initiated communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company presently believes that with modifications to existing software and conversions to new software, the cost of which is not expected to be material to the Company's results of operation or financial position, the Year 2000 will not pose significant operations problems for its computer systems. The Company will use both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse effect on the operations of the Company. Likewise, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems.

RESULTS OF OPERATIONS

     The following table is derived from the Company's consolidated statements of operations and expresses for the periods indicated certain income data as a percentage of net sales.

                                                       Percentage of Net Sales
                                                    ----------------------------
                                                              Year (1)
                                                    ----------------------------
                                                     1997       1996       1995
                                                    ------     ------     ------
Net sales .....................................     100.0%     100.0%     100.0%
                                                    =====      =====      =====
Gross profit ..................................       0.7       11.0        5.4
Selling, general and administrative
  expenses ....................................      23.8       10.7       13.4
Provision for lease termination expense .......       9.1        --         --
Gain from sale of Ann Taylor
  Woven Division and CAT ......................       --       (11.5)       --

Gain from sale of subsidiary, net .............       --         --        (0.9)
Loss on sale of GJM business, net .............       --         --         5.8
Reorganization expense ........................       --         1.9        --
Write-off of goodwill .........................       --         --         9.0
Amortization of intangibles ...................       0.8        0.1        0.6
                                                    -----      -----      -----
(Loss) income from operations .................     (33.0)       9.8      (22.5)
Other income ..................................       --        (2.7)       --
Settlement of shareholder class action
  and related legal expenses ..................       --         1.0        --
Interest (income) expense, net ................      (0.2)       1.3        1.6
Provision (benefit) for income taxes ..........       0.5        2.8       (1.1)
                                                    -----      -----      -----
(Loss) income before minority
  interest ....................................     (33.3)       7.4      (23.0)
Income attributable to minority
  interests ...................................       --         0.4        0.3
                                                    -----      -----      -----
Net (loss) income .............................     (33.3)       7.0      (23.3)
                                                    =====      =====      =====
----------

(1) Each of the years indicated includes 52 weeks except for 1995 which includes 53 weeks.

1997 COMPARED TO 1996

   Net Sales

     Net sales for 1997 were $43.4 million, a decrease of $210.9 million or 82.9% from $254.3 million in 1996. The decrease in net sales for 1997 compared to 1996 was primarily attributable to a decrease in sales to Ann Taylor of $169.6 million as a result of the Ann Taylor Disposition and to discontinued customers and product lines which generated sales of $22.4 million, offset in part by increases in sales to customers other than The Limited, Inc. and Ann Taylor of $5.9 million. In addition, sales to those divisions of The Limited, Inc. with which the Company continues to do business decreased by $24.8 million from 1997 to 1996. The Company anticipates that sales to The Limited, Inc. will continue to decrease during 1998 as compared to comparable periods in 1997.

   Gross Profit

     Gross profit for 1997 was $316,000, a decrease of $27.5 million or 98.9% from $27.9 million in 1996. The decrease in gross profit for 1997 compared to 1996 was primarily attributable to operations sold in the Ann Taylor Disposition, which had gross profit of $21.7 million, lower sales and lower gross margins on the remaining sales in 1997 compared to 1996, and a $500,000 markdown on fabric purchased for the Kenzo Jeans and Kenzo Studio brand name products which were discontinued in 1997.

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses for 1997 were $10.3 million, a decrease of $16.9 million or 62.1% from the $27.3 million in 1996. The decrease for 1997 compared to 1996 was primarily attributable to a decrease in expenses of $10.8 million as a result of the Ann Taylor Disposition, and a decrease in all other expenses of $10.1 million as a result of downsizing the Company, offset in part by expenses of $2.9 million, related to the Kenzo Jeans and Kenzo Studio brand name products and their discontinuance (including severance costs) and other severance costs of $1.1 million.

   Provision for Lease Termination Expense

     During 1997 the Company provided for lease termination expense of $4.0 million as a result of the Company's decision to relocate from its existing New York office space and to seek substantially smaller New York office space. Although the Company believes that the amount of this provision is adequate to cover the financial effect of this relocation decision, no assurance can be given in this regard.

   Reorganization Expense

     The reorganization expense of $4.8 million during 1996 was the result of the downsizing of the Company and the redeployment of assets necessary to meet changes in continuing customer needs. The major components of this expense were: costs in connection with early termination of leases outside New York for excess space, disposition of related fixed assets, and severance costs related to the Company's then President's resignation as an officer and employee of the Company.

   Interest

     Net interest income for 1997 was $83,000 compared to net interest expense of $3.3 million in 1996. The decrease in interest expense for 1997 compared to 1996 was primarily attributable to the repayment of the Company's debt with the proceeds from the Ann Taylor Disposition and the sale of the Ann Taylor common stock received in connection therewith.

   Provision for Income Taxes

     The provision for income taxes in 1997 primarily represents provision for minimum state and local income taxes. At January 31, 1998, the Company had Federal net operating loss carryforwards of approximately $90.0 million, which may be used to offset future taxable income.

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

   Amortization of Intangibles

     The amortization of intangibles for 1996 was $364,000, a decrease of $3.1 million from 1995. The decrease was primarily attributable to the sale of the GJM Business and to the write-off in 1995 of intangibles recorded in connection with the FWM Acquisition.

   Other Income

     Other income is primarily the gain on the sale of the Ann Taylor common stock received in connection with the Ann Taylor Disposition.

   Settlement of Shareholder Class Action

     On January 14, 1997, the Company agreed to settle a shareholder class action, subject to judicial approval. This settlement, which was approved by the Court in July 1997, provided for an aggregate settlement of $5.75 million. The Company contributed approximately $2.1 million to the settlement, which amount was placed in an escrow account in January 1997. The balance of the settlement fund came from insurance and from other parties to the litigation. The Company also incurred legal fees of approximately $500,000 in connection with the action.

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

     Since February 1, 1997, the Company has not had a domestic credit facility. Since the expiration of its prior bank domestic credit facility, Cygne has obtained letters of credit issued from domestic banks secured by a cash deposit from the Company. At January 31, 1998 the Company had restricted cash at banks of $1.1 million as collateral for letters of credit.

     In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations: borrowings against trade accounts receivable not to exceed $3,000,000; letters of credit not to exceed $3,000,000; overdraft facility not to exceed $500,000; borrowings against refundable Israeli VAT taxes not to exceed $450,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.5% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.25% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing, and are secured by a lien on substantially all of the assets of the Israeli subsidiary. There can be no assurance that the bank will continue to make this facility available. At January 31, 1998, outstanding loans under this facility were $1,319,000 and letters of credit aggregating $508,000 had been issued.

     The Company had mortgages relating to a foreign office building which bore interest at LIBOR plus 2%. In January 1997, this building was sold and the mortgages of $842,000 at February 1, 1997 were converted to short term debt which was repaid on April 30, 1997.

     Net cash used in operating activities for 1997 was $9.0 million compared to net cash provided by operations of $1.6 million in 1996. Cash used in operating activities for 1997 was principally due to the loss for 1997.

     Prior to the GJM Disposition and the Ann Taylor Disposition the Company experienced liquidity pressures primarily as a result of the negative cash flow caused by the Company's operating losses. The Company believes that the remaining proceeds from the Ann Taylor Disposition have alleviated on a near term basis the liquidity pressures faced by the Company. However, the Company continues to have losses from operations and no assurances can be given that the Company will not experience liquidity pressures again in the future. The

Company is continuing to review its business operations and expects to continue to incur additional costs in the future associated with the restructuring or downsizing of its operations.

CONTINUING LOSSES AND LACK OF COMPARABILITY OF PRIOR OPERATING RESULTS

     The Company anticipates that it will have a net loss for 1998. The extent of the net loss will depend, among other things, on the amount of sales to The Limited, Inc. The acquisition of FWM in April 1994 and GJM in October 1994, the sale of FWM's United Kingdom subsidiary and certain brand name rights in April 1995, the discontinuance of the remaining operations of FWM in 1995, the GJM Disposition in February 1996 and the Ann Taylor Disposition in September 1996, materially affect the comparability of the Company's financial data for the past five years.

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

QUARTERLY OPERATING RESULTS

     The following table sets forth selected unaudited quarterly financial data for the most recent eight quarters. The quarterly financial data reflects, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. The acquisition of FWM in April 1994 and GJM in October 1994, the sale of FWM's United Kingdom subsidiary and certain brand name rights in April 1995, the discontinuance of the remaining operations of FWM in 1995, the GJM Disposition in February 1996 and the Ann Taylor Disposition in September 1996, materially affect the comparability of the Company's financial data for these quarterly periods.

                                                               1997                                      1996
                                             ----------------------------------------    ---------------------------------------
                                             Qtr. 1     Qtr. 2     Qtr. 3     Qtr. 4     Qtr. 1    Qtr. 2     Qtr 3(1)  Qtr 4(2)
                                             -------    -------    -------    -------    -------   -------    -------   -------
                                                                  ($ In thousands except per share amounts)

Net sales ................................   $ 7,637    $11,003    $15,729    $ 9,010    $83,756   $75,886    $80,709   $13,962
Gross (loss) profit ......................      (659)        96      1,703       (824)    10,712     9,674      8,696    (1,225)
Operating (loss) income ..................    (4,626)    (2,808)    (4,250)    (2,659)     1,462     1,405     26,814    (4,664)
Net (loss) income ........................    (4,582)    (2,805)    (4,289)    (2,788)        31       (88)    19,971    (1,998)
Net (loss) income per share -- basic .....     (0.37)     (0.23)     (0.34)     (0.22)      0.00     (0.01)      1.61     (0.16)
Weighted average number of
  common shares outstanding ..............    12,438     12,438     12,438     12,438     12,438    12,438     12,438    12,438
Net (loss) income per share
  assuming dilution ......................     (0.37)     (0.23)     (0.34)     (0.22)      0.00     (0.01)      1.61     (0.16)
Weighted average number of
  shares and dilutive securities .........    12,438     12,438     12,438     12,438     12,438    12,438     12,442    12,438

----------

(1) Includes gain from sale of Ann Taylor Woven Division and CAT of $29,588,000. Includes reorganization expense of $4,813,000.

(2) Includes gain on sale of Ann Taylor stock of $6,134,000.



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

   Executive Officers

     See PART I -- Executive Officers of the Registrant.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

  (a) Financial Statements

      (1) and (2) See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1.

      (3) Exhibits

          Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10.2, 10.3, 10.4, 10.5, 10.6, 10.8, 10.9, 10.23, 10.29 and 10.31 are
          management contracts, compensatory plans or arrangements.


          Exhibit No.                        Description
          -----------                        -----------

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

              4       Specimen Stock Certificate.*(2)

              10.1 Agreement, dated as of April 30, 1993, among the Company, Bernard Manuel, Irving Benson, CIL, Belton Limited and certain other parties.*(2)

              10.2 Amended and Restated Employment Agreement, dated as of January 1, 1995, between the Company and Bernard M. Manuel.*(7)

              10.3 Consulting and Severance Agreement dated as of November 27, 1996 between the Company and Irving Benson.*(8)

              10.4 Employment Agreement, dated as of May 1, 1993, between the Company and Roy Green.*(2)

              10.5 Employment Agreement, dated as of May 1, 1993, between the Company and Gary Smith.*(2)

          Exhibit No.                        Description
          -----------                        -----------

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

          Exhibit No.                        Description
          -----------                        -----------

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

              10.25 Second Amendment of Lease, dated May 31, 1993, between Nineteen New York Properties Limited Partnership and the Company.*(2)

              10.26 Third Amendment of Lease, dated as of December 1, 1993, between Nineteen New York Properties Limited Partnership and the Company.*(3)

          Exhibit No.                        Description
          -----------                        -----------

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

----------

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


                                      CYGNE DESIGNS, INC.
                                        (Registrant)


                                      By: /s/ BERNARD M. MANUEL
                                          --------------------------------------
                                          Bernard M. Manuel
                                          (Chairman and Chief Executive Officer)

Date: April 30, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                       Title                           Date
       ---------                       -----                           ----

/s/ BERNARD M. MANUEL     Chairman of the Board of Directors,     April 30, 1998
-----------------------   Chief Executive Officer and Director
    Bernard M. Manuel     (principal executive officer)


/s/ ROY E. GREEN          Senior Vice President, Chief Financial  April 30, 1998
-----------------------   Officer, and Treasurer (principal
    Roy E. Green          financial and accounting officer)


/s/ JAMES G. GRONINGER    Director                                April 30, 1998
-----------------------
    James G. Groninger


/s/ STUART B. KATZ        Director                                April 30, 1998
-----------------------
    Stuart B. Katz



                      Cygne Designs, Inc. and Subsidiaries

                        Consolidated Financial Statements


                   Index to Consolidated Financial Statements


Consolidated Financial Statements

Report of Independent Auditors ...................................................................F-2

Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997 ..........................F-3
Consolidated Statements of Operations for Each of the Three
 Years in the Period Ended January 31, 1998 ......................................................F-4
Consolidated Statements of Stockholders' Equity
  for Each of the Three Years in the Period Ended January 31, 1998 ...............................F-5
Consolidated  Statements of Cash Flows for Each of the Three Years in the Period
  Ended January 31, 1998 .........................................................................F-6
Notes to Consolidated Financial Statements .......................................................F-8


Schedule

Schedule II - Valuation and Qualifying Accounts .................................................F-26

                         Report of Independent Auditors



Board of Directors and Stockholders
Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheets of Cygne Designs, Inc. and Subsidiaries as of January 31, 1998 and February 1, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries at January 31, 1998 and February 1, 1997 and the consolidated results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 ERNST & YOUNG LLP
New York, New York
April 6, 1998






                                       Cygne Designs, Inc. and Subsidiaries

                                            Consolidated Balance Sheets


                                                                                                  January     February
                                                                                                  31, 1998     1, 1997
                                                                                                  --------    --------
                                                                                           ($ In thousands, except share and
                                                                                                   per share amounts)
Assets
Current assets:
    Cash (includes restricted cash of $1,098 and $2,526
       at January 31, 1998 and February 1, 1997, respectively) ...............................   $  10,926    $  22,246
    Trade accounts receivable, net ...........................................................       6,012        7,239
    Inventory ................................................................................       4,012        5,109
    Other receivables and prepaid expenses ...................................................       1,979        3,795
                                                                                                 ---------    ---------
Total current assets .........................................................................      22,929       38,389

Fixed assets, net ............................................................................       3,972        6,041
Other assets .................................................................................         787          286
Goodwill, net ................................................................................       2,062        2,426
                                                                                                 ---------    ---------
Total assets .................................................................................   $  29,750    $  47,142
                                                                                                 =========    =========

Liabilities and stockholders' equity
 Current liabilities:
  Short-term borrowings ......................................................................   $   1,319    $   1,382
  Accounts payable ...........................................................................       3,348        4,382
  Accrued expenses ...........................................................................       6,636        6,816
  Income taxes payable .......................................................................       6,068        5,984
  Current portion of long-term debt ..........................................................        --            842
                                                                                                 ---------    ---------
Total current liabilities ....................................................................      17,371       19,406

Deferred rent credits ........................................................................        --            777
                                                                                                 ---------    ---------
Total liabilities ............................................................................      17,371       20,183

Stockholders' equity:
  Preferred Stock, $0.01 par value; 4,000,000
    shares authorized:  none issued and outstanding ..........................................        --           --
  Common Stock, $0.01 par value; 75,000,000 shares
    authorized:  12,438,038 shares issued and
    outstanding ..............................................................................         124          124
  Paid-in capital ............................................................................     120,918      120,918
  Accumulated deficit ........................................................................    (108,547)     (94,083)
  Foreign currency translation adjustment ....................................................        (116)        --
                                                                                                 ---------    ---------
Total stockholders' equity ...................................................................      12,379       26,959
                                                                                                 ---------    ---------
Total liabilities and stockholders' equity ...................................................   $  29,750    $  47,142
                                                                                                 =========    =========


See accompanying notes.



                      Cygne Designs, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                             Year ended
                                                 ----------------------------------
                                                  January     February     February
                                                 31, 1998     1, 1997       3, 1996
                                                 --------     --------     --------
                                              ($ In thousands, except per share amounts)
Net sales ...................................   $  43,379    $ 254,313   $ 540,063
Cost of goods sold ..........................      43,063      226,456     510,761
                                                ---------    ---------   ---------
Gross profit ................................         316       27,857      29,302
Selling, general and administrative
   expenses .................................      10,331       27,251      72,182
Provision for lease termination expenses ....       3,964         --          --
Gain from sale of Ann Taylor Woven
   Division and CAT .........................        --        (29,588)       --
Gain from sale of subsidiary, net ...........        --           --        (4,742)
Loss from sale of GJM business, net .........        --           --        31,239
Reorganization expense ......................        --          4,813        --
Write-off of goodwill .......................        --           --        48,949
Amortization of intangibles .................         364          364       3,425
                                                ---------    ---------   ---------
(Loss) income from operations ...............     (14,343)      25,017    (121,751)
Other income, principally from the gain on
   sale of Ann Taylor common stock ..........        --         (6,864)       --
Settlement of shareholder class
   action and related legal expenses ........        --          2,627        --
Interest (income) expense, net ..............         (83)       3,260       8,813
                                                ---------    ---------   ---------
(Loss) income before income taxes and
   minority interests .......................     (14,260)      25,994    (130,564)
Provision (benefit) for income taxes ........         204        7,117      (6,216)
                                                ---------    ---------   ---------
(Loss) income before minority interests .....     (14,464)      18,877    (124,348)
Income attributable to minority interests ...        --            961       1,710
                                                ---------    ---------   ---------
Net (loss) income ...........................   $ (14,464)   $  17,916   $(126,058)
                                                =========    =========   =========
Net (loss) income per share - basic .........   $   (1.16)   $    1.44   $  (10.04)
                                                =========    =========   =========
Weighted average number of common shares
   outstanding ..............................      12,438       12,438      12,550
                                                =========    =========   =========
Net (loss) income per share assuming dilution   $   (1.16)   $    1.44   $  (10.04)
                                                =========    =========   =========
Weighted average number of common shares
   and dilutive securities ..................      12,438       12,439      12,550
                                                =========    =========   =========

See accompanying notes.






                      Cygne Designs, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity


                                                    Common Stock                      Foreign       Retained
                                                ------------------                   Currency       Earnings
                                                Number of                Paid-In    Translation   (Accumulated
                                                 Shares     Amount       Capital     Adjustment      Deficit)      Total
                                                --------    ------       -------    -----------      -------       -----
Balance at January 28, 1995 ...............      12,980    $     130    $ 127,716    $    (213)     $  14,059    $ 141,692
   Receipt and retirement of Common Stock
    from sale of subsidiary ...............        (600)          (6)      (7,494)        --             --         (7,500)
   Issuance of Common Stock for purchases
    of companies ..........................          53         --            675         --             --            675
   Issuance of Common Stock upon exercise
    of stock options ......................           5         --             21         --             --             21
   Foreign currency translation adjustment         --           --           --            216           --            216
   Net loss for year ended February 3, 1996        --           --           --           --         (126,058)    (126,058)
                                                 ------    ---------    ---------    ---------      ---------    ---------
Balance at February 3, 1996 ...............      12,438          124      120,918            3       (111,999)       9,046
   Foreign currency translation adjustment         --           --           --             (3)          --             (3)
   Net income for year ended
    February 1, 1997 ......................        --           --           --           --           17,916       17,916
                                                 ------    ---------    ---------    ---------      ---------    ---------
Balance at February 1, 1997 ...............      12,438          124      120,918         --          (94,083)      26,959
   Foreign currency translation adjustment         --           --           --           (116)          --           (116)
   Net loss for year ended January 31, 1998        --           --           --           --          (14,464)     (14,464)
                                                 ------    ---------    ---------    ---------      ---------    ---------
Balance at January 31, 1998 ...............      12,438    $     124    $ 120,918    $    (116)     $(108,547)   $  12,379
                                                 ======    =========    =========    =========      =========    =========




See accompanying notes




                                       Cygne Designs, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows

                                                                                                   Year Ended
                                                                                       -----------------------------------
                                                                                       January       February     February
                                                                                       31, 1998      1, 1997      3, 1996
                                                                                       --------     ----------    --------
                                                                                               ($ in thousands)
Operating activities
Net (loss) income ..................................................................   $ (14,464)   $  17,916    $(126,058)
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
     Net gain from sale of Ann Taylor Woven
        Division and CAT ...........................................................        --        (29,588)        --
     Net gain from sale of subsidiary ..............................................        --           --         (4,742)
     Net loss from sale of GJM business ............................................        --           --         31,239
     Gain from sale of Ann Taylor Common Stock .....................................        --         (6,134)        --
     Write-off of goodwill .........................................................        --           --         48,949
     Depreciation and amortization .................................................       1,330        2,079        7,922
     Write-off of fixed assets .....................................................       1,857        1,359         --
     Provision for lease termination expense .......................................       2,107         --           --
     Rent expense not currently payable ............................................          57          190          751
     Bad debt expense ..............................................................        --           --          2,147
     Deferred income taxes .........................................................        --          6,154       (2,583)
     Income attributable to minority interests .....................................        --            961        1,710
     Changes in operating assets and liabilities:
       Trade accounts receivable ...................................................       1,227        6,605       14,883
       Inventory ...................................................................       1,097       17,462        9,589
       Other receivables and prepaid expenses ......................................       1,816        4,194        9,580
       Accounts payable ............................................................      (1,034)     (16,301)       2,474
       Accrued expenses ............................................................      (3,121)      (5,486)       4,579
       Income taxes payable ........................................................          84        2,145       (1,508)
                                                                                       ---------    ---------    ---------
Net cash (used in) provided by operating activities ................................      (9,044)       1,556       (1,068)

Investing activities
Purchase of fixed assets ...........................................................        (754)      (1,186)      (7,915)
Sale of fixed assets ...............................................................        --          2,089         --
Other assets .......................................................................        (501)         164           28
Cash proceeds from sale of Ann Taylor
   Woven Division and CAT ..........................................................        --          3,162         --
Proceeds from sale of Ann Taylor Common Stock ......................................        --         44,291         --
Sale of subsidiary, net ............................................................        --         12,500         (464)
Purchase of businesses, net of cash acquired .......................................        --           --         (3,830)
                                                                                       ---------    ---------    ---------
Net cash (used in) provided by investing activities ................................      (1,255)      61,020      (12,181)

Financing activities
Short-term borrowings, net .........................................................         (63)     (34,455)      (1,436)
Credit facility outstanding, net ...................................................        --         (8,945)       5,383
(Decrease) increase in long-term debt, net .........................................        (842)      (2,117)         315
Net proceeds from issuance of common stock .........................................        --           --             24
Investment by shareholder in subsidiary ............................................        --           --             32
                                                                                       ---------    ---------    ---------
Net cash (used in) provided by financing activities ................................        (905)     (45,517)       4,318

Effect of exchange rate changes on cash ............................................        (116)        (300)         216
                                                                                       ---------    ---------    ---------
Net (decrease) increase in cash ....................................................     (11,320)      16,759       (8,715)
Cash at beginning of period ........................................................      22,246        5,487       14,202
                                                                                       ---------    ---------    ---------
Cash at end of period ..............................................................   $  10,926    $  22,246    $   5,487
                                                                                       =========    =========    =========



                                       Cygne Designs, Inc. and Subsidiaries

                                 Consolidated Statements of Cash Flows (continued)


                                                                                           Year ended
                                                                               ------------------------------------
                                                                               January       February      February
                                                                               31, 1998       1, 1997      3, 1996
                                                                               --------      --------      --------
                                                                                        ($ in thousands)
Supplemental disclosures
Income taxes paid ............................................................   $  120       $  307       $2,335
Interest paid ................................................................     --          3,678        4,220
Exchange of Company common stock for acquisitions ............................     --           --            675
Receipt of Company common stock from sale of subsidiary ......................     --           --          7,500


See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                January 31, 1998




1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively, the "Company") are engaged in private label merchandising and manufacturing of woven and knit career and casual clothing for women.

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

                      Cygne Designs, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

REVENUE RECOGNITION

Revenues are recorded at the time of shipment of merchandise. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $109,381 and $1,542,000 at January 31, 1998 and February 1, 1997, respectively.

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

NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted income per share with basic and diluted income per share. Unlike primary income per share, basic income per share excludes any dilutive effects of options, warrants and convertible securities. All income (loss) per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements. In computing dilutive loss per share for the years ended January 31, 1998 and February 3, 1996, no effect has been given to outstanding options since the exercise of any of these items would have an antidilutive effect on net loss per share. For the year ended February 1, 1997, the dilutive effect of options outstanding using the treasury stock method increased the

                     Cygne Designs, Inc. and Subsidiaries

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

number of shares used in the calculation of income per share assuming dilution by 1,000 shares.

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

In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS 131, but the adoption of this Statement may increase the number of reported segments.

GOODWILL

Goodwill includes the excess of cost over fair value of net assets acquired. The remaining goodwill is being amortized on a straight-line basis over 10 years. Accumulated amortization at January 31, 1998 was approximately $1,584,000 and at February 1,1997 was approximately $1,220,000.

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

During fiscal 1995, management also took various actions to reverse a decline in FWM's remaining business. However, management determined that such actions were not having the desired results and eliminated all of the operations of FWM. The unamortized goodwill recorded in connection with the acquisition of FWM ($44,530,000) exceeded the undiscounted anticipated future operating cash flows over the remaining goodwill amortization period. Therefore, the FWM goodwill was written off.

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

In connection with the closing of the Ann Taylor Disposition, the Company entered into two 3-year consulting agreements with Ann Taylor for the services of Mr. Bernard Manuel, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Irving Benson, the Company's then President and a director, to facilitate the integration of CAT and the Division into Ann Taylor's operations. These agreements, which required an annual fee of $225,000 for the services of each of Messrs. Benson and Manuel, provided for automatic assignment to the consultant if his employment with the Company were terminated for any reason. Mr. Benson's consulting agreement was assigned to him in connection with his resignation as an officer and employee of the Company on November 29, 1996. Mr. Benson, who founded the Company's predecessor in 1975 and continued to serve on the Board of Directors of the Company, entered into a consulting agreement with the Company in November 1996 pursuant to which he provided services to Cygne with respect to design, development and merchandising matters and special projects. The consulting agreement between Mr. Benson and the Company was terminated in September 1997 and Mr. Benson resigned as a director of the Company on September 4, 1997. During 1997 the consulting agreement with Ann Taylor for the services of Mr. Manuel was bought out in consideration of the payment by Ann Taylor to the Company of approximately $477,000.

CAT and the Ann Taylor Woven Division accounted for approximately 67% and 43% of the Company's net sales for the years ended February 1, 1997 and February 3, 1996, respectively. If the sale of CAT and the Ann Taylor Woven Division had been consummated on February 4, 1996,

                     Cygne Designs, Inc. and Subsidiaries

2.   PURCHASES AND DISPOSITIONS OF COMPANIES (CONTINUED)

the Company would have had pro forma net sales of $84,756,000 for the year ended February 1, 1997. Pro forma gross profit for that year would have been $6,189,000. Pro forma loss from operations for that year would have been $15,503,000. Pro forma net loss for that year (excluding the gain on the Ann Taylor Disposition and on the subsequent sale of the Ann Taylor common stock) would have been $17,660,000. The pro forma net loss per share for that year would have been $1.42.

3.   REORGANIZATION EXPENSE

The reorganization expense in fiscal 1996 of $4,813,000 was the result of the downsizing of the Company and the redeployment of assets necessary to meet changes in continuing customer needs. The major components of this expense were costs in connection with early termination of leases for excess space outside of New York, disposition of related fixed assets, and severance costs related to the Company's then President's resignation as an officer and employee of the Company. All of such costs were paid prior to January 31, 1998.

4.   PROVISION FOR LEASE TERMINATION EXPENSES

In fiscal 1997, the Company provided for lease termination expenses of $3,964,000 as a result of the Company's decision to relocate from its existing New York Office and to seek substantially smaller New York office space. At January 31, 1998, $2,719,000 of this provision has not been paid.

5.   INVENTORY

Inventory consists of the following:
                                                          January    February
                                                         31, 1998    1, 1997
                                                         --------    --------
                                                           ($ In thousands)

Raw materials and Work-in-Process .....................   $3,593     $4,094
Finished goods ........................................      419      1,015
                                                          ------     ------
                                                          $4,012     $5,109
                                                          ======     ======

                     Cygne Designs, Inc. and Subsidiaries

6.   FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

                                              January   February    Estimated
                                             31, 1998   1, 1997    Useful Lives
                                             --------   -------    ------------

                                                     ($ In thousands)

Land and building ......................     $  902     $  900     20-30 years
Equipment, furniture, and fixtures .....      3,042      4,938     3-10 years
Leasehold improvements .................      1,088      2,329     Term of lease
Vehicles ...............................        194        230     3-5 years
                                             ------     ------
                                              5,226      8,397
Less accumulated depreciation
and amortization .......................      1,254      2,356
                                             ------     ------
                                             $3,972     $6,041
                                             ======     ======


7.   CREDIT FACILITIES

Since January 31, 1997 the Company has obtained letters of credit from domestic banks secured by a cash deposit from the Company. At January 31, 1998 and February 1, 1997 the Company had restricted cash at a bank of $1,098,000 and $2,526,000,respectively, to secure letters of credit.

In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations: borrowings against trade accounts receivable not to exceed $3,000,000; letters of credit not to exceed $3,000,000; overdraft facility not to exceed $500,000; borrowings against refundable Israeli VAT taxes not to exceed $450,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.5% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.25% over the LIBOR rate. Borrowings under this facility are subject to certain base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing and are secured by a lien on substantially all of the assets of the Israeli subsidiary. There can be no assurance that the bank will continue to make this facility available. At January 31, 1998, outstanding loans under this facility were $1,319,000 and letters of credit aggregating $508,000 had been issued.

During years 1996 and 1995 the Company had Credit Agreements with The Hongkong and Shanghai Banking Corporation Limited New York Branch ("HS Bank"). The HS Bank facilities were cross

                     Cygne Designs, Inc. and Subsidiaries

7.   CREDIT FACILITIES (CONTINUED)

guaranteed by Cygne and certain of its subsidiaries and were secured by a first lien on substantially all assets of the Company.

The Company had mortgages relating to a foreign office building which bore interest at LIBOR plus 2%. In January 1997, this building was sold and the mortgages of $842,000 at February 1, 1997 were converted to short-term debt which was repaid on April 30, 1997.

During fiscal 1996 the Company repaid the entire outstanding balance of $8,900,000 under its former trade credit facility which has been terminated.

8.   STOCK OPTIONS

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options

                     Cygne Designs, Inc. and Subsidiaries

8.   STOCK OPTIONS (CONTINUED)

equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation cost been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS No. 123, for the year ended January 31, 1998 the Company's net loss and net loss per share would have increased by $1,000 or $0.00 per share. For the year ended February 1, 1997 the Company's net income would have decreased by $322,000 or $0.03 per share. For the year ended February 3, 1996, net loss and net loss per share would have increased by $309,000 or $0.03 per share.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995: risk-free interest rate of 6%; volatility factor of the expected market price of the Company's common stock of 0.76 for January 31, 1998 and 0.82 for February 1, 1997 and February 3, 1996; expected life of 6 years; and a dividend yield of zero.

As any options granted in the future will also be subject to the fair value pro forma calculations, the pro forma adjustments for fiscal years 1997, 1996 and 1995 may not be indicative of future years.

The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1997, 1996 and 1995 is $0.34, $0.77 and $1.50, respectively.

Exercise prices for options issued between January 29, 1995 through January 31, 1998 ranged from $0.28 to $10. The weighted-average remaining contractual life of those options is 4.1 years.



                      Cygne Designs, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



8.    STOCK OPTIONS (CONTINUED)

The following summarizes stock option transactions:


                                                      Employee Stock                                     Non-Employee
                                                       Option Plan                                      Directors Plan
                                               -----------------------------                      --------------------------
                                                                                      Weighted
                                                                                       Average
                                                 Number           Exercise            Exercise      Number         Exercise
                                               of Shares         Price Range            Price     of Shares       Price Range
                                               ---------         -----------            -----     ---------       -----------
Options outstanding at January 28, 1995 ....    937,750          $2.00-$22.75                       48,000        $4.00-$23.50
Options granted in fiscal 1995 .............    589,500          $2.00-$10.00           $3.06        6,000        $3.25-$10.00
Options canceled in fiscal 1995 ............   (329,500)         $2/00-$22.75          $10.69      (20,500)       $4.00-$23.50
Options exercised in fiscal 1995 ...........     (5,250)         $4.00                  $4.00           --
                                              ---------                                            -------
Options outstanding at February 3, 1996 ....  1,192,500          $2.00-$22.75                       33,500        $3.25-$23.50
Options granted in fiscal 1996 .............     40,000          $1.00                  $1.00        4,000        $1.13-$1.75
Options canceled in fiscal 1996 ............   (512,000)         $2.00-$18.00           $5.50       (5,500)       $4.00-$22.50
                                              ---------                                            -------
Options outstanding at February 1, 1997 ....    720,500          $1.00-$22.75                       32,000        $1.13-$23.50
Options granted in fiscal 1997 .............         --                                              4,000        $0.28-$0.69
Options canceled in fiscal 1997 ............   (215,250)         $2.00-$22.75           $4.07           --
                                              ---------                                            -------
Options outstanding at January 31, 1998 ....    505,250          $1.00-$13.38                       36,000        $0.28-$23.50
                                              =========                                            =======
At January 31, 1998 options exercisable ....    505,250                                             30,500
                                              =========                                            =======


                                                                    Other Stock Option
                                                                       Arrangements
                                                             ------------------------------
                                                Weighted                                          Weighted
                                                Average                                            Average         Total
                                                Exercise       Number            Exercise         Exercise         Number
                                                 Price       of Shares          Price Range         Price         of Shares
                                                ------       ---------          -----------        -------        ---------
Options outstanding at January 28, 1995 ....                  165,000           $2.00-$22.50                     1,150,750
Options granted in fiscal 1995 .............     $7.75         67,500           $2.00               $2.00          663,000
Options canceled in fiscal 1995 ............    $17.81         (2,250)          $2.00-$22.50        $2.50         (352,250)
Options exercised in fiscal 1995 ...........                       --                     --                        (5,250)
                                                            ---------           ------------                     ---------
Options outstanding at February 3, 1996 ....                  230,250           $2.00-$22.50                     1,456,250
Options granted in fiscal 1996 .............     $1.44             --                                               44,000
Options canceled in fiscal 1996 ............     $7.64       (105,250)          $2.00               $2.00         (622,750)
                                                            ---------                                            ---------
Options outstanding at February 1, 1997 ....                  125,000           $2.00-$22.50                       877,500
Options granted in fiscal 1997 .............     $0.49             --                                                4,000
Options canceled in fiscal 1997 ............                       --                                             (215,250)
                                                            ---------                                            ---------
Options outstanding at January 31, 1998 ....                  125,000           $2.00-$22.50                       666,250
                                                            =========                                            =========
At January 31, 1998 options exercisable ....                  125,000                                              660,750
                                                            =========                                            =========

                      Cygne Designs, Inc. and Subsidiaries

9.   CONCENTRATIONS OF RISK

For the year ended January 31, 1998, The Limited, Inc. accounted for 65% of the Company's net sales and 65% of trade receivables at January 31, 1998. The Company expects sales to this customer to decrease in fiscal 1998.

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

10.  LEASES, COMMITMENTS AND LITIGATION

LEASES

The Company leases manufacturing and office facilities under operating lease agreements which expire through 2010. Future minimum lease payments under noncancellable operating leases are as follows:

                                                      ($ In thousands)
              Year ended:
                1998 ...................................  $   956
                1999 ...................................      880
                2000 ...................................      844
                2001 ...................................      844
                2002 ...................................      982
                Thereafter .............................    7,449
                                                          -------
                Total future minimum lease payments ....  $11,955
                                                          =======

Certain of the leases contain provisions for additional rent based upon increases in the operating costs of the premises, as defined.

Total rent expense under the operating leases for the years ended January 31, 1998, February 1, 1997 and February 3, 1996 amounted to approximately $1,036,000, $2,220,000 and $2,752,000, respectively.

                      Cygne Designs, Inc. and Subsidiaries

10.  LEASES, COMMITMENTS AND LITIGATION (CONTINUED)

For leases which contain free-rent periods and predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and includes the difference between the expense charged to income and amounts payable under the leases on the balance sheets in deferred rent credits.

The Company also has a contingent liability on leases assumed by Ann Taylor. Future minimum lease payments on these leases are as follows:

                                                              ($ In thousands)
   Year ended:
     1998 ......................................................  $ 1,171
     1999 ......................................................    1,176
     2000 ......................................................    1,221
     2001 ......................................................    1,267
     2002 ......................................................    1,267
     Thereafter ................................................   10,119
                                                                  -------
    Total future minimum lease payments ........................  $16,221
                                                                  =======

COMMITMENTS

The Company has employment agreements with certain officers and key employees through 1999. Future minimum aggregate annual payments under these agreements amount to approximately $1,466,000 in 1998 and $367,000 in 1999. As a result of the Ann Taylor Disposition, which constituted a "change in control" under certain of these agreements, certain officers are entitled to additional severance benefits if the Company fails to renew the employment agreement of such executive. In addition, certain of the officers and employees may receive additional compensation based upon the income, as defined, of the Company or one or more of its subsidiaries.

LITIGATION

On December 11, 1995, a shareholder class action complaint was filed against the Company, certain of the Company's officers and directors, Ernst & Young LLP, the underwriters of the Company's June 1994 secondary public offering of stock and certain financial analysts who followed the Company, in the United States District Court, Southern District of New York. The action was purportedly filed on behalf of a class of purchasers of that Company's stock during the period September 18, 1993 through April 28, 1995. The complaint sought unspecified money damages and alleged that the Company and the other defendants violated federal securities laws in connection with various public statements made by the Company and certain of

                     Cygne Designs, Inc. and Subsidiaries

10.  LEASES, COMMITMENTS AND LITIGATION (CONTINUED)

its officers and directors during the putative class period.

In January 1997, the Company and all defendants other than Ernst & Young LLP tentatively settled the class action subject to judicial approval. On July 30, 1997 the Court approved the settlement, which provided for an aggregate settlement amount of $5,750,000. The Company contributed approximately $2,100,000 to the settlement, which amount was placed in an escrow account in January 1997. The balance of the settlement fund came from insurance and from other parties to the litigation. The Company also incurred legal fees of approximately $500,000 in connection with this lawsuit. In May 1997, the Court granted Ernst & Young LLP's motion to dismiss the amended complaint, and denied the plaintiff's request for leave to file an amended complaint against Ernst & Young LLP.

The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 11 for information regarding tax audits.

11.  INCOME TAXES

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

                                                          Year Ended
                                                     -------------------
                                                     January    February
                                                     31, 1998    1, 1997
                                                     --------    -------
                                                       ($ In thousands)
Deferred tax assets:
     Capitalization of expenses ..................   $     51    $    102
     Inventory reserve ...........................       --           115
     Other reserves ..............................        924       2,105
     Net operating loss carryforwards ............     33,800      32,900
                                                     --------    --------
Subtotal .........................................     34,775      35,222
     Valuation allowance .........................    (34,775)    (35,222)
                                                     --------    --------
Total deferred tax assets ........................   $   --      $   --
                                                     ========    ========

                     Cygne Designs, Inc. and Subsidiaries

11.  INCOME TAXES (CONTINUED)

For financial reporting purposes, income before income taxes includes the following components:

                                              Year Ended
                             ------------------------------------------------
                             January           February              February
                             31, 1998           1, 1997              3, 1996
                             --------         ----------             --------
                                           ($ In thousands)
Pretax income:
  United States .........   $(13,901)          $  16,928            $ (126,384)
  Foreign ...............       (359)              9,066                (4,180)
                           ----------        -----------            ----------
                            $(14,260)          $  25,994            $ (130,564)
                            =========          =========            ==========


Significant components of the provision (benefit) for income taxes attributable to operations are as follows:

                                                       Year ended
                                           ------------------------------------
                                            January     February       February
                                           31, 1998      1, 1997        3, 1996
                                           --------    ----------      --------
                                                    ($ In thousands)
Current:
     Federal .......................       $    --       $   682        $(3,875)
     Foreign .......................            --           224            345
     State .........................           204           343           (103)
                                           -------       -------        -------
Total current ......................           204         1,249         (3,633)
                                           -------       -------        -------

Deferred:
     Federal .......................           --          4,367        (2,315)
     Foreign .......................           --            311             4
     State .........................           --          1,190          (272)
                                           -------       -------        -------
Total deferred .....................           --          5,868        (2,583)
                                           -------       -------        -------

Tax provision (benefit) ............       $   204       $ 7,117        $(6,216)
                                           =======       =======        =======






                     Cygne Designs, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




11.  INCOME TAXES (CONTINUED)

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                             Year Ended
                                              ---------------------------------------------------------------------------
                                                    January                    February                    February
                                                   31, 1998                     1, 1997                     3, 1996
                                              ------------------          -------------------        --------------------
                                                                          ($ In thousands)
Tax at U.S. statutory rates ................  $4,848       (34.0)%        $ 8,838        34.0%       $(44,392)      (34.0)%
Benefit of operating loss
    carryforward ...........................      --          --           (2,922)      (10.5)             --          --
Loss, no benefit provided ..................   4,848        34.0               --          --          15,916        12.2
State income taxes, net of
   federal tax benefit .....................     204         1.4            1,142         4.4            (248)       (0.2)
Lower effective income tax
   rates of foreign jurisdictions ..........      --          --             (235)       (0.9)          1,770         1.4
Amortization of intangibles ................      --          --              124         0.5           1,080         0.8
Goodwill written-off .......................      --          --               --          --          21,032          --
Other ......................................      --          --              170         0.7          (1,374)       (1.1)
                                              ------        ----          -------       -----        --------       -----
                                              $  204         1.4%         $ 7,117        28.2%       $ (6,216)       (4.8)%
                                              ======        ====          =======       =====        ========       =====


As of January 31, 1998, based upon tax returns filed and to be filed the Company expects to report a net operating loss carryforward for U.S. Federal income tax purposes of approximately $90,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2013.

As of January 31, 1998, based upon tax returns filed and to be filed the Company expects to report net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $60,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2013.

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

                     Cygne Designs, Inc. and Subsidiaries

11.  INCOME TAXES (CONTINUED)

The Company is subject to other ongoing tax audits in several jurisdictions. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position.

12.  GEOGRAPHIC SEGMENT INFORMATION

The Company operates primarily in one industry segment which includes the development, manufacturing and sales of women's apparel.

Net sales to unaffiliated customers and identifiable assets classified by geographic area, which was determined by where sales originated from and where identifiable assets were held, were as follows:




                                             Total              Total            Intersegment
                                              U.S.             Foreign           Eliminations                Total
                                             -----             -------           ------------                -----
                                                                    ($ In thousands)
YEAR ENDED JANUARY 31, 1998
Net sales ................................ $ 17,383            $27,497              $(1,501)                $ 43,379
Operating profit .........................  (14,270)               (73)                  --                  (14,343)
Identifiable assets ......................   20,145             13,558               (3,953)                  29,750

YEAR ENDED FEBRUARY 1, 1997
Net sales ................................ $228,461            $30,889              $(5,037)                $254,313
Operating profit .........................   16,137              8,880                   --                   25,017
Identifiable assets ......................   35,146             16,817               (4,821)                  47,142

YEAR ENDED FEBRUARY 3, 1996
Net sales ................................ $492,497            $55,349              $(7,783)                $540,063
Operating loss ........................... (120,668)            (1,083)                  --                 (121,751)
Identifiable assets ......................  107,465             24,221              (14,541)                 117,145


(a)  Net sales in the U.S. are primarily from imported goods.

(b) The intangible assets recognized in connection with acquisitions are included in identifiable assets in the U.S.

(c)  Total foreign amounts principally represent the Company's Asian operations.

                     Cygne Designs, Inc. and Subsidiaries

13.  EMPLOYEE BENEFIT PLANS

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

14. RELATED PARTY TRANSACTIONS

During the years ended January 31, 1998 and February 1, 1997, a company controlled by a shareholder paid the Company $292,000 and $793,000, respectively, for design fees and commissions.




                      Cygne Designs, Inc. and Subsidiaries

                Schedule II - Valuation and Qualifying Accounts


                                                  Balance at     Charged to
                                                 Beginning of     Costs and         Deductions          Balance at
            Description                            Period         Expenses          (Describe)*       End of Period
            -----------                          ------------    ----------         -----------       -------------
                                                                        ($ in thousands)
Reserves for returns and allowances:

     Year ended February 3, 1996 .............    $6,553          $23,293             $27,663             $2,183

     Year ended February 1, 1997 .............     2,183            8,896               9,537              1,542

     Year ended January 31, 1998 .............     1,542            1,526               2,959                109


* Sales returns and write-off of uncollectible amounts