Form 10-Q
period 1998-05-02
CYGNE DESIGNS INC
filed 1998-06-16
CIK 906782

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 2, 1998

                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________.

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


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value, 12,438,038 shares as of June 12, 1998.

================================================================================

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                 --------------

                               INDEX TO FORM 10-Q

PART I  FINANCIAL INFORMATION                                               PAGE
                                                                             NO.
                                                                            ----

Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at May 2, 1998
             and January 31, 1998 .........................................    3

          Condensed Consolidated Statements of Operations for
             the three months ended May 2, 1998 and May 3, 1997 ...........    4

          Condensed Consolidated Statement of Stockholders'
             Equity for the three months ended May 2, 1998 ................    5

          Condensed Consolidated Statements of Cash Flows for
             the three months ended May 2, 1998 and May 3, 1997 ...........    6

          Notes to Condensed Consolidated Financial Statements ............    7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................   10

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..................................   13

PART I. FINANCIAL INFORMATION

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                            May        January
                                                          2, 1998     31, 1998
                                                         ---------    ---------
                                                              (In thousands,
                                                          except share amounts)

ASSETS
Current assets:
  Cash (includes restricted cash of $2,500
    and $1,098 respectively)                             $  11,079    $  10,926
  Trade accounts receivable, net                             2,125        6,012
  Inventory                                                  3,544        4,012
  Other receivables and prepaid expenses                     2,824        1,979
                                                         ---------    ---------
Total current assets                                        19,572       22,929
Fixed assets, net                                            3,949        3,972
Other assets                                                   787          787
Goodwill, net                                                1,971        2,062
                                                         ---------    ---------
Total assets                                             $  26,279    $  29,750
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                   $   1,223    $   1,319
 Accounts payable                                            2,056        3,348
 Accrued expenses                                            5,901        6,636
 Income taxes payable                                        6,048        6,068
                                                         ---------    ---------
Total current liabilities                                   15,228       17,371

Stockholders' equity:
  Preferred stock, $0.01 par value;
   4,000,000 shares authorized: none
   issued and outstanding
  Common stock, $0.01 par value;
    75,000,000 shares authorized:
    12,438,038 shares issued and outstanding                   124          124
  Paid-in capital                                          120,918      120,918
  Accumulated deficit                                     (109,875)    (108,547)
  Foreign currency translation adjustment                     (116)        (116)
                                                         ---------    ---------
Total stockholders' equity                                  11,051       12,379
                                                         ---------    ---------
Total liabilities and stockholders' equity               $  26,279    $  29,750
                                                         =========    =========


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended
                                                        -----------------------
                                                           May            May
                                                         2, 1998        3, 1997
                                                        --------       --------
                                                            (In thousands,
                                                       except per share amounts)

Net sales                                               $  6,245       $  7,637
Cost of goods sold                                         6,483          8,296
                                                        --------       --------
Gross (loss)                                                (238)          (659)
Selling, general and administrative
  expenses                                                 1,016          3,876
Amortization of intangibles                                   91             91
                                                        --------       --------
(Loss) from operations                                    (1,345)        (4,626)
Interest (income) expense, net                               (50)           (95)
                                                        --------       --------
(Loss) before income taxes                                (1,295)        (4,531)
Provision for income taxes                                    33             51
                                                        --------       --------
Net (loss)                                              $ (1,328)      $ (4,582)
                                                        ========       ========
Net (loss) per share - basic                            $  (0.11)      $  (0.37)
                                                        ========       ========
Weighted average number of common
  shares outstanding                                      12,438         12,438
                                                        ========       ========
Net (loss) per share assuming dilution                  $  (0.11)      $  (0.37)
                                                        ========       ========
Weighted average number of common shares
  and dilutive securities                                 12,438         12,438
                                                        ========       ========


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                                     Common Stock                         Foreign
                                               ---------------------                     Currency
                                                 Number                    Paid-in      Translation    (Accumulated
                                               of Shares      Amount       Capital       Adjustment      Deficit)           Total
                                               ---------      ------       -------      -----------    ------------         -----
                                                                               (In thousands)

Balance at January 31, 1998 .............        12,438        $124        $120,918        $(116)        $(108,547)        $ 12,379
Net (loss) for the three
  months ended May 2, 1998 ..............            --          --              --           --            (1,328)          (1,328)
                                                 ------        ----        --------        -----         ---------         --------
Balance at May 2, 1998 ..................        12,438        $124        $120,918        $(116)        $(109,875)        $ 11,051
                                                 ======        ====        ========        =====         =========         ========


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            May           May
                                                          2, 1998       3, 1997
                                                         --------      --------
                                                              (In thousands)

OPERATING ACTIVITIES
Net (loss)                                               $ (1,328)     $ (4,582)
Adjustments to reconcile net (loss) to net cash
  provided by (used in) operating activities
   Depreciation and amortization                              123           265
   Rent expense not currently payable                          --            19
   Amortization of intangibles                                 91            91
   Changes in operating assets and liabilities:
     Trade accounts receivable                              3,887         1,624
     Inventory                                                468           992
     Other receivables and prepaid expenses                  (845)        1,852
     Accounts payable                                      (1,292)       (2,758)
     Accrued expenses                                        (735)         (822)
     Income taxes payable                                     (20)           51
                                                         --------      --------
Net cash provided by (used in) operating
  activities                                                  349        (3,268)

INVESTING ACTIVITIES
Purchase of fixed assets                                     (100)         (272)
Other assets                                                   --          (375)
                                                         --------      --------
Net cash used in investing activities                        (100)         (647)

FINANCING ACTIVITIES
Repayments of short-term borrowings, net                      (96)         (461)
                                                         --------      --------
Net cash used in financing activities                         (96)         (461)

Effect of exchange rate changes on cash                        --           (22)
                                                         --------      --------
Net increase (decrease) in cash                               153        (4,398)
Cash at beginning of period                                10,926        22,246
                                                         --------      --------
Cash at end of period                                    $ 11,079      $ 17,848
                                                         ========      ========
SUPPLEMENTAL DISCLOSURES
Income taxes paid                                        $     53      $     --
Interest paid                                                  61            68


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 2, 1998 (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 2, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended January 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998. The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date.

     The Company's fiscal year ends on the Saturday nearest to January 31.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted income per share with basic and diluted income per share. All
(loss) per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements. In computing dilutive loss per share for the three months ended May 2, 1998 and May 3, 1997, no effect has been given to outstanding options since the exercise of any of these items would have an antidilutive effect on net loss per share.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. In the first quarter of fiscal 1998 the Company adopted SFAS No. 130, which did not affect results of operations or financial position.

     Effective February 1, 1998, the Company adopted the Financial Accounting Stardards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement
131). Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating statements in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                             MAY 2, 1998 (UNAUDITED)


also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See note 6.

2. INVENTORY

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                                        May 2,    January 31,
                                                         1998        1998
                                                        ------    -----------
                                                           (In thousands)

Raw materials and Work-in-Process ................      $2,950       $3,593
Finished goods ...................................         594          419
                                                        ------       ------
                                                        $3,544       $4,012
                                                        ======       ======

3. CREDIT FACILITIES

     Since January 31, 1997 the Company has obtained letters of credit from domestic banks secured by a cash deposit from the Company. At May 2, 1998 and January 31, 1998 the Company had restricted cash at a bank of $2,500,000 and $1,098,000, respectively, to secure letters of credit.

     In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations: borrowings against trade accounts receivable not to exceed $3,000,000; letters of credit not to exceed $3,000,000; overdraft facility not to exceed $500,000; borrowings against refundable Israeli VAT taxes not to exceed $450,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.5% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.25% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing and are secured by a lien on substantially all of the assets of the Israeli subsidiary. There can be no assurance that the bank will continue to make this facility available. At May 2, 1998, outstanding loans under this facility were $1,223,000 and letters of credit aggregating $2,143,000 had been issued.

4. LITIGATION

     The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 5 for information regarding tax audits.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                             MAY 2, 1998 (UNAUDITED)


5. INCOME TAX AUDITS

     The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). To date, the IRS has informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16 million (including some penalties but not interest). The outcome of the audit of GJM
(US) Inc. cannot be predicted at this time. Although the Company is disputing the proposed adjustment and believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition.

     The Company is subject to other ongoing tax audits in several jurisdictions. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position.

6. GEOGRAPHIC SEGMENT INFORMATION

     The Company operates primarily in one industry segment which includes the development, manufacturing and sale of women's apparel.

     Net sales to unaffiliated customers and identifiable assets classified by geographic area, which were determined by where sales originated and where identifiable assets were held, were as follows:



                                    Total       Total    Intersegment
                                     U.S.      Foreign   Eliminations    Total
                                    -----      -------   ------------    -----
                                                 (In thousands)
FOR THE THREE MONTHS ENDED
MAY 2, 1998

  Net sales ....................   $ 1,575     $ 4,842     $  (172)    $ 6,245

  Operating (loss) .............      (708)       (637)       --        (1,345)

  Identifiable assets ..........    18,671      11,561      (3,953)     26,279


FOR THE THREE MONTHS ENDED
MAY 3, 1997

  Net sales ....................   $ 4,374     $ 3,856     $  (593)    $ 7,637

  Operating (loss) .............    (3,893)       (733)       --        (4,626)

  Identifiable assets ..........    28,175      14,458      (4,066)     38,567

----------

(a)  Net sales in the U.S. are primarily from imported goods.

(b) The intangible assets recognized in connection with acquisitions are included in identifiable assets in the U.S.

(c) Total foreign amounts principally represent the Company's Asian operations, except the operating loss in the first quarter of 1998 relates primarily to the Company's Central American operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

     Statements in this report concerning the Company's business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, a decline in demand for merchandise offered by the Company or changes and delays in customer delivery plans and schedules, significant regulatory changes, including increases in the rate of import duties or adverse changes in export quotas, dependence on a key customer, risk of operations and suppliers in foreign countries, competition, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended January 31, 1998. The Company assumes no obligation to update or revise any such forward-looking statements.

GENERAL

     During the first quarter of 1998 and of 1997 The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for 70% and 71%, respectively, of Cygne's net sales. Although Cygne has a long established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed direct sourcing departments. The Company expects sales to The Limited, Inc. to decrease in 1998 from 1997 sales levels.

     In December 1997, a limited partnership controlled by The Limited, Inc. sold its 734,319 shares of Cygne stock to Mr. Manuel, the Company's Chairman and Chief Executive Officer. Upon the closing of the transaction, The Limited, Inc. did not own any shares of Cygne stock.

     In June 1997 the Company announced that the license agreements entered into during the summer of 1996 with the Kenzo Group for the manufacture and distribution in the United States, Canada and Mexico of the Kenzo Studio and Kenzo Jeans ready-to-wear apparel lines had been terminated by mutual agreement. In connection with the termination the Kenzo Group returned the $400,000 in prepaid minimum royalty payments made on the signing of the license agreements and paid Cygne for certain raw materials related to the manufacture of Kenzo products.

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

RESULTS OF OPERATIONS

     The following table is derived from the Company's Condensed Consolidated Statements of Operations for the three months ended May 2, 1998 and May 3, 1997 and expresses for the periods certain data as a percentage of net sales.

                                                          Three Months Ended
                                                         --------------------
                                                         May 2,        May 3,
                                                          1998          1997
                                                         -----         -----
Net sales ........................................       100.0%        100.0%
                                                         =====         =====
Gross (loss) .....................................        (3.8)         (8.6)
Selling, general and administrative expenses .....        16.3          50.8
Amortization of intangibles ......................         1.5           1.2
                                                         -----         -----
(Loss) from operations ...........................       (21.6)        (60.6)


Interest (income) expense, net ...................        (0.8)         (1.2)
                                                         -----         -----
(Loss) before income taxes .......................       (20.8)        (59.4)
Provision for income taxes .......................         0.5           0.6
                                                         -----         -----
Net (loss) .......................................       (21.3)        (60.0)
                                                         =====         =====

   Net Sales

     Net sales for the first quarter of 1998 decreased by 18.2% to $6.2 million from $7.6 million for the comparable period in 1997. The $1.4 million decrease in net sales for the first quarter of 1998 was primarily attributable to a decrease in sales to divisions of The Limited, Inc. of $1.0 million.

   Gross (Loss)

     The first quarter of 1998 had gross loss of $0.2 million as compared to a gross loss of $0.6 million in the comparable period of 1997, for a reduction in gross loss of $0.4 million. The gross loss in the first quarter of 1998 was primarily attributable to lower-than-anticipated sales volume which resulted in the under-absorption of manufacturing overhead. The gross loss in the first quarter of 1997 was primarily attributable to a $0.5 million markdown on fabric purchased for Kenzo Jeans and Kenzo Studio brand name products.

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the first quarter of 1998 were $1.0 million, a decrease of $2.9 million or 74% from the comparable prior period in 1997. The decrease was primarily attributable to termination of the Kenzo Jeans and Kenzo Studio brand name business which had $1.9 million in start-up expenses in the comparable period in 1997 and a decrease in other expenses of $1.0 million as a result of the downsizing of the Company.

   Interest

     Net interest income for the first quarter of 1998 was $50,000 as compared to net interest income of $95,000 in the comparable period in 1997. The decrease was primarily attributable to a reduction in the Company's cash balance from the comparable period in 1997.

   Provision for Income Taxes

     The provision for income taxes primarily represents provisions for minimum state and federal income taxes. At January 31, 1998 the Company had net operating loss carryforwards of approximately $90 million, which may be used to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1997 the Company had historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

     Since February 1, 1997, the Company has not had a domestic credit facility. Since that date, Cygne has obtained letters of credit issued from domestic banks secured by a cash deposit from the Company. At May 2, 1998 the Company had restricted cash at a bank of $2.5 million as collateral for letters of credit.

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

There can be no assurance that the bank will continue to make this facility available. At May 2, 1998, outstanding loans under this facility were $1,223,000 and letters of credit aggregating $2,143,000 had been issued.

     Net cash provided by operating activities for the first quarter of 1998 was $0.4 million compared to net cash used in operating activities of $3.3 million in the comparable prior period of 1997.

     Prior to the sale of the Company's Ann Taylor sourcing business in September 1996 (the "Ann Taylor Disposition") the Company experienced liquidity pressures primarily as a result of the negative cash flow caused by the Company's operating losses. The Company believes that the remaining proceeds from the Ann Taylor Disposition have alleviated on a near term basis the liquidity pressures faced by the Company. However, the Company continues to have losses from operations and no assurances can be given that the Company will not experience liquidity pressures again in the future. The Company is continuing to review its business operations and expects to continue to incur additional costs in the future associated with the restructuring or downsizing of its operations.


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


                                       CYGNE DESIGNS, INC.
                                       (Registrant)


June 15, 1998                          By: /s/ BERNARD M. MANUEL
                                           ----------------------------------
                                           Bernard M. Manuel, Chairman of the
                                           Board and Chief Executive Officer


June 15, 1998                          By: /s/ ROY E. GREEN
                                           ----------------------------------
                                           Roy E. Green, Senior Vice President,
                                           Chief Financial Officer and Treasurer