Form 10-Q
period 1998-08-01
CYGNE DESIGNS INC
filed 1998-09-15
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 1, 1998

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________.

                           Commission File No. 0-22102

                               CYGNE DESIGNS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                   04-2843286
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1372 Broadway, New York, New York                        10018
---------------------------------------         ------------------------
(Address of principal executive offices)               (Zip Code)

                                 (212) 354-6474
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 par value, 12,438,038 shares as of September 11, 1998.


                                CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                             ----------

                                        INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION                                                                           PAGE
                                                                                                        NO.
                                                                                                       ----
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at August 1, 1998
           and January 31, 1998..........................................................................3

         Condensed Consolidated Statements of Operations for the three and six months ended August 1, 1998 and August 2, 1997.......................................................4

         Condensed Consolidated Statement of Stockholders' Equity for the six
           months ended August 1, 1998...................................................................5

         Condensed Consolidated Statements of Cash Flows for the six months ended August 1, 1998 and August 2, 1997.......................................................6

         Notes to Condensed Consolidated Financial Statements............................................7

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................................................11

PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.............................................16

Item 5. Other Information...............................................................................16

Item 6. Exhibits and Reports on Form 8-K................................................................16


                                                       2

PART I. FINANCIAL INFORMATION

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                                      August             January
                                                                                      1, 1998           31, 1998
                                                                                      -------           --------
                                                                                            (In thousands,
                                                                                         except share amounts)
ASSETS
Current assets:
  Cash (includes restricted cash of  $938 and $1,098,
    respectively) ..................................................................  $ 3,449            $10,926
  Trade accounts receivable, net ...................................................    5,621              6,012
  Inventory ........................................................................    8,303              4,012
  Other receivables and prepaid expenses ...........................................    1,657              1,979
                                                                                      -------            -------
Total current assets ...............................................................   19,030             22,929
Fixed assets, net ..................................................................    3,925              3,972
Other assets .......................................................................      787                787
Goodwill, net ......................................................................    1,880              2,062
                                                                                      -------            -------
Total assets .......................................................................  $25,622            $29,750
                                                                                      =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings ............................................................   $2,093             $1,319
  Accounts payable .................................................................    2,431              3,348
  Accrued expenses .................................................................    5,123              6,636
  Income taxes payable .............................................................    6,051              6,068
                                                                                      -------            -------
Total current liabilities ..........................................................   15,698             17,371

Stockholders' equity:
  Preferred stock, $0.01 par value; 4,000,000 shares
   authorized: none issued and outstanding
  Common stock, $0.01 par value; 75,000,000 shares
   authorized: 12,438,038 shares issued and outstanding ............................      124                124
  Paid-in capital ..................................................................  120,918            120,918
  Accumulated deficit .............................................................. (111,002)          (108,547)
  Foreign currency translation adjustment ..........................................     (116)              (116)
                                                                                      -------            --------
Total stockholders' equity .........................................................    9,924             12,379
                                                                                      -------            -------
Total liabilities and stockholders' equity .........................................  $25,622            $29,750
                                                                                      =======            =======

See accompanying notes.


                                     CYGNE DESIGNS, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                Three Months Ended                Six Months Ended
                                                             -----------------------          -----------------------
                                                              August          August           August          August
                                                             1, 1998         2, 1997          1, 1998         2, 1997
                                                             -------         -------          -------         -------
                                                                     (In thousands, except per share amounts)

Net sales .................................................  $ 8,509         $11,003          $14,754         $18,640
Cost of goods sold ........................................    8,110          10,907           14,593          19,203
                                                             -------         -------          -------         -------
Gross profit (loss) .......................................      399              96              161            (563)
Selling, general and administrative
  expenses ................................................    1,356           2,813            2,372           6,689
Amortization of intangibles ...............................       91              91              182             182
                                                             -------         -------          -------         -------
(Loss) from operations ....................................   (1,048)         (2,808)          (2,393)         (7,434)
Interest expense (income), net ............................        1             (54)             (49)           (149)
                                                             -------         -------          -------         -------
(Loss) before income taxes ................................   (1,049)         (2,754)          (2,344)         (7,285)
Provision for income taxes ................................       78              51              111             102
                                                             -------         -------          -------         -------
Net (loss) ................................................  $(1,127)        $(2,805)         $(2,455)        $(7,387)
                                                             =======         =======          =======         =======



Net (loss) per share - basic ..............................   $(0.09)         $(0.23)          $(0.20)         $(0.59)
                                                             =======         =======          =======         =======
Weighted average number of common
  shares outstanding ......................................   12,438          12,438           12,438          12,438
                                                             =======         =======          =======         =======
Net (loss) per share assuming dilution ....................   $(0.09)         $(0.23)          $(0.20)         $(0.59)
                                                             =======         =======          =======         =======
Weighted average number of common
 shares and dilutive securities ...........................   12,438          12,438           12,438          12,438
                                                             =======         =======          =======         =======


See accompanying notes.


                                               CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                     Common Stock                                Foreign
                               ------------------------                          Currency
                                 Number                               Paid-in   Translation      (Accumulated
                               of Shares         Amount               Capital    Adjustment        Deficit)            Total
                               ---------         ------               -------   -----------      ------------         -------
                                                                         (In thousands)
Balance at January 31,
 1998 .........................  12,438           $124                $120,918    $(116)         $ (108,547)          $12,379
Net (loss) for the six
 months ended August 1,
 1998 .........................    --              --                     --        --               (2,455)           (2,455)
                                 ------           ----                --------    -----          ----------           -------
Balance at August 1, 1998 .....  12,438           $124                $120,918    $(116)         $ (111,002)          $ 9,924
                                 ======           ====                ========    =====          ==========           =======

See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               Six Months Ended
                                                            --------------------
                                                              August     August
                                                             1, 1998    2, 1997
                                                            --------    --------
                                                                (In thousands)

OPERATING ACTIVITIES
Net (loss) ..............................................   $ (2,455)   $ (7,387)
Adjustments to reconcile net (loss) to net cash (used in)
 provided by  operating activities
     Depreciation and amortization ......................        249         535
     Rent expense not currently payable .................        --           38
     Amortization of intangibles ........................        182         182
     Changes in operating assets and liabilities:
        Trade accounts receivable .......................        391        (549)
        Inventory .......................................     (4,291)     (2,159)
        Other receivables and prepaid expenses ..........        322         776
        Accounts payable ................................       (917)       (741)
        Accrued expenses ................................     (1,513)     (1,311)
        Income taxes payable ............................        (17)         24
                                                            --------    --------
Net cash (used in) operating activities .................     (8,049)    (10,592)

INVESTING ACTIVITIES

Purchase of fixed assets ................................       (202)       (385)
Other assets ............................................        --         (521)
                                                            --------    --------
Net cash (used in) investing activities .................       (202)       (906)

FINANCING ACTIVITIES

Short-term borrowings, net ..............................        774         860
Repayments of long-term debt, net .......................        --         (842)
                                                            --------    --------
Net cash provided by financing activities ...............        774          18

Effect of exchange rate changes on cash .................        --          (26)
                                                            --------    --------
Net (decrease) in cash ..................................     (7,477)    (11,506)
Cash at beginning of period .............................     10,926      22,246
                                                            --------    --------
Cash at end of period ...................................   $  3,449    $ 10,740
                                                            ========    ========

SUPPLEMENTAL DISCLOSURES

Income taxes paid .......................................   $    128    $     78
Interest paid ...........................................        161         169

See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                           August 1, 1998 (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended January 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998. The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date.

     The Company's fiscal year ends on the Saturday nearest to January 31.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted income per share with basic and diluted income per share. All
(loss) per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements. In computing dilutive loss per share for the three and six months ended August 1, 1998 and August 2, 1997, no effect has been given to outstanding options since the exercise of any of these items would have an antidilutive effect on net loss per share.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Effective February 1, 1998 the Company adopted SFAS No. 130. The comprehensive loss for the three and six months ended August 1, 1998 was $1,127,000 and $2,455,000, respectively. The comprehensive loss for the three and six months ended August 2, 1997 was $2,809,000 and $7,413,000, respectively.

     Effective February 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                           August 1, 1998 (Unaudited)


that public business enterprises report information about operating statements in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See note 6.

2. INVENTORY

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                                      August           January
                                                     1, 1998          31, 1998
                                                     -------          --------
                                                          (In thousands)

     Raw materials and Work-in-Process............   $6,765           $3,593
     Finished goods ..............................    1,538              419
                                                     ------           ------
                                                     $8,303           $4,012
                                                     ======           ======

3. CREDIT FACILITIES

     Since January 31, 1997 the Company has obtained letters of credit from domestic banks secured by a cash deposit from the Company. At August 1, 1998 and January 31, 1998 the Company had restricted cash at a bank of $938,000 and $1,098,000, respectively, to secure letters of credit.

     In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations: borrowings against trade accounts receivable not to exceed $3,000,000; letters of credit not to exceed $3,000,000; overdraft facility not to exceed $500,000; borrowings against refundable Israeli VAT taxes not to exceed $450,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.5% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.25% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing and are secured by a lien on substantially all of the assets of the Israeli subsidiary. There can be no assurance that the bank will continue to make this facility available. At August 1, 1998, outstanding loans under this facility were $2,093,000 and letters of credit aggregating $2,108,000 had been issued.

4. LITIGATION

     The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 5 for information

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                           August 1, 1998 (Unaudited)


regarding tax audits.

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

     Net sales to unaffiliated customers and identifiable assets classified by geographic area, which were determined by where sales originated and where identifiable assets were held, were as follows:

                                               TOTAL         TOTAL         INTERSEGMENT
                                                U.S.        FOREIGN        ELIMINATIONS          TOTAL
                                            ---------      --------        ------------         --------
                                                                 (In thousands)
FOR THE SIX MONTHS ENDED AUGUST 1, 1998
Net sales ...............................   $  2,811       $ 13,204         $ (1,261)           $ 14,754
Operating (loss) ........................     (1,945)          (448)                              (2,393)
Identifiable assets .....................     11,741         13,881                               25,622

FOR THE THREE MONTHS ENDED AUGUST 1, 1998

Net sales ...............................   $  1,236       $  8,362         $ (1,089)           $  8,509
Operating (loss) income .................     (1,237)           189                               (1,048)


                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                           August 1, 1998 (Unaudited)




                                                             TOTAL       TOTAL    INTERSEGMENT
                                                              U.S.      FOREIGN   ELIMINATIONS    TOTAL
                                                           --------    --------   ------------   --------
FOR THE SIX MONTHS ENDED AUGUST 2, 1997
Net sales ..............................................   $  7,970    $ 11,817    $ (1,147)     $ 18,640
Operating (loss) .......................................     (6,379)     (1,055)                   (7,434)
Identifiable assets ....................................     18,375      20,192                    38,567


FOR THE THREE MONTHS ENDED AUGUST 2, 1997
Net sales ..............................................   $  3,596    $  7,961    $   (554)     $ 11,003
Operating (loss) .......................................     (2,486)       (322)                   (2,808)


Net sales in the U.S. are primarily from imported goods.

The intangible assets recognized in connection with acquisitions are included in identifiable assets in the U.S.

Total foreign amounts principally represent the Company's Asian operations, except the operating losses in the first six months of 1998 relate primarily to the Company's Central American operations. The Company's foreign operating income for the three months ended August 1, 1998 represents operating income from the Company's Asian operations, partially offset by operating losses at the Company's Central American operations.

During the three months and six months ended August 1, 1998 The Limited, Inc.
  (consisting of The Limited Stores and Lerner) accounted for 46% and 57%, respectively, of the Company's net sales. During the three months and six months ended August 2, 1997, The Limited, Inc. accounted for 71% and 64%, respectively, of the Company's net sales.

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

General

     During the three months and six months ended August 1, 1998 The Limited, Inc. (consisting of The Limited Stores and Lerner) accounted for 46% and 57%, respectively, of Cygne's net sales. During the three months and six months ended August 2, 1997, The Limited, Inc. accounted for 71% and 64%, respectively, of Cygne's net sales. Although Cygne has a long established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed direct sourcing departments. The Company expects sales to The Limited, Inc. to decrease in 1998 from 1997 sales levels.

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

     The apparel industry is highly competitive and historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on the Company's business. The Company believes that the weakness in retail sales of women's apparel adversely affected its operating results. The effect of these factors has been increased competition and reduced operating margins for both the retailers and their suppliers. Retailers, including customers of the Company, are increasingly developing and sourcing private label products themselves rather than utilizing outside vendors like the Company.

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

     The Company has determined that it will be required to replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company continues to have communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company presently believes that with modifications to existing software and conversions to new software, the cost of which is not expected to be material to the Company's results of operations or financial position, the Year 2000 will not pose significant operations problems for its computer systems. The Company will use both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse effect on the operations of the Company. Likewise, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems.

RESULTS OF OPERATIONS

     The following table is derived from the Company's Condensed Consolidated Statements of Operations for the three and six months ended August 1, 1998 and August 2, 1997 and expresses for the periods certain data as a percentage of net sales.


                                                           Three Months Ended     Six Months Ended
                                                           ------------------    -----------------
                                                            August    August      August    August
                                                           1, 1998   2, 1997     1, 1998   2, 1997
                                                           -------   -------     -------   -------
Net sales .............................................     100.0%    100.0%      100.0%    100.0%
                                                            =====     =====       =====     =====
Gross profit (loss) ...................................       4.7       0.9         1.1      (3.0)
Selling, general and administrative expenses ..........      15.9      25.6        16.1      35.9
Amortization of intangibles ...........................       1.1       0.8         1.2       1.0
                                                            -----     -----       -----     -----
(Loss) from operations ................................     (12.3)    (25.5)      (16.2)    (39.9)
Interest expense (income), net ........................       0.0      (0.5)       (0.3)     (0.8)
                                                            -----     -----       -----     -----
(Loss) before income taxes ............................     (12.3)    (25.0)      (15.9)    (39.1)
Provision for income taxes ............................       0.9       0.5         0.8       0.5
                                                            -----     -----       -----     -----
Net (loss) ............................................     (13.2)    (25.5)      (16.7)    (39.6)
                                                            =====     =====       =====     =====


Net Sales

     Net sales for the second quarter of 1998 decreased by $2.5 million or 22.7% to $8.5 million from $11.0 million for the comparable period in 1997. Net sales for the first six months of 1998 were $14.8 million, a decrease of $3.9 million or 20.8% from $18.6 million in the comparable period in 1997. The decreases in net sales for the second quarter and the first six months of 1998 were primarily attributable to decreases in sales to divisions of The Limited, Inc. of $2.6 million and $3.6 million, respectively.

Gross Profit (Loss)

     Gross profit for the second quarter of 1998 was $399,000, an increase of $303,000 or 316% from $96,000 in the comparable period in 1997. Gross profit for the first six months of 1998 was $161,000, an increase of $724,000 from a gross loss of $563,000 in the comparable period in 1997. The increased gross profit in the second quarter of 1998 compared to the comparable period in 1997 was primarily attributable to higher gross margins, offset by the lower-than-anticipated sales volume during May and June which resulted in the under-absorption of manufacturing overhead at the Company's Central American operation. The increased gross profit for the first six months of 1998 compared to the comparable period in 1997 was primarily attributable to higher gross margins offset by the lower-than-anticipated sales volume for the period February through June which resulted in the under-absorption of manufacturing overhead at the Company's Central American operation. The gross loss in the first six months of 1997 was primarily attributable to a $0.5 million markdown on fabric purchased for Kenzo Jeans and Kenzo Studio brand name products.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the second quarter of 1998 were $1.4 million, a decrease of $1.5 million or 52% from the $2.8 million in the comparable period in 1997. Selling, general and administrative expenses for the first six months of 1998 were $2.4 million, a decrease of $4.3 million or 65% from $6.7 million in the comparable period in 1997. The decreases for the second quarter and the first six months of 1998 were primarily attributable to termination of the Kenzo Jeans and Kenzo Studio brand name business which had $1.0 million and $2.9 million in start-up expenses in the second quarter and first six months of 1997 and a decrease in other expenses of $457,000 in the second quarter and $1.4 million in the first six months of 1998, respectively, as a result of the downsizing of the Company.

Interest

     Net interest expense for the second quarter of 1998 was $1,000, compared to net interest income of $54,000 in the comparable period in 1997. Net interest income for the first six months of 1998 was $49,000, compared to $149,000 in the comparable period in 1997. The decrease in net interest income for 1998 as compared to 1997 was primarily attributable to a reduction in the Company's cash balance which was used to fund the Company's losses.

Provision for Income Taxes

     The provision for income taxes primarily represents provisions for minimum United States federal income and state taxes and taxes payable to foreign countries for income earned in the foreign countries . At January 31, 1998 the Company had net operating loss carryforwards of approximately $90 million, which may be used to offset future United States taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1997 the Company had historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

     Since February 1, 1997, the Company has not had a domestic credit facility. Since that date, Cygne has obtained letters of credit issued from domestic banks secured by a cash deposit from the Company. At August 1, 1998 the Company had restricted cash at a bank of $938,000 as collateral for letters of credit.

     In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations: borrowings against trade accounts receivable not to exceed $3,000,000; letters of credit not to exceed $3,000,000; overdraft facility not to exceed $500,000; borrowings against refundable Israeli VAT taxes not to exceed $450,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.5% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.25% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing, and are secured by a lien on substantially all of the assets of the Israeli subsidiary. There can be no assurance that the bank will continue to make this facility available. Termination by the bank of this facility could have a material adverse effect on the Company's financial condition and results of operations. At August 1, 1998, outstanding loans under this facility were $2.1 million and letters of credit aggregating $2.1 million had been issued.

     Net cash used in operating activities for the first six months of 1998 was $8.0 million compared to net cash used in operating activities of $10.6 million in the comparable prior period of 1997. The decrease in net cash used in operating activities is attributable to the reduction in operating loss of $4.6 million, offset by higher inventories of $2.1 million.

     Prior to the sale of the Company's Ann Taylor sourcing business in September 1996 (the "Ann Taylor Disposition") the Company experienced significant liquidity pressures primarily as a result of the negative cash flow caused by the Company's operating losses. Although the proceeds from the Ann Taylor Disposition alleviated the liquidity pressures then faced by the Company, the Company continues to have losses from operations. If the Company is unable to eliminate its operating losses, the Company will face the significant liquidity pressures previously experienced which would adversely affect the Company's financial condition and results of operations. The Company is continuing to review its business operations and expects to continue to incur additional costs in the future associated with the restructuring or downsizing of its operations.

PART II OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

     a. The Annual Meeting of Stockholders of Cygne Designs, Inc. was held on July 1, 1998.

     c. The following persons, comprising the entire board of directors, were elected at the Annual Meeting pursuant to the following vote tabulation:

      Name                                          Votes For     Votes Withheld
      ----                                         ----------     --------------
James G. Groninger ..............................  10,339,292         456,724
Stuart B. Katz ..................................  10,339,792         456,224
Bernard M. Manuel ...............................  10,339,792         456,224

Item 5. Other Information

     The Company has entered into an arrangement with Mr. Gary Smith pursuant to which, effective June 30, 1998, he resigned as Senior Vice President - Manufacturing of the Company but is continuing to provide certain consulting services with respect to the Company's Guatemalan manufacturing operations. As a result of the termination of his employment Mr. Smith became entitled to severance payments equal in the aggregate to one year's salary.

     Pursuant to newly adopted rules of the Securities and Exchange Commission, any stockholder who intends to present a proposal at the Company's 1999 Annual Meeting of Stockholders without requesting the Company to include such proposal in the Company's proxy statement should be aware that he must notify the Company not later than April 20, 1999 of his intention to present the proposal. Otherwise, the Company may exercise discretionary voting with respect to such stockholder proposal pursuant to authority conferred on the Company by proxies to be solicited by the Board of Directors of the Company and delivered to the Company in connection with the meeting.

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

                                       CYGNE DESIGNS, INC.
                                       (Registrant)

September 14, 1998                     By: /s/ BERNARD M. MANUEL
                                           ------------------------------------
                                           Bernard M. Manuel, Chairman of the
                                           Board and Chief Executive Officer

September 14, 1998                     By: /s/ ROY E. GREEN
                                           ------------------------------------
                                           Roy E. Green, Senior Vice President,
                                           Chief Financial Officer and Treasurer