Form 10-Q
period 1998-10-31
CYGNE DESIGNS INC
filed 1998-12-15
CIK 906782

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

                 For the quarterly period ended October 31, 1998

                                       or

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                           Commission File No. 0-22102



                               CYGNE DESIGNS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                           04-2843286
     -------------------------------                         -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


   1372 BROADWAY, NEW YORK, NEW YORK                               10018
----------------------------------------                         ----------
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

     Common Stock, $.01 par value, 12,438,038 shares as of December 11, 1998.

================================================================================

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                   ----------

                               INDEX TO FORM 10-Q



                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets at October 31, 1998
              and January 31, 1998........................................   3

            Condensed Consolidated Statements of Operations
              for the three and nine months ended October 31, 1998
              and November 1, 1997........................................   4

            Condensed Consolidated Statement of Stockholders' Equity
              for the nine months ended October 31, 1998..................   5

            Condensed Consolidated Statements of Cash Flows for the
              nine months ended October 31, 1998 and November 1, 1997.....   6

            Notes to Condensed Consolidated Financial Statements..........   7

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................  11


PART II. OTHER INFORMATION

Item 5. Other Information.................................................  17

Item 6. Exhibits and Reports on Form 8-K..................................  17


PART I. FINANCIAL INFORMATION

                              CYGNE DESIGNS, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      October 31,    January 31,
                                                                         1998           1998
                                                                      ---------      ---------
                                                                           (In thousands,
                                                                        except share amounts)

ASSETS

Current assets:
  Cash (includes restricted cash of  $1,699 and
    $1,098, respectively) .......................................     $   3,366      $  10,926
  Trade accounts receivable, net ................................         6,030          6,012
  Inventory .....................................................         7,043          4,012
  Other receivables and prepaid expenses ........................         1,102          1,979
                                                                      ---------      ---------
Total current assets ............................................        17,541         22,929
Fixed assets, net ...............................................         3,819          3,972
Other assets ....................................................           977            787
Goodwill, net ...................................................         1,789          2,062
                                                                      ---------      ---------
Total assets ....................................................     $  24,126      $  29,750
                                                                      =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings .........................................     $   3,020      $   1,319
  Accounts payable ..............................................         1,537          3,348
  Accrued expenses ..............................................         5,071          6,636
  Income taxes payable ..........................................         6,058          6,068
                                                                      ---------      ---------
Total current liabilities .......................................        15,686         17,371

Stockholders' equity:
  Preferred stock, $0.01 par value; 4,000,000 shares
    authorized: none issued and outstanding .....................          --             --
  Common stock, $0.01 par value; 75,000,000 shares
    authorized: 12,438,038 shares issued and outstanding ........           124            124
  Paid-in capital ...............................................       120,918        120,918
  Accumulated deficit ...........................................      (112,486)      (108,547)
  Foreign currency translation adjustment .......................          (116)          (116)
                                                                      ---------      ---------
Total stockholders' equity ......................................         8,440         12,379
                                                                      ---------      ---------
Total liabilities and stockholders' equity ......................     $  24,126      $  29,750
                                                                      =========      =========

                                    See accompanying notes.


                                     CYGNE DESIGNS, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    Three Months Ended            Nine Months Ended
                                                --------------------------    --------------------------
                                                October 31,    November 1,    October 31,    November 1,
                                                   1998           1997           1998           1997
                                                ----------     -----------    -----------    -----------
                                                        (In thousands, except per share amounts)

Net sales ...................................    $ 13,158       $ 15,729       $ 27,912       $ 34,369
Cost of goods sold ..........................      13,470         14,026         28,063         33,229
                                                 --------       --------       --------       --------
Gross (loss) profit .........................        (312)         1,703           (151)         1,140
Selling, general and administrative
  expenses ..................................       1,108          2,296          3,480          8,985
Provision for lease termination
  expenses ..................................        --            3,566           --            3,566
Amortization of intangibles .................          91             91            273            273
                                                 --------       --------       --------       --------
(Loss) from operations ......................      (1,511)        (4,250)        (3,904)       (11,684)
Interest (income) expense, net ..............        (134)           (12)          (183)          (161)
                                                 --------       --------       --------       --------
(Loss) before income taxes ..................      (1,377)        (4,238)        (3,721)       (11,523)
Provision for income taxes ..................         107             51            218            153
                                                 --------       --------       --------       --------
Net (loss) ..................................    $ (1,484)      $ (4,289)      $ (3,939)      $(11,676)
                                                 ========       ========       ========       ========
Net (loss) per share -- basic ...............    $  (0.12)      $  (0.34)      $  (0.32)      $  (0.94)
                                                 ========       ========       ========       ========
Weighted average number of common
  shares outstanding ........................      12,438         12,438         12,438         12,438
                                                 ========       ========       ========       ========
Net (loss) per share assuming dilution ......    $  (0.12)      $  (0.34)      $  (0.32)      $  (0.94)
                                                 ========       ========       ========       ========
Weighted average number of common
  shares and dilutive securities ............      12,438         12,438         12,438         12,438
                                                 ========       ========       ========       ========


                                           See accompanying notes.

                                          CYGNE DESIGNS, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                              Common Stock                       Foreign
                                         --------------------                    Currency
                                          Number                    Paid-in    Translation   (Accumulated
                                         of Shares     Amount       Capital     Adjustment      Deficit)         Total
                                         ---------     ------      --------     ----------   -------------      -------
                                                                       (In thousands)

Balance at January 31, 1998 ..........     12,438       $124       $120,918       $(116)       $(108,547)       $12,379
Net (loss) for the nine months
  ended October 31, 1998 .............        --         --            --           --            (3,939)       (3,939)
                                           ------       ----       --------       -----        ---------        -------
Balance at October 31, 1998 ..........     12,438       $124       $120,918       $(116)       $(112,486)       $ 8,440
                                           ======       ====       ========       =====        =========        =======

                                                 See accompanying notes.

                  CYGNE DESIGNS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Nine Months Ended
                                                        ------------------------
                                                        October 31,  November 1,
                                                           1998         1997
                                                        ----------  -----------
                                                             (In thousands)
OPERATING ACTIVITIES

Net (loss) ...........................................   $ (3,939)    $(11,676)
Adjustments to reconcile net (loss) to net cash
  (used in) operating activities
    Depreciation and amortization ....................        380          819
    Provision for lease termination expenses .........       --          1,857
    Write-off of fixed assets ........................       --          1,709
    Rent expense not currently payable ...............       --             57
    Amortization of intangibles ......................        273          273
    Changes in operating assets and liabilities:
       Trade accounts receivable .....................        (18)      (3,718)
       Inventory .....................................     (3,031)         893
       Other receivables and prepaid expenses ........        877        1,779
       Accounts payable ..............................     (1,811)        (558)
       Accrued expenses ..............................     (1,565)      (2,187)
       Income taxes payable ..........................        (10)          41
                                                         --------     --------
Net cash (used in) operating activities ..............     (8,844)     (10,711)


INVESTING ACTIVITIES

Purchase of fixed assets .............................       (227)        (674)
Other assets .........................................       (190)        (500)
                                                         --------     --------
Net cash (used in) investing activities ..............       (417)      (1,174)


FINANCING ACTIVITIES

Short-term borrowings, net ...........................      1,701          246
Repayments of long-term debt, net ....................       --           (842)
                                                         --------     --------
Net cash provided by (used in) financing
  activities .........................................      1,701         (596)
Effect of exchange rate changes on cash ..............       --           (115)
                                                         --------     --------
Net (decrease) in cash ...............................     (7,560)     (12,596)
Cash at beginning of period ..........................     10,926       22,246
                                                         --------     --------
Cash at end of period ................................   $  3,366     $  9,650
                                                         ========     ========

SUPPLEMENTAL DISCLOSURES

Income taxes paid ....................................        $228         $112
Interest paid ........................................         201          188


                            See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 1998 (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended January 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998. The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date.

     The Company's fiscal year ends on the Saturday nearest to January 31.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted income per share with basic and diluted income per share. All
(loss) per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements. In computing dilutive loss per share for the three and nine months ended October 31, 1998 and November 1, 1997, no effect has been given to outstanding options since the exercise of any of these items would have an antidilutive effect on net loss per share.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Effective February 1, 1998 the Company adopted SFAS No. 130. The comprehensive loss for the three and nine months ended October 31, 1998 was $1,484,000 and $3,939,000, respectively. The comprehensive loss for the three and nine months ended November 1, 1997 was $4,378,000 and $11,792,000, respectively.


     Effective February 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                          October 31, 1998 (Unaudited)


of an Enterprise and Related Information", which supersedes SFAS Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 established standards for the way that public business enterprises report information about operating statements in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See note 6.

2. INVENTORY

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                                October 31,   January 31,
                                                   1998          1998
                                                ----------    ----------
                                                      (In thousands)

       Raw materials and Work-in-Process......    $5,633        $3,593
       Finished goods ........................     1,410           419
                                                  ------        ------
                                                  $7,043        $4,012
                                                  ======        ======

3. CREDIT FACILITIES

     Since January 31, 1997 the Company has obtained letters of credit from domestic banks secured by a cash deposit from the Company. At October 31, 1998 and January 31, 1998 the Company had restricted cash at a bank of $1,699,000 and $1,098,000, respectively, to secure letters of credit.

     In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations (as modified from time to time and currently in effect): borrowings against trade accounts receivable not to exceed $3,250,000; letters of credit not to exceed $3,250,000; overdraft facility not to exceed $500,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.5% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.25% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing and are secured by a lien on substantially all of the assets of the Israeli subsidiary. There can be no assurance that the bank will continue to make this facility available. At October 31, 1998, outstanding loans under this facility were $2,876,000 and letters of credit aggregating $1,399,000 had been issued.

     In September 1998 the Israeli bank made an additional $150,000 loan to the Company's Israeli subsidiary which is also secured by a lien on its assets. The principal payments under this loan are due in twenty-four monthly installments of $6,250 starting in October 1998 and the loan bears interest of

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                      October 31, 1998 (Unaudited)


7.2% payable monthly. At October 31, 1998 the outstanding balance was $144,000.


4. LITIGATION

     The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 5 for information regarding tax audits.

5. INCOME TAX AUDITS

     The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). To date, the IRS has informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16 million (including penalties but not interest). The outcome of the audit of GJM (US) Inc. cannot be predicted at this time. Although the Company is disputing the proposed adjustment and believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition.

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

     Net sales to unaffiliated customers and identifiable assets classified by geographic area, which were determined by where sales originated and where identifiable assets were held, were as follows:


                                        TOTAL      TOTAL   INTERSEGMENT
                                         U.S.    FOREIGN   ELIMINATIONS   TOTAL
                                        -----    -------   ------------   -----
                                                  (In thousands)

FOR THE NINE MONTHS ENDED
  OCTOBER 31, 1998
Net sales ..........................   $7,669     $24,055    $(3,812)   $27,912
Operating (loss) ...................   (2,698)     (1,206)               (3,904)
Identifiable assets ................   11,747      12,379                24,126

FOR THE THREE MONTHS ENDED
  OCTOBER 31, 1998
Net sales ..........................   $4,858      $10,851   $(2,551)   $13,158
Operating (loss) ...................     (753)        (758)              (1,511)

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                          October 31, 1998 (Unaudited)



                                        TOTAL      TOTAL   INTERSEGMENT
                                         U.S.    FOREIGN   ELIMINATIONS   TOTAL
                                        -----    -------   ------------   -----
                                                  (In thousands)

FOR THE NINE MONTHS ENDED
  NOVEMBER 1, 1997
Net sales ..........................  $13,830     $21,779    $(1,240)   $34,369
Operating (loss) income ............  (11,815)        131               (11,684)
Identifiable assets ................   15,802      18,015                33,817

FOR THE THREE MONTHS ENDED
  NOVEMBER 1, 1997
Net sales ..........................  $ 5,860     $ 9,962     $  (93)   $15,729
Operating (loss) income ............   (5,436)      1,186                (4,250)

----------

Net  sales in the U.S. are primarily from imported goods.

The intangible assets recognized in connection with acquisitions are included in identifiable assets in the U.S.

Foreign net sales and identifiable assets principally represent the Company's
     Asian operations. Foreign operating loss for the three and nine months ended October 31, 1998 represents operating income from the Company's Asian operations, offset by operating losses at the Company's Central American operations of $1,700,000 and $2,900,000, respectively.

Foreign operating income for the three and nine months ended November 1, 1997 represents operating income from the Company's Asian operations, partially offset by operating losses at the Company's Central American operations of $116,000 and $417,000, respectively.

During the three months and nine months ended October 31, 1998 The Limited, Inc.
     (consisting of The Limited Stores and Lerner) accounted for 59% and 58%, respectively, of the Company's net sales. During the three months and nine months ended November 1, 1997, The Limited, Inc. accounted for 67% and 65%, respectively, of the Company's net sales.

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

     GENERAL

     During the three months and nine months ended October 31, 1998 The Limited, Inc. (consisting of The Limited Stores and Lerner) accounted for 59% and 58%, respectively, of Cygne's net sales. During the three months and nine months ended November 1, 1997, The Limited, Inc. accounted for 67% and 65%, respectively, of Cygne's net sales. Although Cygne has a long established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed direct sourcing departments. The Company expects sales to The Limited, Inc. to decrease in 1998 from 1997 sales levels.

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

     During the third quarter and first nine months ended October 31,1998, the Company had gross loss of $312,000 and $151,000, respectively, and loss from operations of $1.5 million and $3.9 million, respectively. In connection with the Company's continuing review of its business operations, the Company has during 1998 significantly reduced its selling, general and administrative expenses. During the third quarter of 1998 the Company took additional steps to improve its future operating results, particularly with respect to its Central American operations, including the reduction of its workforce at its factory in Guatemala from 1,009 to 555 employees. Although no assurances can be given, the Company believes that the actions it has taken will improve its gross margins and cash flow from operations and lead to the elimination of its operating losses. Further, although no assurances can be given, the Company believes that cash on hand, the credit facilities available to one of the Company's operating subsidiaries in Israel and expected internally generated funds will be sufficient to meet its operating needs and anticipated capital expenditures for the next twelve months.

     However, the Company's actual financial performance during the fourth quarter of 1998 and the next twelve months will depend upon a variety of factors, including, among other things, the amount of sales to The Limited, Inc., the continuing availability of the Israeli credit facilities and a successful conclusion to the ongoing effort to negotiate a satisfactory sublease or termination of the lease for the Company's New York headquarters, as to which no assurances can be given. If as a result of any of the foregoing factors or otherwise the Company is unable to eliminate its operating losses, the Company will face severe liquidity pressures in the next twelve months which would adversely affect the Company's financial condition and results of operations. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring or downsizing of its operations.

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

     The Company has determined that it will be required to replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company continues to have communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 will not pose significant operations problems for its computer systems. The Company, using both internal and external resources, has begun to upgrade, replace and test its computer systems and equipment so as to be able to operate without disruption due to Year 2000 issues. The Company expects to complete its remediation efforts by mid 1999. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse effect on the operations of the Company. Likewise, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems.

     The cost of the Year 2000 systems evaluation and remediation is being funded through operating cash flows and the Company is expensing these costs. While the total cost to obtain Year 2000 compliance is not known at this time, the Company currently expects the cost to be less than $20,000, of which less than half had been expended through October 31, 1998. The actual cost, however, could exceed this estimate. These costs are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

     The following table is derived from the Company's Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 1998 and November 1, 1997 and expresses for the periods certain data as a percentage of net sales.

                                          Three Months Ended         Nine Months Ended
                                       ------------------------  -------------------------
                                       October 31,  October 31,  October 31,   November 1,
                                          1998         1997         1998          1997
                                       -----------  -----------  ------------  -----------
Net sales ...........................     100.0%       100.0%       100.0%        100.0%
                                          =====        =====        =====         =====
Gross (loss) profit .................      (2.4)        10.8         (0.5)          3.3
Selling, general and
  administrative expenses ...........       8.4         14.6         12.5          26.1
Provision for lease termination
  expense ...........................                   22.7                       10.4
Amortization of intangibles .........       0.7          0.5          1.0           0.8
                                          -----        -----        -----         -----
(Loss) from operations ..............     (11.5)       (27.0)       (14.0)        (34.0)
Interest (income) expense, net ......      (1.0)        (0.1)        (0.7)         (0.5)
                                          -----        -----        -----         -----
(Loss) before income taxes ..........     (10.5)       (26.9)       (13.3)        (33.5)
Provision for income taxes ..........       0.8          0.4          0.8           0.5
                                          -----        -----        -----         -----
Net (loss) ..........................     (11.3)       (27.3)       (14.1)        (34.0)
                                          =====        =====        =====         =====

     NET SALES

     Net sales for the third quarter of 1998 were $13.1 million, a decrease of $2.6 million or 16.3% from $15.7 million for the comparable period in 1997. Net sales for the first nine months of 1998 were $27.9 million, a decrease of $6.5 million or 18.8% from $34.4 million in the comparable period in 1997. The decreases in net sales for the third quarter and the first nine months of 1998 compared to the comparable periods in 1997 were primarily attributable to decreases in sales to divisions of The Limited, Inc. of $2.7 million and $6.4 million, respectively.

     GROSS PROFIT (LOSS)

     Gross loss for the third quarter of 1998 was $312,000, as compared to a gross profit of $1.7 million in the comparable period in 1997 for a decrease of $2.0 million. The gross loss for the first nine months of 1998 was $151,000 as compared to a gross profit of $1.1 million in the comparable period in 1997 for a decrease of $1.3 million. The decrease in gross profit for the third quarter of 1998 was primarily attributable to a loss of $1.7 million (which includes $376,000 of work force reduction costs) at the Company's Central American operations for the third quarter 1998 compared to a gross loss of $116,000 in the third quarter of 1997. The decrease in gross profit for the first nine months of 1998 was primarily attributable to a gross loss at the Company's Central American operations of $2.9 million compared to a gross loss of $417,000 in the comparable period in 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the third quarter of 1998 were $1.1 million, a decrease of $1.2 million or 52% from the $2.3 million in the comparable period in 1997. Selling, general and administrative expenses for the first nine months of 1998 were $3.5 million, a decrease of $5.5 million or 61% from $9.0 million in the comparable period in 1997. The decreases for the third quarter and the first nine months of 1998 compared to the comparable periods in 1997 were primarily attributable to termination of the Kenzo brand name business which had $2.9 million in start-up expenses in the first nine months of 1997 and decreases in other expenses of $1.2 million in the third quarter and $6.1 million in the first nine months of 1998, respectively, as a result of the downsizing of the Company.

     INTEREST

     Net interest income for the third quarter of 1998 was $134,000, compared to net interest income of $12,000 in the comparable period in 1997. Net interest income for the first nine months of 1998 was $183,000, compared to $161,000 in the comparable period in 1997. Net interest income for the third quarter of 1998 includes $155,000 in interest income from a federal tax refund. Excluding the interest received on the tax refund, the decrease in net interest income for 1998 compared to 1997 was primarily attributable to a reduction in the Company's cash balance which was used to fund the Company's losses.

     PROVISION FOR INCOME TAXES

     The provision for income taxes primarily represents provisions for minimum United States federal income and state taxes and taxes payable to foreign countries for income earned in the foreign countries. At January 31, 1998 the Company had net operating loss carryforwards of approximately $90 million, which may be used to offset future United States taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1997 the Company had historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

     Since February 1, 1997, the Company has not had a domestic credit facility. Since that date, Cygne has obtained letters of credit issued from domestic banks secured by a cash deposit from the Company. At October 31, 1998 the Company had restricted cash at a bank of $1.7 million as collateral for letters of credit.

     In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations (as modified from time to time and currently in effect): borrowings against trade accounts receivable not to exceed $3.2 million; letters of credit not to exceed $3.2 million; overdraft facility not to exceed $500,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.5% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.25% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing, and are secured by a lien on substantially all of the assets of the Israeli subsidiary. There can be no assurance that the bank will continue to make this facility available. Termination by the bank of this facility could have a material adverse effect on the Company's financial condition and results of operations. At October 31, 1998, outstanding loans under this facility were $2.9 million and letters of credit aggregating $1.4 million had been issued.

     In September 1998 the Israeli bank made an additional $150,000 loan to the Company's Israeli subsidiary which is also secured by a lien on its assets. Principal payments under this loan are due in twenty-four monthly installments of $6,250 starting in October 1998 and the loan bears interest of 7.2% payable monthly. At October 31, 1998 the outstanding balance was $144,000.

     Net cash used in operating activities for the first nine months of 1998 was $8.8 million compared to net cash used in operating activities of $10.7 million in the comparable prior period of 1997. The decrease in net cash used in operating activities is attributable to the reduction in operating loss of $3.7 million, lower receivables of $2.8 million and approximately $600,000 net increase in accounts payable and accrued expenses, partially offset by higher inventories of $3.9 million.

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

     During the third quarter and first nine months ended October 31,1998, the Company had gross loss of $312,000 and $151,000, respectively, and loss from operations of $1.5 million and $3.9 million, respectively. In connection with the Company's continuing review of its business operations, the Company has during 1998 significantly reduced its selling, general and administrative expenses. During the third quarter of 1998 the Company took additional steps to improve its future operating results, particularly with respect to its Central American operations, including the reduction of its workforce at its factory in Guatemala from 1,009 to 555 employees. Although no assurances can be given, the Company believes that the actions it has taken will improve its gross margins and cash flow from operations and lead to the elimination of its operating losses. Further, although no assurances can be given, the Company believes that cash on hand, the credit facilities available to one of the Company's operating subsidiaries in Israel and expected internally generated funds will be sufficient to meet its operating needs and anticipated capital expenditures for the next twelve months.

     However, the Company's actual financial performance during the fourth quarter of 1998 and the next twelve months will depend upon a variety of factors, including, among other things, the amount of sales to The Limited, Inc., the continuing availability of the Israeli credit facilities and a successful conclusion to the ongoing effort to negotiate a satisfactory sublease or termination of the lease for the Company's New York headquarters, as to which no assurances can be given. If as a result of any of the foregoing factors or otherwise the Company is unable to eliminate its operating losses, the Company will face severe liquidity pressures in the next twelve months which would adversely affect the Company's financial condition and results of operations. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring or downsizing of its operations.

PART II. OTHER INFORMATION

     Item 5. Other Information

             On December 3, 1998 Mr. Stuart B. Katz resigned as a director of the Company.


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


                                       CYGNE DESIGNS, INC.
                                       (Registrant)


December 14, 1998                      By: /s/ BERNARD M. MANUEL
                                           ------------------------------------
                                           Bernard M. Manuel, Chairman of the
                                           Board and Chief Executive Officer


December 14, 1998                      By: /s/ ROY E. GREEN
                                           ------------------------------------
                                           Roy E. Green, Senior Vice President,
                                           Chief Financial Officer and Treasurer