Form 10-K
period 1999-01-30
CYGNE DESIGNS INC
filed 1999-04-30
CIK 906782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 30, 1999.

                         Commission File Number 0-22102

                               CYGNE DESIGNS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 04-2843286
    -------------------------------                ----------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)

       680 FIFTH AVENUE, NEW YORK, NEW YORK                 10019
     ----------------------------------------            ----------
     (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (212) 489-3900

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                ----------------
                                (Title of class)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]      NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Registrant's Common Stock held by non-affiliates at April 16, 1999 (based on the closing sale price for such shares as reported by the OTC Bulletin Board: $1,216,252 Common Stock outstanding as of April 16, 1999: 12,438,038 shares.

Documents incorporated by reference: Portions of the Registrant's definitive proxy statement for its 1999 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

GENERAL

     Cygne Designs, Inc. (the "Company" or "Cygne") is a private label merchandiser and manufacturer of women's apparel, serving principally The Limited, Inc. The Company's products include woven and knit career and casual women's apparel, although the Company has agreed, subject to stockholder approval, to sell substantially all its assets relating to the Knit business. As a private label manufacturer, the Company produces apparel upon orders from its customers for sale under the customers' own labels, rather than producing its own inventory of apparel for sale under the Cygne name.

     The manufacture of private label apparel is characterized by high volume sales to a small number of customers at competitive prices. Although private label gross margins are lower than in the brand name apparel industry, collection and markdown costs are typically commensurably lower, and inventory turns are generally higher. Inventory risks are also reduced because the purchasing of fabric and other supplies begins only after purchasing commitments have been obtained from customers. The Company believes that retailers, including customers of the Company, are increasingly sourcing private label products themselves rather than utilizing outside vendors like the Company.

     The Company historically has been dependent on one or two key customers. A significant portion of the Company's sales currently are, and are expected to continue to be, to various divisions of The Limited, Inc. In 1998, sales to divisions of The Limited, Inc. were $25.5 million or 59% of total Company sales. Sales to The Limited, Inc. decreased in each of the last several years. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company in the future, or that the Company will be able to attract new customers. The Company believes that The Limited, Inc., like other retailers, is increasing its sourcing capabilities and reducing its reliance on outside vendors, including the Company, for these services.

     The principal executive offices of the Company are located at 680 Fifth Avenue, New York, New York 10019 and its telephone number is (212) 489-3900.

SIGNIFICANT FINANCIAL AND BUSINESS DEVELOPMENTS

     The Company, which was formed in 1984 and went public in July 1993, expanded rapidly in 1994 with the acquisition of Fenn, Wright & Manson, Incorporated ("FWM") and the acquisition of GJM International's intimate apparel and sleepwear operations (the "GJM Business"). During this period, Cygne's joint venture sourcing arrangement ("CAT") with Ann Taylor Stores Corporation (together with its affiliates, "Ann Taylor") also expanded rapidly. However, retailers' diminishing reliance upon outside design, merchandising and sourcing services and liquidity pressures in 1995 began to adversely affect the Company's operating results. In response to these factors, the Company began to restructure its operations by selling the United Kingdom subsidiary of FWM and discontinuing the remaining operations of FWM.

     In February 1996, the Company sold substantially all of the assets relating to its GJM business to Warnaco Inc. for $12.5 million in cash and Warnaco assumed certain liabilities of the business. The Company has agreed to indemnify Warnaco for any claims for taxes arising out of the operation of the GJM Business prior to the sale of the GJM Business to Warnaco. The Company incurred a loss from the disposition of the GJM Business of approximately $31 million in 1995.

     In September 1996 the Company sold to Ann Taylor (i) its interest in CAT and (ii) the assets of its division that were used in sourcing merchandise for Ann Taylor (the "Ann Taylor Disposition"). Cygne received 2,348,145 shares of Ann Taylor common stock and approximately $8.9 million in cash. Ann Taylor also assumed certain liabilities of the acquired operations. As a result of the transaction, the Company realized a pre-tax gain of $29.6 million. Between October 1996 and January 1997, the Company sold all of the 2,348,145 shares of Ann Taylor common stock resulting in aggregate net proceeds of approximately $44.3 million and a pre-tax gain of approximately $6.1 million.

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

     The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for approximately 25%, 65%, and 59% of Cygne's net sales for 1996, 1997, and 1998, respectively.

     The Company has agreed, subject to stockholder approval, to sell its Knit business, which consists of (i) certain assets of M.T.G.I. - Textile Manufacturers Group (Israel), Ltd. ("MTGI"), the Company's wholly-owned subsidiary located in Israel, and (ii) the stock of Wear & Co. S.r.l. ("Wear"), the Company's wholly-owned subsidiary located in Italy (collectively the "Knit Disposition"). Cygne would retain all accounts receivable.

     The purchase price to be paid in the transaction will be a dollar amount in cash equal to the adjusted net book value (as defined) of the inventory, fixed assets, advances to vendors, and investment in a dyehouse facility, plus $100,000. Based on the book value of such assets at January 30, 1999, the price would be approximately $4.7 million. The purchaser will also assume all customer and vendor purchase orders and all lease obligations. In addition, the Purchaser has agreed to pay Cygne commissions of 6% on orders for products included in the assets, up to a maximum of $600,000, and a non-compete payment of $400,000. In connection with the transaction Cygne will pay severance of $800,000 to the person who runs the Knit business

     The Knit business had revenues of $25.9 million and gross profit of $1.1 million, in 1998. The Company recorded an impairment of Knit business assets of $2.6 million in 1998.

     The Company used the cash proceeds received from the sales of the GJM Disposition and the Ann Taylor Disposition, together with a substantial portion of the cash proceeds from the sale of the shares of Ann Taylor common stock, to pay off the outstanding indebtedness under its bank and trade credit facilities, which facilities had been terminated. The Company has been using the balance of such proceeds for working capital purposes.

     During 1996 the Company incurred a reorganization expense of $4.8 million as a result of the downsizing of the Company and the redeployment of assets necessary to meet changes in customer needs. The major components of this expense were costs in connection with early termination of leases for excess space outside of New York, disposition of related fixed assets, and severance costs related to the resignation of Mr. Benson, the Company's President, as an officer and employee of the Company. All of such costs were paid prior to January 31, 1998.

     During 1997 the Company provided for lease termination expense of $4.0 million as a result of the Company's decision to relocate from its existing New York office space to substantially smaller New York office space. On March 1, 1999, the Company moved its offices to smaller New York office space. The actual expenses in connection with this lease termination approximated $3.1 million. Therefore, the balance of $0.9 million of this provision has been reversed in 1998. Approximately $1.0 million of the provision had not been paid as of January 30, 1999.

     During 1997 the Company discontinued its (i) design studio which had been engaged primarily in the design and development of private label apparel collections for certain Japanese retailers and (ii) our license agreements entered into during the summer of 1996 with the Kenzo Group ("Kenzo") for the manufacture and distribution in the United States, Canada and Mexico of the Kenzo Studio and Kenzo Jeans ready-to-wear apparel lines.

     In December 1997, Mr. Manuel acquired 734,319 shares of Cygne Common Stock from a limited partnership controlled by The Limited, Inc. Upon the closing of the transaction, The Limited, Inc. did not own any shares of Cygne stock.

     The Company is continuing to review its business operations and expects to continue to incur additional costs in the future associated with the further restructuring or downsizing of its operations.

     See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements of the Company.

PRODUCTS

     The Company currently participates in two principal segments of the apparel market: woven career and casual women's sportswear and knit career and casual women's sportswear. During 1998 the Company's products included tops, jackets, skirts and pants.

SOURCING, MANUFACTURING AND SALES

     Cygne sources and manufactures garments for its customers which have been designed and developed by the customer. In the past the Company also developed and designed products for its customers.

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

     During 1998 substantially all of the Company's products were manufactured outside the United States, either by non-affiliated contract manufacturers or at the Company's sewing facilities. Only 23% of the Company's net sales resulted from products which were manufactured by Cygne in its sewing facilities and approximately 77% resulted from products which were manufactured by non-affiliated contract manufacturers. Cygne intends to continue to utilize foreign contract manufacturers for a significant percentage of its manufacturing requirements. The Company's contract manufacturers are located in several countries in the Far East, the Middle East and Central America. In addition, the Company owns and operates a manufacturing facility in Guatemala and leases and operates a manufacturing facility in Israel. The Company is selling the assets of its Israeli manufacturing facility in the Knit Disposition. During 1998 products representing approximately 8% of the Company's net sales were produced in the Far East, approximately 60% in the Middle East, approximately 29% in Central America and approximately 3% in the U.S. The Company reviews its product sourcing on an ongoing basis and may alter this allocation to meet changing conditions and demands. In connection with the Knit Disposition, Cygne Designs, Inc. and MTGI have agreed not to source products in Israel, Jordan, and the Palestinian territories for a period of six months following the closing of the Knit Disposition.

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

     The Company from time to time experiences difficulties in obtaining timely delivery of products of acceptable quality which has resulted, in many cases, in rejections or chargebacks by customers. During 1996 and 1997 the Company experienced substantial rejections or cancellations by customers with respect to certain of its products. During 1998, the Company continued to experience some rejections but to a far lesser extent than in years 1996 and 1997. The Company believes that in some cases these difficulties resulted from not having sufficient access to and control over the manufacturing process for such products as well as shortened


                                       6-
manufacturing times attributable to delays in obtaining required raw materials due to the liquidity pressures faced by the Company. There can be no assurance that the Company will not continue to experience such difficulties in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

     During 1993, Cygne began operating its own sewing factories, located outside the United States. Operating manufacturing facilities rather than contracting with independent manufacturers requires the Company to maintain a higher level of working capital. In addition, reduced sales have an even greater adverse impact on the Company's results in light of the fixed costs needed to own and operate its own factories. All of the Company's manufacturing operations are located outside the U.S. and, accordingly, the Company is subject to many of the same risks as relying on foreign contract manufacturers. The Company currently operates manufacturing facilities in Guatemala and Israel, although it will cease manufacturing in Israel following the closing of the Knit Disposition. See "Item 2. Properties." In connection with the GJM Disposition, the manufacturing facilities operated by the Company in the People's Republic of China, the Philippines and Sri Lanka were sold or closed. The Company's Hong Kong sourcing office was significantly downsized in 1996 and its operations were closed in April 1997.

Raw Materials

     Cygne supplies the raw materials to its domestic manufacturers and usually supplies the raw materials to foreign manufacturers. Otherwise, the raw materials are purchased directly by the manufacturer in accordance with the Company's specifications. Raw materials, which are in most instances made and/or colored specifically to the Company's order, consist principally of fabric and trim and are readily available from numerous domestic and foreign sources.

     Cygne's foreign raw materials and finished goods purchases are frequently made on a letter of credit basis, while its domestic purchases are made on an open order basis. The Company does not have formal long-term arrangements with any of its suppliers. The Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

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

     Imports from the People's Republic of China receive MFN duty rates under a waiver of the Jackson-Vanik Amendment to the Trade Act of 1974. Under this statute, certain countries and non-market economies are prohibited from receiving MFN rates of duties and other trade benefits unless an annual waiver is issued by the President. The People's Republic of China has received a Jackson-Vanik Waiver annually since 1979. In May 1998 President Clinton renewed the waiver. Congress can pass legislation disapproving the one-year extension of MFN to China, but did not do so in 1998. If MFN for China is discontinued, goods from China will be subject to "column 2" rates of duty, which range up to 90% ad valorem. However, current duty rates will remain in effect at least until June 3, 1999. The loss of MFN status for the People's Republic of China could adversely affect the Company's ability to supply products to its customers.

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

     In February 1999, the U.S. Customs Service commenced an audit of the Company's import operations for 1995, 1996, and 1997. It is not possible at this time to predict the outcome of this audit.

BACKLOG

     At January 30, 1999 the Company had unfilled confirmed customer orders of $12.8 million for the Knit division and $9.8 million for the Woven division, compared with $2.9 million for the Knit division and $2.3 million for the Woven division of such orders at January 31, 1998. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customer's demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

EMPLOYEES

     At March 31, 1999, the Company had approximately 607 full-time employees, including approximately 531 employees at its facilities in Guatemala and 59 employees at its facilities in Israel and Italy. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

  NAME                 AGE        POSITION WITH THE COMPANY
  ----                 ---        -------------------------

Bernard M. Manuel      51         Director, Chairman of the Board and
                                    Chief Executive Officer
Roy E. Green           66         Senior Vice President-Chief Financial Officer,
                                    Treasurer, and Secretary

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

     Roy E. Green has served as Chief Financial Officer of the Company, as well as in various additional executive capacities, since October 1987. He currently serves as Senior Vice President-Chief Financial Officer, Treasurer and Secretary of the Company. From 1974 until he joined the Company, Mr. Green was employed by Cluett Peabody & Co., first as the Chief Financial Officer of its Arrow Co. division until 1979, then as Vice President and Controller until 1985, and finally as Chief Financial Officer. He has also worked as a certified public accountant for J. K. Lasser & Co. and Hurdman & Cranstown. Mr. Green received a Bachelor's degree in Business Administration from Rutgers University. Mr. Green is a certified public accountant.

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

ITEM 2. PROPERTIES

     On March 1, 1999, the Company moved its executive and general offices from 1372 Broadway, New York to 680 Fifth Avenue, New York. The Company's office now consists of 6,000 square feet pursuant to a lease which expires at December 31, 1999 with an annual rental expense of approximately $156,000.

     In addition, on March 1, 1999, the Company paid $175,000 to the Landlord of the 1372 Broadway premises to be released from any contingent rent liability on the vacated executive and general offices described above as well as the contingent rent liability on the 60,000 square feet of space previously subleased to Ann Taylor in 1996 at this location.

     During 1997, the Company had provided for lease termination expense of $4.0 million for the expenses connected with the move of its executive and general offices described above as well as an amount to be paid to landlord for release of its contingent rent liabilities. At January 30, 1999, the Company determined that the expenses contemplated by this provision will approximate $3.1 million and as such, the balance of $0.9 million of this provision is shown as a recoupment of the 1997 provision.

     The Company also leases an office and manufacturing facility in Israel, although it plans to transfer this lease in connection with the sale of the Knit Business. The Company owns a sewing facility in Guatemala. The Company believes that its existing facilities are well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

Tax Audits

     The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). To date, the IRS has informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16 million (including some penalties but not interest). Depending on the amount of the deficiency, the amount of interest could be significant. The outcome of the audit of GJM (US) Inc. cannot be predicted at this time. Although the Company is disputing the proposed adjustment and believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition, results of operations, or cash flows.

     In February 1999, the U.S. Customs Service commenced an audit of the Company's import operations for 1995, 1996, and 1997. It is not possible at this time to predict the outcome of this audit.

     The Company is subject to other ongoing tax audits in several jurisdictions in the United States and Israel. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was quoted on The Nasdaq National Market under the symbol "CYDS" until May 29, 1998. On that date, the Company's Common Stock was delisted from The Nasdaq National Market because the Company does not meet certain continued listing requirements of the Nasdaq National Market, including the maintenance of a minimum bid price of at least $1 per share. Cygne Common Stock is now quoted on the OTC Bulletin Board. There are no assurances that the OTC Bulletin Board will continue to give quotes on the Cygne Company Stock. The following table sets forth for the periods indicated the high and low reported sale prices per share for the Cygne Common Stock as reported by the Nasdaq National Market through May 28, 1998 and the OTC Bulletin Board from May 29, 1998.

                                                       HIGH        LOW
                                                      -----       -----
     FISCAL YEAR ENDED JANUARY 31, 1998
     First Quarter                                    $1.13       $0.38
     Second Quarter                                   $0.63       $0.31
     Third Quarter                                    $0.50       $0.28
     Fourth Quarter                                   $0.50       $0.25

     FISCAL YEAR ENDED JANUARY 30, 1999
     First Quarter                                    $0.38       $0.22
     Second Quarter                                   $0.25       $0.13
     Third Quarter                                    $0.16       $0.06
     Fourth Quarter                                   $0.17       $0.08

     The number of stockholders of record of Common Stock on April 16, 1999 was approximately 86. The closing sale price of the Company's Common Stock on April 16, 1999 was $0.15 per share.

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

                                                                                              YEAR(1)
                                                                  -----------------------------------------------------------------
                                                                    1994         1995           1996           1997          1998
                                                                  --------     ---------      ---------      --------      --------
                                                                              (in thousands except per share amounts)
INCOME STATEMENT DATA
Net sales                                                         $516,105     $ 540,063      $ 254,313      $ 43,379      $ 43,013
Cost of goods sold                                                 433,700       510,761        226,456        43,063        42,753
                                                                  --------     ---------      ---------      --------      --------
Gross profit                                                        82,405        29,302         27,857           316           260
Selling, general and administrative expenses                        54,261        72,182         27,251        10,331         4,381
Provision for impairment of Knit business assets                      --            --             --            --           2,564
Provision (recoupment) for lease termination                          --            --             --           3,964          (902)
   expenses
Gain from sale of Ann Taylor Woven
  Division and CAT                                                    --            --          (29,588)         --            --
Gain from sale of subsidiary, net                                     --          (4,742)          --            --            --
Loss from sale of GJM business, net                                   --          31,239           --            --            --
Reorganization expense                                                --            --            4,813          --            --
Write-off of goodwill                                                 --          48,949           --            --            --
Amortization of intangibles                                          2,505         3,425            364           364           364
                                                                  --------     ---------      ---------      --------      --------
Income (loss) from operations                                       25,639      (121,751)        25,017       (14,343)       (6,147)
Other income(2)                                                       --            --           (6,864)         --            --
Settlement of shareholder class
   action and related legal expenses                                  --            --            2,627          --            --
Interest income                                                       --            --              (80)         (461)         (428)
Interest expense                                                     7,620         8,813          3,340           378           337
                                                                  --------     ---------      ---------      --------      --------
Income (loss) before income taxes and
   minority interests                                               18,019      (130,564)        25,994       (14,260)       (6,056)
Provision (benefit) for income taxes                                 5,568        (6,216)         7,117           204           269
                                                                  --------     ---------      ---------      --------      --------
Income (loss) before minority interests                             12,451      (124,348)        18,877       (14,464)       (6,325)
Income attributable to minority interests                            1,642         1,710            961          --            --
                                                                  --------     ---------      ---------      --------      --------
Net income (loss)                                                 $ 10,809     $(126,058)     $  17,916      $(14,464)     $ (6,325)
                                                                  ========     =========      =========      ========      ========
Net income (loss) per share - basic                               $   0.95     $  (10.04)     $    1.44      $  (1.16)     $  (0.51)
                                                                  ========     =========      =========      ========      ========
Number of shares used in computation of net
   income (loss) per share - basic                                  11,352        12,550         12,438        12,438        12,438
                                                                  ========     =========      =========      ========      ========
Net income (loss) per share - diluted                             $   0.93     $  (10.04)     $    1.44      $  (1.16)     $  (0.51)
                                                                  ========     =========      =========      ========      ========
Number of shares used in computation of net
       income (loss) per share - diluted                            11,658        12,550         12,439        12,438        12,438
                                                                  ========     =========      =========      ========      ========

See notes on next page

                                                    YEAR (1)
                               ------------------------------------------------
                                1994       1995      1996       1997       1998
                                                (in thousands)
Balance Sheet Data
   (as of end of period)
Cash                          $14,202    $ 5,487    $22,246    $10,926    $3,686
Accounts receivable            64,921     35,117      7,239      6,012     8,242
Assets held for sale               --     15,200         --         --     4,700
Inventory                      57,570     29,999      5,109      4,012     2,705
Goodwill                       76,659      2,790      2,426      2,062        --
Total assets                  253,528    117,145     47,142     29,750    23,599
Long-term debt                  1,460      1,562         --         --        --
Stockholders' equity          141,692      9,046     26,959     12,379     6,046

(1) References to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year. The fiscal year ended February 3, 1996 consisted of 53 weeks. All other years presented consist of 52 weeks. The Company has never declared or paid cash dividends on its Common Stock.

(2)  Principally from the gain on the sale of shares of Ann Taylor common stock.

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

     During 1996, Ann Taylor accounted for 66.7% of Cygne's net sales, and The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for 24.6%, 64.8% and 59.2% of Cygne's net sales for 1996, 1997 and 1998, respectively. The Company had no sales to Ann Taylor since the Ann Taylor Disposition.

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

     In June 1997 the Company terminated by mutual agreement the license agreements entered into during the summer of 1996 with the Kenzo Group for the manufacture and distribution in the United States, Canada and Mexico of the Kenzo Studio and Kenzo Jeans ready-to-wear apparel lines. In connection with the termination the Kenzo Group returned the $400,000 in pre-paid minimum royalty payments made on the signing of the license agreements and agreed to pay Cygne for certain raw materials related to the manufacture of Kenzo products.

     In March 1999, the Company agreed, subject to stockholder approval, to sell its Knit Business (the "Knit Disposition"), which consists of (i) certain assets of M.T.G.I. - Textile Manufacturers Group (Israel), Ltd. ("MTGI"), the Company's wholly-owned subsidiary located in Israel, and (ii) the stock of Wear & Co. S.r.l. ("Wear"), the Company's wholly-owned subsidiary located in Italy (collectively the "Knit Disposition"). Cygne would retain all accounts receivable.

     The purchase price to be paid in the transaction will be a dollar amount in cash equal to the adjusted net book value (as defined) of the inventory, fixed assets, advances to vendors, and investment in a dyehouse facility, plus $100,000. Based on the book value of such assets at January 30, 1999, the price would be approximately $4.7 million. The purchaser will also assume all customer and vendor purchase orders and all lease obligations. In addition, the purchaser has agreed to pay Cygne commissions of 6% on orders for products included in the assets, up to a maximum of $600,000, and a non-compete payment of $400,000. In connection with the transaction Cygne will pay severance of $800,000 to the person who runs the Knit business.

     During 1996, 1997, and 1998 the Knit Business accounted for 16%, 67%, and 60%, respectively, of Cygne's net sales.

     Although Cygne has a long established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. Since the consummation of the Ann Taylor Disposition, the Company has not had and does not anticipate that it will have sales to Ann Taylor. The Company has been dependent on its key customers and with the loss of Ann Taylor as a customer, its future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., particularly after the Ann Taylor Disposition, The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed direct sourcing departments. In 1995, sales to certain divisions of The Limited, Inc. decreased significantly and, in 1996, 1997, and 1998 sales to certain divisions of The Limited, Inc. with which the Company continues to do business decreased. In December 1997 a limited partnership controlled by The Limited, Inc. sold its 734,319 shares of Cygne stock to Mr. Manuel, the Company's Chairman and Chief Executive Officer. Upon the closing of the transaction, The Limited, Inc. did not own any shares of Cygne stock.

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

                                                         Percentage of Net Sales
                                                   ----------------------------------
                                                                  Year
                                                   ----------------------------------
                                                    1998           1997         1996
                                                   -----          -----         -----
Net sales                                          100.0%         100.0%        100.0%
Gross profit                                         0.6            0.7          11.0
Selling, general and administrative
 expenses                                           10.2           23.8          10.7
Provision for impairment of Knit
  business assets                                    6.0             --            --
(Recoupment) provision for lease
  termination expense                               (2.1)           9.1            --
Gain from sale of Ann Taylor
  Woven Division and CAT                              --             --         (11.5)
Reorganization expense                                --             --           1.9
Amortization of intangibles                          0.8            0.8           0.1
                                                   -----          -----         -----
(Loss) income from operations                      (14.3)         (33.0)          9.8
Other income                                          --             --          (2.7)
Settlement of shareholder class action
     and related legal expenses                       --             --           1.0
Interest (income) expense, net                      (0.2)          (0.2)          1.3
Provision for income taxes                           0.6            0.5           2.8
                                                   -----          -----         -----
(Loss) income before minority
   interests                                       (14.7)         (33.3)          7.4
Income attributable to minority
  interests                                           --             --           0.4
                                                   -----          -----         -----
Net (loss) income                                  (14.7%)        (33.3%)         7.0%
                                                   =====          =====         =====

1998 COMPARED TO 1997

Net Sales

     Net sales for 1998 were $43.0 million, a decrease of $0.4 million or 0.8% from $43.4 million in 1997. The decrease in net sales for 1998 compared to 1997 was primarily attributable to decreases in sales to divisions of The Limited, Inc. of $2.6 million, which was offset by sales to new customers.

     Woven division sales for 1998 were $17.1 million, an increase of $2.8 million or 19.8% from $14.3 million in 1997. The increase in sales to The Limited, Inc. of $6.2 million was offset by a decrease in sales to other customers.

     Knit division sales for 1998 were $25.9 million, a decrease of $3.0 million or 10.4% from $28.9 million in 1997. The decrease in sales to The Limited, Inc. of $8.8 million was offset by an increase in sales to other customers.

     Kenzo, a discontinued division, had $0.2 million in sales in 1997.

Gross Profit

     Gross profit was $0.3 million in both 1998 and 1997.

     The woven division had gross loss of $0.8 million, a $1.6 million decrease from the 1997 gross profit of $0.8 million. The increase in the 1998 loss over 1997 was mainly attributable to the loss of $2.8 million at the Company's Central American operation. The loss at the Central American operation was caused by under-absorption of manufacturing overhead during the first nine months of 1998 and severance costs for work force reduction.

     The Knit division had a gross profit of $1.1 million, an increase of $0.4 million from the $0.7 million in 1997. The gross margin for 1998 was 4.1% compared to 2.3% in 1997

     The discontinued division in 1997 had a gross loss of $1.2 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for 1998 were $4.4 million, a decrease of $5.9 million or 57.6% from the $10.3 million in 1997.

     The Knit division SG&A expenses decreased $0.4 million from 1997 as a result of expense reduction programs initiated during 1998.

     The $2.6 million decrease in corporate SG&A expenses from 1997 resulted from less severance expense in 1998 than 1997, when a significant portion of the downsizing of the Company occurred.

     The Kenzo division in 1997 had SG&A expenses of $2.9 million.

Provision for Impairment of Knit Business Assets

     In March 1999 the Company agreed to sell the Knit business. In connection with the sale, during 1998 the Company established a provision of $2.6 million for the impairment of the Knit business assets. This provision includes the unamortized goodwill of the Knit business ($1.7 million), loss on assets to be sold ($0.3 million) and estimated transaction expenses ($0.6 million). The provision excludes the Knit division's 1999 results of operations.

(Recoupment) Provision for Lease Termination Expenses

     In 1997, the Company provided for lease termination expenses of $3,964,000 as a result of the Company's decision to relocate from its existing New York Office and to seek substantially smaller new York office space. On March 1, 1999, the Company completed its relocation from its existing New York office and the Landlord released the Company from any contingent rent liability on its New York space and on its leases assumed by Ann Taylor in 1996. The actual expenses in connection with this lease termination approximated $3,063,000. Therefore, the balance of $902,000 of this provision has been reversed in 1998.

Interest

     Net interest income for 1998 was $91,000 compared to net interest income of $83,000 in 1997. Net interest income for 1998 of $428,000 includes $155,000 in interest income from a federal tax refund. Excluding the interest received on the tax refund, the decreases in net interest income for 1998 compared to 1997 was primarily attributable to a reduction in the Company's cash balance which was used to fund the Company's losses.

Provision for Income Taxes

     The provision for income taxes in 1998 primarily represents provision for minimum state income taxes and taxes payable to foreign countries for income earned in the foreign countries. At January 30, 1999, the Company had net operating loss carryforwards of approximately $108 million, which may be used to offset future United States taxable income.

1997 COMPARED TO 1996

Net Sales

     Net sales for 1997 were $43.4 million, a decrease of $210.9 million or 82.9% from $254.3 million in 1996.

     Woven division sales for 1997 were $14.3 million, a decrease of $27.8 million or 66.0% from $42.1 million in 1996. Sales to The Limited, Inc. in 1997 decreased by $24.8 million from 1996 levels.

     Knit division sales for 1997 were $28.9 million, a decrease of $12.2 million or 29.7% from $41.1 million in 1996. The decrease in sales was mostly attributable to the discontinuation of the sweater product line.

     The discontinued business sales decrease of $170.9 million was mostly attributable to the decrease in sales to Ann Taylor as a result of the Ann Taylor Disposition in 1996.

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

Reorganization Expense

     The reorganization expense of $4.8 million during 1996 was the result of the downsizing of the Company and the redeployment of assets necessary to meet changes in continuing customer needs. The major components of this expense were: costs in connection with early termination of leases outside New York for excess space, disposition of related fixed assets, and severance costs related to the Company's then President's resignation as an officer and employee of the Company. All such costs were paid prior to January 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1997, the Company had historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

     Since February 1, 1997, the Company has not had a domestic credit facility. Since the expiration of its prior bank domestic credit facility, Cygne has obtained letters of credit issued from domestic banks secured by a cash deposit from the Company. At January 30, 1999 the Company had restricted cash at banks of $0.7 million as collateral for letters of credit.

     In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations (as modified from time to time and currently in effect): borrowings against trade accounts receivable not to exceed $3.2 million; letters of credit not to exceed $3.2 million; overdraft facility not to exceed $500,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.5% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.25% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing, and are secured by a lien on substantially all of the assets of the Israeli subsidiary. There can be no assurance that the bank will continue to make this facility available. Termination by the bank of this facility could have a material adverse effect on the Company's financial condition and results of operations. At January 30, 1999, outstanding loans under this facility were $2.6 million and letters of credit aggregating $1.5 million had been issued. This facility will terminate upon the closing of the sale of the Knit business.

     In September 1998 the Israeli bank made an additional $150,000 loan to the same Israeli subsidiary which is also secured by a lien on its assets. Principal payments under this loan are due in monthly installments of $6,250 through October 2000 and the loan bears interest of 7.2% payable monthly. At January 30, 1999 the outstanding balance was $125,000. This facility will terminate upon the closing of the Knit disposition.

     Net cash used in operating activities was $8.4 million in 1998 compared to $9.0 million in 1997. Cash used in operating activities for 1998 was due to the cash loss from operations of $2.9 million, increase in accounts receivable and inventory and a reduction of liabilities.

     Prior to the Ann Taylor Disposition in September, 1996, the Company experienced significant liquidity pressures primarily as a result of the negative cash flow caused by the Company's operating losses. Although the proceeds from the Ann Taylor Disposition alleviated the liquidity pressures then faced by the Company, the Company continues to have losses from operations.

     The Company's financial performance for 1999 will depend upon a variety of factors, including the amount of sales to The Limited, Inc., and the completion of the Knit Disposition. If the Company is unable to eliminate its operating losses, the Company will face severe liquidity pressures in 1999 which would adversely affect the Company's financial condition and results of operations. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring or downsizing of its operations.

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

                                                             (In thousands except per share amounts)
                                     ---------------------------------------------------------------------------------------
                                                         1998                                        1997
                                     ------------------------------------------     ----------------------------------------
                                      Qtr. 1     Qtr. 2      Qtr. 3     Qtr. 4(1)    Qtr. 1     Qtr. 2     Qtr. 3     Qtr. 4
Net sales                            $6,245     $8,509     $13,158     $15,101      $7,637    $11,003    $15,729     $9,010
Gross (loss) profit                    (238)       399        (312)        411        (659)        96      1,703       (824)
Operating (loss)                     (1,345)    (1,048)     (1,511)     (2,243)     (4,626)    (2,808)    (4,250)    (2,659)
Net (loss)                           (1,328)    (1,127)     (1,484)     (2,386)     (4,582)    (2,805)    (4,289)    (2,788)
Net (loss) per share - basic
  and diluted                         (0.11)     (0.09)      (0.12)      (0.19)      (0.37)     (0.23)     (0.34)     (0.22)
Weighted average number of
  common shares outstanding          12,438     12,438      12,438      12,438      12,438     12,438     12,438     12,438

----------
 (1) Includes provision for impairment of Knit Business assets of $2,564,000 and recoupment of lease termination expense provisions of $902,000.


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

The Company has determined that it will be required to replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company continues to have communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 will not pose significant operations problems for its computer systems. The Company, using both internal and external resources, has begun to upgrade, replace and test its computer systems and equipment so as to be able to operate without disruption due to Year 2000 issues. The Company expects to complete its remediation efforts by mid-1999. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse effect on the operations of the Company. Likewise, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems.

The cost of the Year 2000 systems evaluation and remediation is being funded through operating cash flows and the Company is expensing these costs. While the total cost to obtain Year 2000 compliance is not known at this time, the Company currently expects the cost to be less than $20,000, of which approximately 50% had been expended through January 30, 1999. The actual cost, however, could exceed this estimate. These costs are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     The Company's interest income and interest expense are not materially sensitive to changes in general level of interest rates. In this regard, changes in interest rates will not materially affect the interest earned on the Company's cash as well as interest paid on its debt.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are included herein commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors

     The section entitled "Proposal No. 2 - Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                   AND REPORTS ON FORM 8-K

(a)  Financial Statements

     (1) and (2) See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1.

     (3) Exhibits

     Certain exhibits presented below contain information that has been granted subject to a request for confidential treatment Such information has been omitted from the exhibit. Exhibit Nos. 10.2, 10.3, 10.4, 10.5, 10.6, 10.8, 10.9,
10.23, 10.29 and 10.31 are management contracts, compensatory plans or arrangements.

Exhibit No.               Description
--------------------------------------------------------------------------------

2.1 Acquisition Sale Agreement, dated as of March 25, 1999 by and among M.T.G.I. - Textile Manufacturers Group (Israel), Limited, MBS Company, AC Services Inc. and Jordache Limited.*(10)

3.1 Restated Certificate of Incorporation, as amended by Certificate of Amendment filed August 5, 1994 with the Secretary of State of the State of Delaware.*(1)

3.2   By-laws.*(2)

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

10.18 License Agreement, dated as of July 26, 1996, by and between Cygne Designs, Inc. and Kenzo S.A. pertaining to the KENZO JEANS license.*(9)

10.19  Form of Indemnification Agreement.*(2)

10.20 Assumption Agreement, dated October 7, 1994, by and between G.J.M. International Limited and Cygne Designs, Inc.*(5)

10.21 Registration Rights Agreement, dated as of October 7, 1994, by and between Cygne Designs, Inc. and G.J.M. International Limited.*(5)

10.22 Amendment No. 1 to the Registration Rights Agreement, dated as of October 6, 1994, amending the registration rights agreement, dated as of July 29, 1993 between Cygne Designs, Inc. and Limited Direct Associates, L.P.*(5)

10.23 Employment Agreement, dated as of February 3, 1997, between the Company and Jonathan Kafri.*(11)

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

10.30  Form of Stock Option Agreement.*(2)

10.31  Stock Option Plan for Non-Employee Directors.*(2)

10.32 Form of Registration Rights Agreement between the Company and Limited Direct Associates, L.P.*(2)

10.33 Memorandum of Understanding, dated as of June 1, 1993, among the Company, Cygne Knits Limited, T. Wear Company S.r.l. and certain other parties.*(2)

10.34 Amended and Restated Lease Assignment, made as of February 11, 1999, by and between Cygne Designs, Inc. and Onsite Ventures, LLC, relating to the 1372 Broadway premises.

10.35 General release, made as of March 1, 1999, among Cygne Designs, Inc., Fenn Wright and Manson Incorporated at S.L. Green Operating Partnership, L.P.

10.36 Sub-Sublease, made as of February 15, 1999, between PLD Telekom Inc. and Cygne Designs, Inc.

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

(6)    Company's Current Report on Form 8-K dated October 7, 1994.

(7) Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

(8) Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

(9)    Company's Quarterly Report on Form 10-Q for the quarter ended August 3,
       1996.

(10)   Company's Current Report on Form 8-K dated March 25, 1999.

(11) Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

     Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

     (b) Reports on Form 8-K

         March 25, 1999 report announcing that Cygne Designs, Inc. had entered into an agreement with Jordache Limited pursuant to which Jordache will acquire Cygne's Knit business.

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

                                       Cygne Designs, Inc.
                                       (Registrant)


                                       By: /s/ Bernard M. Manuel
                                           ---------------------
                                           Bernard M. Manuel
                                          (Chairman and Chief Executive Officer)

Date: April 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                    Date
---------                     -----                                    ----


/s/ Bernard M. Manuel         Chairman of the Board of                 April 26, 1999
-----------------------       Directors, Chief Executive Officer
    Bernard M. Manuel         and Director (principal executive
                              officer)


/s/ Roy E. Green
----------------------        Senior Vice President, Chief             April 26, 1999
    Roy E. Green              Financial Officer, and Treasurer
                              (principal financial and
                              accounting officer) and
                              Secretary



/s/ James G. Groninger        Director                                 April 26, 1999
----------------------
    James G. Groninger


                      Cygne Designs, Inc. and Subsidiaries

                       Consolidated Financial Statements


                   Index to Consolidated Financial Statements


Consolidated Financial Statements

Report of Independent Auditors ............................................  F-2

Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998 ...  F-3

Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended January 30, 1999 ..............................  F-4

Consolidated Statements of Stockholders' Equity for Each of
  the Three Years in the Period Ended January 30, 1999 ....................  F-5

Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended January 30, 1999 ..............................  F-6

Notes to Consolidated Financial Statements ................................  F-8


Schedule

Schedule II - Valuation and Qualifying Accounts ........................... F-25

                         Report of Independent Auditors


Board of Directors and Stockholders
Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheets of Cygne Designs, Inc. and Subsidiaries as of January 30, 1999 and January 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 30, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries at January 30, 1999 and January 31, 1998 and the consolidated results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP
New York, New York
March 26, 1999

                      Cygne Designs, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                 JANUARY         JANUARY
                                                                30, 1999         31, 1998
                                                               ----------       ---------
                                                               (In thousands, except share
                                                                  and per share amounts)
ASSETS
Current assets:
    Cash (includes restricted cash of $669 and $1,098,
        respectively                                            $   3,686       $  10,926
    Trade accounts receivable, net                                  8,242           6,012
    Inventory                                                       2,705           4,012
    Assets held for sale                                            4,700              --
    Other receivables and prepaid expenses                            996           1,979
                                                                ---------       ---------
Total current assets                                               20,329          22,929

Fixed assets, net                                                   2,720           3,972
Other assets                                                          550             787
Goodwill, net                                                          --           2,062
                                                                ---------       ---------
Total assets                                                    $  23,599       $  29,750
                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                            $2,754          $1,319
  Accounts payable                                                  4,579           3,348
  Accrued expenses                                                  4,140           6,636
  Income taxes payable                                              6,080           6,068
                                                                ---------       ---------
Total current liabilities                                          17,553          17,371


Stockholders' equity:
  Preferred Stock, $0.01 par value; 4,000,000
    shares authorized:  none issued and outstanding                     --             --
  Common Stock, $0.01 par value; 75,000,000 shares
    authorized:  12,438,038 shares issued and
    outstanding                                                       124             124
  Paid-in capital                                                 120,918         120,918
  Accumulated deficit                                            (114,872)       (108,547)
  Foreign currency translation adjustment                            (124)           (116)
                                                                ---------       ---------
Total stockholders' equity                                          6,046          12,379
                                                                ---------       ---------
Total liabilities and stockholders' equity                      $  23,599       $  29,750
                                                                =========       =========

See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                                YEAR ENDED
                                                   -----------------------------------
                                                    JANUARY      JANUARY      FEBRUARY
                                                   30, 1999     31, 1998      1, 1997
                                                   ---------    ---------    ---------
                                                 (In thousands, except per share amounts)

Net sales                                          $  43,013    $  43,379    $ 254,313
Cost of goods sold                                    42,753       43,063      226,456
                                                   ---------    ---------    ---------
Gross profit                                             260          316       27,857
Selling, general and administrative expenses           4,381       10,331       27,251
Provision for impairment of Knit business assets       2,564         --           --
(Recoupment) provision  for lease termination
   expenses                                             (902)       3,964         --
Gain from sale of Ann Taylor Woven
   Division and CAT                                     --           --        (29,588)
Reorganization expense                                  --           --          4,813
Amortization of intangibles                              364          364          364
                                                   ---------    ---------    ---------
(Loss) income from operations                         (6,147)     (14,343)      25,017
Other income, principally from the gain on
   sale of Ann Taylor common stock                      --           --         (6,864)
Settlement of shareholder class
   action and related legal expenses                    --           --          2,627
Interest income                                         (428)        (461)         (80)
Interest expense                                         337          378        3,340
                                                   ---------    ---------    ---------
(Loss) income before income taxes and
   minority interests                                 (6,056)     (14,260)      25,994
Provision for income taxes                               269          204        7,117
                                                   ---------    ---------    ---------
(Loss) income before minority interests               (6,325)     (14,464)      18,877
Income attributable to minority interests               --           --            961
                                                   ---------    ---------    ---------
Net (loss) income                                  $  (6,325)   $ (14,464)   $  17,916
                                                   =========    =========    =========
Net (loss) income per share - basic                $   (0.51)   $   (1.16)   $    1.44
                                                   =========    =========    =========
Weighted average number of common shares
   outstanding                                        12,438       12,438       12,438
                                                   =========    =========    =========
Net (loss) income per share assuming dilution      $   (0.51)   $   (1.16)   $    1.44
                                                   =========    =========    =========
Weighted average number of common shares
   and dilutive securities                            12,438       12,438       12,439
                                                   =========    =========    =========

 See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                                     COMMON STOCK                       FOREIGN
                                                 ----------------------                 CURRENCY
                                                  NUMBER OF                 PAID-IN   TRANSLATION  (ACCUMULATED
                                                   SHARES      AMOUNT       CAPITAL    ADJUSTMENT    DEFICIT)      TOTAL
                                                 ---------    ---------    ---------   ---------    ---------    ---------
                                                                               (In thousands)
Balance at February 3, 1996                       12,438        $124       $120,918     $   3       $(111,999)   $  9,046
  Foreign currency translation adjustment             --          --             --        (3)             --          (3)
  Net income for year ended February 1, 1997          --          --             --        --          17,916      17,916
  Comprehensive income for year ended                                                                            --------
    January 30, 1997                                  --          --             --        --              --      17,913
                                                  ------        ----       --------     -----       ---------    --------

Balance at February 1, 1997                       12,438         124        120,918      --           (94,083)     26,959
  Foreign currency translation adjustment                                                (116)                       (116)
  Net loss for year ended January 31, 1998                                                            (14,464)    (14,464)
  Comprehensive loss for year ended                                                                              --------
    January 30, 1998                                  --          --             --        --              --     (14,580)
                                                  ------        ----       --------     -----       ---------    --------

Balance at January 31, 1998                       12,438         124        120,918      (116)       (108,547)     12,379
  Net loss for year ended January 30, 1999                                                             (6,325)     (6,325)
  Foreign currency translation adjustment             --          --             --        (8)             --          (8)
  Comprehensive  loss for year ended                                                                             --------
    January 30, 1999                                  --          --             --        --              --      (6,333)
                                                  ------        ----       --------     -----       ---------    --------
Balance at January 30, 1999                       12,438        $124       $120,918     $(124)      $(114,872)   $  6,046
                                                  ======        ====       ========     =====       =========    ========

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                              YEAR ENDED
                                                                   --------------------------------
                                                                   JANUARY     JANUARY     FEBRUARY
                                                                   30, 1999    31, 1998    1, 1997
                                                                   --------    --------    --------
                                                                           ($ in thousands)
OPERATING ACTIVITIES
Net (loss) income                                                  $ (6,325)   $(14,464)   $ 17,916
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities
    Provision for impairment of Knit business assets                  2,564        --          --
    Net gain from sale of Ann Taylor Woven Division and CAT            --          --       (29,588)
    Gain from sale of Ann Taylor Common Stock                          --          --        (6,134)
    Depreciation and amortization                                       833       1,330       2,079
    Write-off of fixed assets                                          --         1,857       1,359
    (Recoupment) provision for lease termination expense               --         2,107        --
    Rent expense not currently payable                                 --            57         190
    Deferred income taxes                                              --          --         6,154
    Income attributable to minority interests                          --          --           961
    Changes in operating assets and liabilities:
      Trade accounts receivable                                      (2,300)      1,227       6,605
      Inventory                                                      (2,120)      1,097      17,462
      Other receivables and prepaid expenses                            621       1,816       4,194
      Accounts payable                                                  835      (1,034)    (16,301)
      Accrued expenses                                               (2,496)     (3,121)     (5,486)
      Income taxes payable                                               12          84       2,145
                                                                   --------    --------    --------
Net cash (used in) provided by operating activities                  (8,376)     (9,044)      1,556

INVESTING ACTIVITIES
Purchase of fixed assets                                               (279)       (754)     (1,186)
Sale of fixed assets                                                   --          --         2,089
Other assets                                                            (12)       (501)        164
Proceeds from sale of Ann Taylor Woven Division
  and CAT                                                              --          --         3,162
Proceeds from sale of Ann Taylor Common Stock                          --          --        44,291
Sale of subsidiary, net                                                --          --        12,500
                                                                   --------    --------    --------
Net cash (used in) provided by investing activities                    (291)     (1,255)     61,020

FINANCING ACTIVITIES
Short-term borrowings, net                                            1,435         (63)    (34,455)
Credit facility outstanding, net                                       --          --        (8,945)
(Decrease) in long-term debt, net                                      --          (842)     (2,117)
Net cash provided by (used in) financing activities                   1,435        (905)    (45,517)
                                                                   --------    --------    --------
Effect of exchange rate changes on cash                                  (8)       (116)       (300)
                                                                   --------    --------    --------
Net (decrease) increase in cash                                      (7,240)    (11,320)     16,759
Cash at beginning of period                                          10,926      22,246       5,487
                                                                   --------    --------    --------
Cash at end of period                                              $  3,686    $ 10,926    $ 22,246
                                                                   ========    ========    ========

                      Cygne Designs, Inc. and Subsidiaries

                                                                              YEAR ENDED
                                                                   --------------------------------
                                                                   JANUARY     JANUARY     FEBRUARY
                                                                   30, 1999    31, 1998    1, 1997
                                                                   --------    --------    --------
                                                                           ($ in thousands)
SUPPLEMENTAL DISCLOSURES
Income taxes paid                                                  $    264    $    120    $    307
Interest paid                                                           336         310       3,678


See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

                       Consolidated Financial Statements

                                January 30, 1999


1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively, the "Company") are engaged in private label manufacturing of woven and knit career and casual women's apparel.

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

REVENUE RECOGNITION

Revenues are recorded at the time of shipment of merchandise. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $102,000 and $109,000 at January 30, 1999 and January 31, 1998, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency for the Company's foreign operations is the applicable foreign currency of the country in which it operates for which the functional currency is the U.S. Dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses from the changes in exchange rates from year to year have been reported separately as a component of stockholders' equity.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of short-term debt approximates fair value.

NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Board SFAS No. 128, "Earnings per Share". In computing dilutive loss per share for the years ended January 30, 1999 and January 31, 1998, no effect has been given to outstanding options since the exercise of any of these items would have an antidilutive effect on net loss per share.

                      Cygne Designs, Inc. and Subsidiaries

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In 1998 the Company adopted the Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. The adoption had no effect on the Company's net income.

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

In 1998, management, as a result of the Knit disposition, determined that the remaining goodwill (relating to the Knits business) was impaired. The write-off of the goodwill is included in the 1998 Statement of Operations under the caption "Provision for impairment of Knit business assets."

2. PURCHASES AND DISPOSITIONS OF COMPANIES

In September 1996 the Company sold to Ann Taylor (i) its interest in a sourcing joint venture arrangement with Ann Taylor, and (ii) the assets of its Ann Taylor Woven Division that were used in sourcing merchandise for Ann Taylor. On the closing of the transaction, Cygne received 2,348,145 shares of Ann Taylor common stock, and approximately $8,900,000 in cash. Ann Taylor also assumed certain liabilities. As a result of the transaction, the Company realized a pre-tax gain of $29,600,000. Between October 1996 and January 1997, the Company sold all of the 2,348,145 shares of Ann Taylor common stock, resulting in aggregate net proceeds of approximately $44,300,000 and a pre-tax gain of $6,100,000.

In connection with the closing of the Ann Taylor Disposition, the Company entered into two 3-year consulting agreements with Ann Taylor for the services of Mr. Bernard Manuel, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Irving Benson, the

                      Cygne Designs, Inc. and Subsidiaries

Company's then President and a director, to facilitate the integration of CAT and the Division into Ann Taylor's operations. Mr. Benson's consulting agreement was assigned to him in connection with his resignation as an officer and employee of the Company on November 29, 1996. During 1997 the consulting agreement for the services of Mr. Manuel was bought out in consideration of the payment by Ann Taylor to the Company of approximately $477,000.

The businesses sold to Ann Taylor accounted for approximately 67% of the Company's net sales for the year ended February 1, 1997. If the sale of the businesses had been consummated on February 4, 1996, the Company would have had pro forma net sales of $84,756,000 for the year ended February 1, 1997. Pro forma gross profit for that year would have been $6,189,000. Pro forma loss from operations for that year would have been $15,503,000. Pro forma net loss for that year (excluding the gain on the Ann Taylor Disposition and on the subsequent sale of the Ann Taylor common stock) would have been $17,660,000. The pro forma net loss per share for that year would have been $1.42.

3. REORGANIZATION EXPENSE

The reorganization expense in 1996 of $4,813,000 was the result of the downsizing of the Company and the redeployment of assets necessary to meet changes in continuing customer needs. The major components of this expense were costs in connection with early termination of leases for excess space outside of New York, disposition of related fixed assets, and severance costs related to the Company's then President's resignation as an officer and employee of the Company. All of such costs were paid prior to January 31, 1998.

4. PROVISION FOR LEASE TERMINATION EXPENSES

In 1997, the Company provided for lease termination expenses of $3,964,000 as a result of the Company's decision to relocate from its existing New York Office and to seek substantially smaller New York office space. On March 1, 1999, the Company completed its relocation from its existing New York office and the Landlord released the Company from any contingent rent liability on its New York space and on its leases assumed by Ann Taylor in 1996. The actual expenses in connection with this lease termination approximated $3,063,000. Therefore, the balance of $902,000 of this provision has been reversed in 1998. Approximately $950,000 of the provision had not been paid as of January 30, 1999.

                      Cygne Designs, Inc. and Subsidiaries

5. INVENTORY

Inventory consists of the following:
                                            JANUARY     JANUARY
                                          30, 1999(1)   31, 1998
                                          -----------   --------
                                             ($ In thousands)

   Raw materials and Work-in-Process        $2,310       $3,593
   Finished goods                              395          419
                                            ------       ------
                                            $2,705       $4,012
                                            ======       ======
----------
(1) Excludes $3,426,000 of inventory of the Knit business being sold.

6. FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:
                                            JANUARY     JANUARY       ESTIMATED
                                          30, 1999(1)   31, 1998    USEFUL LIVES
                                          -----------   --------    ------------
                                                  ($ in thousands)

   Land and building                        $  902       $  902     20-30 years
   Equipment, furniture, and fixtures        1,999        3,042     3-10 years
   Leasehold improvements                      924        1,088    Term of lease
   Vehicles                                     78          194     3-5 years
                                            ------       ------
                                             3,903        5,226
   Less accumulated depreciation
     and amortization                        1,183        1,254
                                            ------       ------
                                            $2,720       $3,972
                                            ======       ======
----------
(1) Excludes $842,000 of net fixed assets of the Knit business being sold

                      Cygne Designs, Inc. and Subsidiaries

7. CREDIT FACILITIES

The Company obtains letters of credit from domestic banks secured by a cash deposit from the Company. At January 30, 1999 and January 31, 1998 the Company had restricted cash at a bank of $669,000 and $1,098,000, respectively, to secure letters of credit.

In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations (as modified from time to time and currently in effect): borrowings against trade accounts receivable not to exceed $3,200,000; letters of credit not to exceed $3,200,000; overdraft facility not to exceed $500,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.5% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.25% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing and are secured by a lien on substantially all of the assets of the Israeli subsidiary. At January 30, 1999, outstanding loans under this facility were $2,629,000 and letters of credit aggregating $1,480,000 had been issued. This facility will terminate upon the closing of the sale of the Knit business.

In September 1998 the Israeli bank made an additional $150,000 loan to the Company's Israeli subsidiary which is also secured by a lien on its assets. Principal payments under this loan are due in monthly installments of $6,250 through October 2000 and the loan bears interest of 7.2% payable monthly. At January 30, 1999 the outstanding balance was $125,000. This facility will terminate upon the closing of the sale of the Knit business

The loans to the Israeli subsidiary will be repaid from the proceeds from the Knit Disposition and this credit facility will terminate.

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

                      Cygne Designs, Inc. and Subsidiaries

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

The 1996 sale of business to Ann Taylor constituted a "change in control of the Company" for purposes of the Company's stock option plans. As a result, all then outstanding stock options became immediately exercisable.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation cost been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS No. 123, for each of the years ended January 30, 1999, and January 31, 1998 the Company's net loss and net loss per share would have increased by $1,000 or $0.00 per share. For the year ended February 1, 1997, the Company's net income would have decreased by $322,000 or $0.03 per share.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996: risk-free interest rate of 5%; volatility factor of the expected market price of the Company's common stock of 1.527 for January 30, 1999, 0.076 for January 31, 1998 and 0.082 for February 1, 1997; expected life of 6 years; and a dividend yield of zero.

As any options granted in the future will also be subject to the fair value pro forma calculations, the pro forma adjustments for fiscal years 1998, 1997 and 1996 may not be indicative of future years.

The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1998, 1997 and 1996 is $0.28, $0.34 and $0.77, respectively. Exercise prices for options issued between February 4, 1996 through January 30, 1999 ranged from $0.12 to $10. The weighted-average remaining contractual life of those options is 3.1 years.

                      Cygne Designs, Inc. and Subsidiaries


I. STOCK OPTIONS (CONTINUED)

The following summarizes stock option transactions:

                                                      EMPLOYEE STOCK                       NON-EMPLOYEE
                                                       OPTION PLAN                        DIRECTORS PLAN
                                               ------------------------                -----------------------
                                                                            WEIGHTED                                WEIGHTED
                                                                            AVERAGE                                  AVERAGE
                                                NUMBER       EXERCISE       EXERCISE     NUMBER     EXERCISE        EXERCISE
                                               OF SHARES    PRICE RANGE       PRICE    OF SHARES   PRICE RANGE       PRICE
                                               ---------    -----------     -------    ---------   -----------      --------

Options outstanding at February 3, 1996        1,192,500    $2.00-$22.75                 33,500    $3.25-$23.50

Options granted in 1996                           40,000           $1.00      $1.00       4,000     $1.13-$1.75       $1.44

Options canceled in 1996                        (512,000)   $2.00-$18.00      $5.50      (5,500)    $4.00-$22.50      $7.64
                                               ---------                                 ------

Options outstanding at February 1, 1997          720,500    $1.00-$22.75                 32,000    $1.13-$23.50

Options granted in 1997                               --                                  4,000     $0.28-$0.69       $0.49

Options canceled in 1997                        (215,250)   $2.00-$22.75      $4.07          --
                                               ---------                                 ------

Options outstanding at January 31, 1998          505,250    $1.00-$13.38                 36,000    $0.28-$23.50

Options granted in 1998                           20,000    $0.31             $0.31       4,000     $0.12-$0.28       $0.20

Options canceled in 1998                         (93,250)   $2.00                            --
                                                                                         ------
Options outstanding at January 30, 1999          432,000    $0.31-$13.88                 40,000    $0.12-$23.50
                                               =========                                 ======
At January 30, 1999 options exercisable          412,000                                 33,000
                                               =========                                 ======

                                                  OTHER STOCK OPTION
                                                      ARRANGEMENTS        WEIGHTED
                                               ------------------------    AVERAGE      TOTAL
                                                NUMBER        EXERCISE     EXERCISE    NUMBER
                                               OF SHARES     PRICE RANGE    PRICE     OF SHARES
                                               ---------     -----------    -----     ---------

Options outstanding at February 3, 1996         230,250     $2.00-$22.50              1,456,250

Options granted in 1996                              --                                  44,000

Options canceled in 1996                       (105,250)    $2.00           $2.00      (622,750)
                                                -------                               ---------

Options outstanding at February 1, 1997         125,000     $2.00-$22.50                877,500

Options granted in 1997                              --                                   4,000

Options canceled in 1997                             --                                (215,250)
                                                -------                               ---------

Options outstanding at January 31, 1998         125,000     $2.00-$22.50                666,250

Options granted in 1998                              --                                  24,000

Options canceled in 1998                             --                                 (93,250)
                                                -------                               ---------
Options outstanding at January 30, 1999         125,000     $2.00-$22.50                597,000
                                                =======                                ========
At January 30, 1999 options exercisable         125,000                                 570,000
                                                =======                                ========

                      Cygne Designs, Inc. and Subsidiaries

9. CONCENTRATIONS OF RISK

For years 1998, 1997 and 1996, sales to The Limited, Inc. accounted for 59%, 65%, and 25%, respectively, of the Company's net sales. At January 30, 1999 and January 31, 1998, The Limited, Inc. accounted for 56% and 65%, respectively, of trade accounts receivable.

For 1996 AnnTaylor accounted for 67% of the Company's net sales.

10. LEASES, COMMITMENTS AND LITIGATION

LEASES

At January 30, 1999, the Company leased manufacturing and office facilities under operating lease agreements which expire through 2010. On March 1, 1999, one of the Company's office facility leases was cancelled and the Landlord released the Company from its contingent liability on leases assumed by Ann Taylor.

On March 25, 1999, the Company agreed to sell its Knit business, subject to stockholder approval. The Knit business has an operating lease for manufacturing and office space requiring annual payments of $193,000 through the year 2000. The purchaser of the Knit business will assume this lease.

Total rent expense under the operating leases for the years ended January 30, 1999, January 31, 1998 and February 1, 1997 amounted to approximately $968,000, $1,036,000 and $2,220,000, respectively.

As of January 30, 1999, after giving effect to the lease cancellation and the sale of the Knits business, the Company's lease commitment was $138,000 through the period ending December 1999.

                      Cygne Designs, Inc. and Subsidiaries

COMMITMENTS

The Company has employment agreements with certain officers and key employees through 2000. Future minimum aggregate annual payments under these agreements amount to approximately $1,051,000 in 1999 and $220,000 in 2000. Certain of the officers and employees may receive additional compensation based upon the income, as defined, of the Company or one or more of its subsidiaries.

LEGAL PROCEEDINGS

In 1998 the Company settled a shareholder class action lawsuit. As part of the settlement, the Company contributed approximately $2,100,000 to the settlement. The Company also incurred legal fees of approximately $500,000 in connection with this lawsuit.

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations or cash flows. See Note 11 for information regarding tax audits.

In February 1999, the U.S. Customs Service commenced an audit of the Company's import operations. It is not possible at this time to predict the outcome of this audit.

                      Cygne Designs, Inc. and Subsidiaries

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

                                                              YEAR ENDED
                                                        -----------------------
                                                        JANUARY        JANUARY
                                                        30, 1999       31, 1998
                                                        --------       --------
                                                            ($ In thousands)
Deferred tax assets:
   Capitalization of expenses                           $     --       $     51
   Other reserves                                             --            924
   Net operating loss carryforwards                       42,000         33,800
                                                        --------         ------
Subtotal                                                  42,000         34,775
   Valuation allowance                                   (42,000)       (34,775)
                                                        --------       --------
Total deferred tax assets                               $     --       $     --
                                                        ========       ========

For financial reporting purposes, income before income taxes includes the following components:


                                                        YEAR ENDED
                                          --------------------------------------
                                          JANUARY        JANUARY        FEBRUARY
                                          30, 1999       31, 1998        1, 1997
                                          --------       --------        -------
                                                     ($ In thousands)
Pretax income (loss):
   United States                           (3,555)      $(13,901)        $16,928
   Foreign                                 (2,501)          (359)          9,066
                                          --------      --------         -------
                                          $(6,056)      $(14,260)        $25,994
                                          ========      =========        =======

                      Cygne Designs, Inc. and Subsidiaries

Significant components of the provision for income taxes are as follows:

                                                        YEAR ENDED
                                          --------------------------------------
                                          JANUARY        JANUARY        FEBRUARY
                                          30, 1999       31, 1998        1, 1997
                                          --------       --------        -------
                                                     ($ In thousands)
Current:
    Federal                                $ --            $ --          $  682
    Foreign                                 182              --             224
    State and local                          87             204             343
                                           ----            ----          ------
Total current                               269             204           1,249
                                           ----            ----          ------

Deferred:
    Federal                                  --              --           4,367
    Foreign                                  --              --             311
    State and local                          --              --           1,190
                                           ----            ----          ------
Total deferred                               --              --           5,868
                                           ----            ----          ------

Tax provision                              $269            $204          $7,117
                                           ====            ====          ======

                      Cygne Designs, Inc. and Subsidiaries


The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                      YEAR ENDED
                                       -----------------------------------------------------------------------
                                                JANUARY                   JANUARY                 FEBRUARY
                                               30, 1999                   31, 1998                1, 1997
                                       -----------------------      -------------------      -----------------
                                                                      ($ In thousands)
Tax at U.S. statutory rates            $(2,059)         (34.0%)     $(4,848)      (34.0)%    $8,838       34.0%
Benefit of operating loss
  carryforward                              --             --            --          --       2,922      (10.5)
Loss, no benefit provided                2,059           34.0         4,848        34.0          --         --
Foreign and state income taxes,
  net of federal tax benefit               269            4.4           204         1.4       1,142        4.4
Lower effective income tax
  rates of foreign jurisdictions            --             --            --          --        (235)      (0.9)
Amortization of intangibles                 --             --            --          --         124        0.5
Other                                        0             --             0          --         170        0.7
                                       -------          -----       -------       -----      ------       ----
                                       $   269            4.4%      $   204         1.4%     $7,117       28.2%
                                       =======          =====       =======       =====      ======       ====

As of January 30, 1999, based upon tax returns filed and to be filed the Company expects to report a net operating loss carryforward for U.S. Federal income tax purposes of approximately $108,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of January 30, 1999, based upon tax returns filed and to be filed the Company expects to report net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $70,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

Tax Audits

The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). To date, the IRS has informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16 million (including some penalties but not interest). Depending on the amount of the deficiency, the amount of interest could be significant. The outcome of the GJM (US) Inc. audit cannot be predicted at this time.

                      Cygne Designs, Inc. and Subsidiaries

Although the Company is disputing the proposed adjustment and believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition, results of operations or cash loss.

The Company is subject to other ongoing tax audits in several jurisdictions. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position.

12. SEGMENT INFORMATION

Based on the criteria in SFAS No. 131, the Company operates in two segments of the apparel market: woven career and casual women's sportswear and knit career and casual women's sportswear. The Company sources and manufacturers garments which have been designed and developed by the customer.

Net sales to unaffiliated customers and identifiable assets were as follows:

                                              Knit          Woven                         Other
                                            Division       Division      Corporate      Divisions       Total
                                            --------       --------      ---------      ---------      -------
YEAR ENDED JANUARY 30, 1999
Net sales                                    $25,891        $17,122            --             --       $43,013
Gross profit (loss)                            1,053           (793)           --             --           260
Selling, general and administrative              841          1,493         2,047             --         4,381
Amortization of intangibles                      364             --            --             --           364
Provision for impairment of
 Knit business assets                          2,564             --            --             --         2,564
(Recoupment) provision for
 lease termination                                --             --          (902)            --          (902)
                                                                          -------                      -------
(Loss) from operations                       $(2,716)       $(2,286)      $(1,145)            --        (6,147)
                                             =======        =======       =======
Interest income                                                                                           (428)
Interest expense                                                                                           337
                                                                                                       -------
(Loss) income before taxes                                                                              (6,056)
Provision for income taxes                                                                                 269
Net (loss)                                                                                             $(6,325)
                                                                                                       =======
Identifiable assets                          $10,326        $ 9,705       $ 3,568             --       $23,599
                                             =======        =======       =======                      =======


                      Cygne Designs, Inc. and Subsidiaries

                                              Knit          Woven                         Other
                                            Division       Division      Corporate      Divisions       Total
                                            --------       --------      ---------      ---------      -------


YEAR ENDED JANUARY 31, 1998

Net sales                                   $ 28,886        $14,290            --       $    203      $ 43,379
Gross profit (loss)                              656            814            --         (1,154)          316
Selling, general and
 administrative                                1,292          1,462         4,665          2,912        10,331
Amortization of intangibles                      364             --            --             --           364
Provision for lease termination                   --             --         3,964             --         3,964
                                                                          -------                     --------
(Loss) from operations                      $(1,000)        $  (648)      $(8,629)      $ (4,066)      (14,343)
                                            ========        =======       =======       ========
Interest income                                                                                           (461)
Interest expense                                                                                           378
                                                                                                      --------
(Loss) before income tax                                                                               (14,260)
Provision for income taxes                                                                                 204
                                                                                                      --------
Net (loss)                                                                                            $(14,464)
                                                                                                      ========
Identifiable assets                         $ 10,873        $ 7,249       $11,628             --      $ 29,750
                                            =-======        =======       =======                     ========


                      Cygne Designs, Inc. and Subsidiaries

                                             Knit          Woven                         Other
                                            Division       Division      Corporate      Divisions       Total
                                            --------       --------      ---------      ---------      -------
YEAR ENDED FEBRUARY 1, 1997
Net sales                                    $41,138        $42,085            --       $171,090      $254,313
Gross profit                                   2,099          4,688            --         21,070        27,857
Selling, general and
 administrative                                2,023          3,361         9,801         12,066        27,251
Amortization of intangibles                      364             --            --             --           364
Gain from sale of Ann Taylor
  woven division and CAT                          --             --            --         29,588        29,588
Reorganization expense                            --             --         4,813             --         4,813
                                                                         --------                     --------
(Loss) income from operations                $  (288)       $ 1,327      $(14,614)      $ 38,592        25,017
                                             =======        =======      ========       ========

Other income, principally from
  the gain on sale of Ann Taylor
  common stock                                                                                          (6,864)
Settlement of shareholder class
  action and related legal expenses                                                                      2,627
Interest income                                                                                            (80)
Interest expense                                                                                         3,340
                                                                                                      --------
Income before income taxes and
  minority interest                                                                                     25,994
Provision for income taxes                                                                               7,117
                                                                                                      --------
Income before minority interest                                                                         18,877
Income attributable to minority
  interest                                                                                                 961
                                                                                                      --------
Net income                                                                                            $ 17,916
                                                                                                      ========
Identifiable assets                          $13,364        $ 8,815      $ 24,963             --      $ 47,142
                                             =======        =======      ========                     ========



13. EMPLOYEE BENEFIT PLANS

The Company does not provide any post employment or post retirement benefits to its current or former employees. The Company implemented a new 401(k) plan for domestic employees on February 2, 1997. The Company will match 33% of the employee's contributions up to 3% of the employee's voluntary contribution.

14. RELATED PARTY TRANSACTIONS

During 1997, a company controlled by a shareholder paid the Company $292,000 for design fees and commissions.

15. SUBSEQUENT EVENT

On March 25, 1999, the Company entered into an agreement, subject to stockholder approval,

                      Cygne Designs, Inc. and Subsidiaries
pursuant to which it will sell substantially all of the assets of Cygne's Knit business. The purchase price consideration in the transaction consists of a dollar amount in cash equal to the adjusted net book value of inventory, fixed assets, advances to vendors, and investment in a dye house facility plus $100,000. The purchaser will also assume all customer and vendor purchase orders and all lease obligations. In addition, the purchaser has agreed to pay Cygne commissions of 6% on orders for products included in the assets, up to a maximum of $600,000, and a non-compete payment of $400,000. In connection with the transaction Cygne will pay severance of $800,000 to the person who runs the Knit Business.

                      Cygne Designs, Inc. and Subsidiaries

                Schedule II - Valuation and Qualifying Accounts

                                               BALANCE AT       CHARGED TO
                                              BEGINNING OF       COSTS AND        DEDUCTIONS        BALANCE AT
                                                 PERIOD          EXPENSES         (DESCRIBE)*      END OF PERIOD
                                                 ------          --------         -----------      -------------
                                                           ($ in thousands)
Reserves for returns and allowances:
  Year ended February 1, 1997                   $2,183           $8,896             $9,537            $1,542
  Year ended January 31, 1998                    1,542            1,526              2,959               109
  Year ended January 30, 1999                      109              641                648               102

----------
* Sales returns and write-off of uncollectible amounts