Form 10-K/A
period 1999-01-30
CYGNE DESIGNS INC
filed 1999-05-28
CIK 906782

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

                            YES [X]           NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Registrant's Common Stock held by non-affiliates at April 16, 1999 (based on the closing sale price for such shares as reported by the OTC Bulletin Board): $1,216,252. Common Stock outstanding as of April 16, 1999: 12,438,038 shares.

Documents incorporated by reference: None

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS:

        The directors of the Company are as follows:

                                              YEAR FIRST       PRINCIPAL OCCUPATION
DIRECTOR                        AGE         BECAME DIRECTOR    DURING THE PAST FIVE YEARS
--------                        ---         ---------------    --------------------------
James G. Groninger               55              1993          President of The BaySouth Company since
                                                               January 1995; Managing Director
                                                               of PaineWebber Incorporated from
                                                               April 1988 through December 1994.

Bernard M. Manuel                51              1988          Chief Executive Officer of Cygne since
                                                               October 1988 and Chairman of the Board
                                                               since December 1989.

        Mr. Groninger is a director of Designs, Inc. and NPS Pharmaceuticals. Mr. Manuel is a director of Designs, Inc.

        In September 1993 the Company established an Audit Committee and a Compensation Committee. Mr. Groninger is the sole member of the Compensation Committee and the Audit Committee. The Audit Committee is charged with reviewing the Company's annual audit and meeting with the Company's independent accountants to review the Company's internal controls and financial management practices. The Compensation Committee reviews compensation practices, recommends compensation for the Company's executives and key employees and functions as the Committee under the Company's 1993 Stock Option Plan. Each of the Compensation Committee and the Audit Committee met once during the year ended January 30, 1999.

        During the fiscal year ended January 30, 1999, the Board of Directors held five meetings. Each director attended at least 75% of the meetings of the Board of Directors held when he was a director and of all committees of the Board of Directors on which he served.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

        Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the fiscal year ended January 30, 1999 all
Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

EXECUTIVE OFFICERS:

        See "Item 1. Business - Executive Officers of the Registrant."


Item 11. EXECUTIVE COMPENSATION

        The following table shows all the cash compensation paid or to be paid by the Company or its subsidiaries as well as certain other compensation paid or accrued, during the fiscal years indicated, in all capacities in which they served, to (i) the Company's Chief Executive Officer, (ii) the Company's only other executive officer at January 30, 1999, and (iii) those persons who would have been included in this table because they were among the most highly compensated executive officers during 1998 except they were not serving as executive officers at January 30, 1999.


                           SUMMARY COMPENSATION TABLE

                               Annual Compensation


                                                               All Other
                                         Year    Salary      Compensation(1)
                                         ----    ------      ---------------

Bernard M. Manuel                        1998   $403,000      $  1,001(2)
Chairman of the Board                    1997    448,620         1,224(2)
    and Chief Executive Officer          1996    433,983           142


Roy E. Green                             1998    245,000         3,685(3)
Senior Vice President--Chief Financial   1997    245,000         3,181(3)
    Officer, Treasurer and Secretary     1996    234,612         1,337


Gary C. Smith                            1998    271,655(5)      3,964(6)
Former Senior Vice President--           1997    271,656         2,863(6)
    Manufacturing (4)                    1996    271,656           331

Paul D. Baiocchi                         1998    205,000(8)      3,302(9)
Former Vice President, General Counsel   1997    205,000         2,385(9)
    and Secretary (7)                    1996    195,000           342

----------------
(1) Consists of certain insurance premiums on term life insurance paid by Cygne for the benefit of the named individuals, except as otherwise indicated.

(2) Includes $822 and $999 for 1998 and 1997, respectively, representing Cygne's matching contribution pursuant to its 401(k) defined contribution plan.

(3) Includes $2,425 representing Cygne's matching contribution pursuant to its 401(k) defined contribution plan.

(4) Mr. Smith resigned as an officer and employee on June 30, 1998. See "Item 13. Certain Relationships and Related Transactions."

(5) Includes $158,465 of severance paid in 1998 to Mr. Smith under the terms of his employment agreement. Does not include $113,190 of severance to be paid in 1999 to Mr. Smith under the terms of his employment agreement. See "Item 13. Certain Relationships and Related Transactions."

(6) Includes $3,723 and $2,689 for 1998 and 1997, respectively, representing Cygne's matching contribution pursuant to its 401(k) defined contribution plan.

(7) Mr. Baiocchi resigned as an officer and employee on December 15, 1998. See "Item 13. Certain Relationships and Related Transactions."

(8) Includes $25,625 of severance paid in 1998 to Mr. Baiocchi under the terms of his employment agreement. Does not include $85,417 of severance to be paid in 1999 to Mr. Baiocchi under the terms of his employment agreement. See "Item 13. Certain Relationships and Related Transactions."

(9) Includes $2,904 and $2,097 for 1998 and 1997, respectively, representing Cygne's matching contribution pursuant to its 401(k) defined contribution plan.

        During the fiscal year ended January 30, 1999 no options were granted to the persons named in the Summary Compensation Table.

        The following table sets forth information with respect to (i) stock options exercised in the fiscal year ended January 30, 1999 by the persons named in the Summary Compensation Table and (ii) unexercised stock options held by such individuals on January 30, 1999.

                                 AGGREGATED OPTION EXERCISES
                    IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                   Number of Unexercised      Value of Unexercised,
                                                      Options Held at        In-the-Money Options at
                                                    Fiscal Year End (#)        Fiscal Year End (1)
                         Shares                  --------------------------- -------------------------
                      Acquired on      Value
        Name          Exercise (#)    Realized    Exercisable  Unexercisable Exercisable  Unexercisable
        ----          ------------    --------    -----------  ------------- -----------  ------------
Bernard M. Manuel            -            -          55,000           -         $   0        $   0

Roy E. Green                 -            -          80,000           -         $   0        $   0

Gary Smith                   -            -               -           -         $   0        $   0

Paul D. Baiocchi             -            -               -           -         $   0        $   0

------------------------------

(1) Based on the closing stock price of the Common Stock on January 29, 1999 of $0.10.

        EMPLOYMENT AGREEMENTS

        The Company currently has employment agreements with Bernard M. Manuel, its Chairman and Chief Executive Officer, and Roy Green, its Senior Vice President--Chief Financial Officer. These employment agreements, which currently expire April 30, 2000, provide for automatic renewal for successive one year terms unless either party notifies the other to the contrary at least 90 days prior to its expiration. The employment agreements require each employee to devote substantially all of his time and attention to the Company's business as necessary to fulfill his duties. Pursuant to the employment agreements Messrs. Manuel and Green are currently entitled to an annual salary at a rate of $494,000 and $245,000, respectively, subject to annual cost of living increases. The employment agreements also provide for the payment of bonuses in such amounts as may be determined by the Board. Under the employment agreements, the employee may terminate his employment upon 30 days' notice. The employment agreements provide that in the event the employee's employment is terminated by the Company at any time for any reason other than justifiable cause, disability or death, or the Company fails to renew the agreement at any time within two years following a "Change of Control of the Company," the Company must pay the employee his base salary and permit participation in benefit programs for the greater of (i) the remaining term of the agreement or (ii) two years in the case of Mr. Manuel and one year in the case of Mr. Green. In the event the Company elects not to renew the agreement (other than within two years following a "Change in Control of the Company"), the Company will, (a) in the case of Mr. Manuel, pay him a severance payment equal to the lesser of (i) two months' salary plus one-sixth of his most recently declared bonus for each year he has been employed by the Company or (ii) one year's annual salary, and (b) in the case of Mr. Green, pay him a severance payment equal to the lesser of (i) one month's salary plus one-twelfth of his most recently declared bonus for each year he has been employed by the Company or (ii) six months' salary. Each agreement contains confidentiality provisions, whereby each executive agrees not to disclose any confidential information regarding the Company, as well as non-competition covenants. The non-competition covenants survive the termination of an employee's employment for the greater of (i) the remaining term of the agreement or (ii) two years in the case of Mr. Manuel and one year in the case of Mr. Green.

        For purposes of the employment agreements, a "Change in Control of the Company" shall be deemed to occur if (i) there shall be consummated (x) any consolidation or merger of Cygne in which Cygne is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of Cygne in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the Company's assets, or (ii) the Company's stockholders shall approve any plan or proposal for liquidation or dissolution of Cygne or (iii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act), shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and us, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

        The employment agreements also provide that if, in connection with a change of ownership or control of Cygne or a change in ownership of a substantial portion of the Company's assets (all within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code")), an excise tax is payable by the employee under Section 4999 of the Code, then the Company will pay to the employee additional compensation which will be sufficient to enable the employee to pay such excise tax as well as the income tax and excise tax on such additional compensation, such that, after the payment of income and excise taxes, the employee is in the same economic position in which he would have been if the provisions of Section 4999 of the Code had not been applicable.

        The Company terminated its employment agreement with Gary C. Smith, the Company's former Senior Vice President--Manufacturing, on June 30, 1998, and its employment agreement with Paul D. Baiocchi, formerly the Company's Vice President and General Counsel, on December 15, 1998. See "Item 13. Certain Relationships and Related Transactions."

        COMPENSATION OF DIRECTORS

        Each non-employee director receives $3,500 for each Board of Directors meeting attended, and $1,500 for each meeting of any committee of the Board of Directors attended. In addition, directors who are not employees are compensated through stock options.

        The Company adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), pursuant to which options to acquire a maximum aggregate of 100,000 shares of Common Stock may be granted to non-employee directors. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for the automatic grant to each of the Company's non-employee directors of (1) an option to purchase 10,000 shares of Common Stock on the date of such director's initial election or appointment to the Board to Directors, and (2) an option to purchase 2,000 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on such anniversary date a non-employee director. The options have an exercise price of 100% of the fair market value of the Company's Common Stock on the date of grant, have a ten-year term and become exercisable in four equal annual installments commencing on the first anniversary of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors'
Plan). The options may be exercised by payment in cash, check or shares of Common Stock. On April 15, 1993 Mr. Groninger was elected as a director of Cygne and was granted an option to purchase 10,000 shares of Common Stock at a purchase price of $4.00 per share, the fair market value of the Common Stock on the date of grant. On each of April 15, 1994, April 15, 1995, April 15, 1996, April 15, 1997, April 15, 1998 and April 15, 1999, the anniversary dates of his initial election to the Board of Directors, Mr. Groninger was granted options to purchase 2,000 shares of Common Stock at a purchase price of $23.50, $11.75, $1.75, $0.687, $0.281 and $0.156 per share, respectively, the fair market values of the Company's Common Stock on the dates of grant.

        On September 20, 1996, the Company engaged in the Ann Taylor Disposition. As a result of the Ann Taylor Disposition, a change in control under the Directors' Plan was deemed to have occurred and all options granted under the Directors' Plan prior to September 20, 1996 became vested. If the proposed sale of the Company's knit business is consummated, all options granted under the Director's Plan after September 20, 1996 and prior to the date of the sale will become fully vested on the date the sale closes.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth information as of April 30, 1999 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the SEC) of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock; (ii) each director and nominee for election as a director of Cygne; (iii) each executive officer named in the Summary Compensation Table (see "Item 11. Executive Compensation"); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                                                            Amount and Nature of        Percentage of
                                                            Beneficial Ownership            Cygne
Name and Address                                         of Cygne Common Stock (1)      Common Stock
----------------                                         -------------------------      ------------
World Textile Co., Ltd.
 c/o TMI Associates
 37, Mori Building
 5-1, Toranomon 3-Chome
 Minator-ku
 Tokyo, 105-0001, Japan.......................................      622,285                    5.0%

James G. Groninger (3)........................................       22,500                    *

Bernard M. Manuel (4).........................................    5,001,975                   40.0%

Roy E. Green (5)..............................................       80,000                    *

Gary C. Smith.................................................            -                    *

Paul D. Baiocchi..............................................            -                    *

Directors and executive officers as a group (3 persons)(6) ...    5,104,475                   40.5%

-----------------------------

*  Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(2) These shares were acquired by World Textile Co., Ltd. upon foreclosure from Cleveland Investment Limited ("CIL"). CIL has granted Mr. Manuel the right to vote the 622,285 shares owned by it (the "CIL Shares") for a period of five years from February 24, 1998.

(3) Includes 17,500 shares issuable pursuant to options which are exercisable within 60 days of April 30, 1999. Does not include 5,000 shares which are the subject of options which are not exercisable within 60 days of April 30, 1999.

(4) Includes 4,324,690 shares owned by Bernard M. Manuel, 622,285 shares for which Mr. Manuel received a voting proxy from CIL, and 55,000 shares issuable pursuant to options. Mr. Manuel's address is c/o Cygne Designs, 680 Fifth Avenue, New York, New York 10019.

(5)     Consists of shares issuable pursuant to options.

(6) Includes 622,285 shares for which Mr. Manuel received a voting proxy from CIL, and 152,500 shares issuable pursuant to options which are exercisable within 60 days of April 30, 1999. See Notes 2, 3, 4 and 5.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Effective June 30, 1998, the Company terminated the employment of Gary
C. Smith, Senior Vice President--Manufacturing. As a result of the termination of his employment, Mr. Smith received a severance payment of $271,655, payable in twelve equal monthly payments starting in July 1998.

        Effective December 15, 1998, the Company terminated the employment of Paul D. Baiocchi, Vice President, General Counsel and Secretary. As a result of the termination of his employment, Mr. Baiocchi received a severance payment of $113,670, payable in thirteen equal monthly payments starting in December 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CYGNE DESIGNS, INC.

May 28, 1999
                                            By: /s/ Roy E. Green
                                                -------------------
                                                Roy E. Green
                                                Senior Vice President-Chief
                                                Financial Officer and Treasurer