Form 10-Q
period 1999-05-01
CYGNE DESIGNS INC
filed 1999-06-15
CIK 906782

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


                           Commission File No. 0-22102

                                   ----------

                               CYGNE DESIGNS, INC.
                               -------------------

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

                                 (212) 489-3900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

      Common Stock, $.01 par value, 12,438,038 shares as of June 11, 1999.


================================================================================

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                   -----------

                               INDEX TO FORM 10-Q

PART I  FINANCIAL INFORMATION                                               PAGE
                                                                             NO.

     Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at May 1, 1999
            and January 30, 1999 ..........................................   3

          Condensed Consolidated Statements of Operations
            for the three months ended May 1, 1999 and May 2, 1998 ........   4

          Condensed Consolidated Statement of Stockholders' Equity
            for the three months ended May 1, 1999 ........................   5

          Condensed Consolidated Statements of Cash Flows
            for the three months ended May 1, 1999 and May 2, 1998 ........   6

          Notes to Condensed Consolidated Financial Statements ............   7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................  11


PART II OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K .............................  16

PART I.  FINANCIAL INFORMATION


                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                            May        January
                                                          1, 1999     30, 1999
                                                         ---------    --------
                                                         (In thousands, except
                                                          share and per share
                                                                amounts)

ASSETS
Current assets:
  Cash (includes restricted cash of $1,576
    and $669, respectively)                               $ 4,495      $ 3,686
  Trade accounts receivable, net                            5,618        8,242
  Inventory                                                 3,198        2,705
  Assets held for sale                                      4,961        4,700
  Other receivables and prepaid expenses                    1,185          996
                                                          -------      -------
       Total current assets                                19,457       20,329
Fixed assets, net                                           2,680        2,720
Other assets                                                  550          550
                                                          -------      -------
       Total assets                                       $22,687      $23,599
                                                          =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term borrowings                                 $ 3,204       $2,754
    Accounts payable                                        3,524        4,579
    Accrued expenses                                        3,768        4,140
    Income taxes payable                                    6,066        6,080
                                                          -------      -------
       Total current liabilities                           16,562       17,553

Stockholders' equity:
  Preferred stock, $0.01 par value; 4,000,000 shares
    authorized: none issued and outstanding                  --           --
  Common stock, $0.01 par value; 75,000,000 shares
    authorized: 12,438,038 shares issued and outstanding      124          124
  Paid-in capital                                         120,918      120,918
  Accumulated deficit                                    (114,793)    (114,872)
  Foreign currency translation adjustment                    (124)        (124)
                                                          -------      -------
       Total stockholders' equity                           6,125        6,046
                                                          -------      -------
       Total liabilities and stockholders' equity         $22,687      $23,599
                                                          =======      =======

See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months Ended
                                                ------------------------
                                                   May             May
                                                 1, 1999         2, 1998
                                                --------        --------
                                                     (In thousands,
                                                except per share amounts)

Net sales                                       $ 13,561        $  6,245
Cost of goods sold                                12,398           6,483
                                                --------        --------
Gross profit (loss)                                1,163            (238)
Selling, general and administrative
  expenses                                           920           1,016
Amortization of intangibles                         --                91
                                                --------        --------
Income (loss) from operations                        243          (1,345)
Interest income                                      (20)           (111)
Interest expense                                     182              61
                                                --------        --------
Income (loss) before income taxes                     81          (1,295)
Provision for income taxes                             2              33
                                                --------        --------
Net income (loss)                               $     79        $ (1,328)
                                                ========        ========

Net income (loss) per share - basic                $0.01          $(0.11)
                                                   =====          ======
Weighted average number of common
  shares outstanding                              12,438          12,438
                                                  ======          ======
Net income (loss) per share assuming
  dilution                                         $0.01          $(0.11)
                                                   =====          ======
Weighted average number of common
  shares and dilutive securities                  12,438          12,438
                                                  ======          ======

See accompanying notes.

                                    CYGNE DESIGNS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                    Common Stock                      Foreign
                                 ------------------                  Currency
                                  Number                 Paid-in    Translation  (Accumulated
                                 of Shares   Amount      Capital    Adjustment     Deficit)        Total
                                 ---------   ------     ---------   -----------  ------------     -------
                                                              (In thousands)
Balance at January 30, 1999        12,438    $  124     $ 120,918     $  (124)     $(114,872)     $ 6,046

Foreign currency
  translation adjustment             --        --            --          --             --           --

Net income for the three
  months ended May 1, 1999           --        --            --          --               79           79
                                   ------    ------     ---------     -------      ---------      -------
Comprehensive income for
  the three months ended
  May 1, 1999                        --        --            --          --             --             79
                                   ------    ------     ---------     -------      ---------      -------
Balance at May 1, 1999             12,438    $  124     $ 120,918     $  (124)     $(114,793)     $ 6,125
                                   ======    ======     =========     =======      =========      =======

See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          May           May
                                                        1, 1999       2, 1998
                                                        -------       -------
                                                            (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                        $   79       $(1,328)

Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
  Depreciation and amortization                             126           123
  Amortization of intangibles                              --              91
  Changes in operating assets and liabilities:
    Trade accounts receivable                             2,601         3,887
    Inventory                                               (99)          468
    Other receivables and prepaid expenses                 (818)         (845)
    Accounts payable                                     (1,094)       (1,292)
    Accrued expenses                                       (301)         (735)
    Income taxes payable                                    (14)          (20)
                                                         ------       -------
Net cash provided by operating activities                   480           349
                                                         ------       -------
INVESTING ACTIVITIES
Purchase of fixed assets                                   (121)         (100)
                                                         ------       -------
Net cash (used in) investing activities                    (121)         (100)
                                                         ------       -------
FINANCING ACTIVITIES
Borrowings (repayments) of short-term
  borrowings, net                                           450           (96)
                                                         ------       -------
Net cash provided by (used) in financing
  activities                                                450           (96)
                                                         ------       -------
Net increase in cash                                        809           153
Cash at beginning of period                               3,686        10,926
                                                         ------       -------
Cash at end of period                                    $4,495       $11,079
                                                         ======       =======
SUPPLEMENTAL DISCLOSURES
Income taxes paid                                           $32           $53
Interest paid                                               182            61

See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MAY 1, 1999 (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999. The balance sheet at January 30, 1999 has been derived from the audited financial statements at that date.

     The Company's fiscal year ends on the Saturday nearest to January 31.

     DISPOSITION OF COMPANIES

     On March 25, 1999, the Company entered into an agreement, subject to stockholder approval, pursuant to which it will sell substantially all of the assets of Cygne's Knit business. The purchase price consideration in the transaction consists of a dollar amount in cash equal to the adjusted net book value of inventory, fixed assets, advances to vendors, and investment in a dye house facility plus $100,000. The purchaser will also assume all customer and vendor purchase orders and all lease obligations. In addition, the purchaser has agreed to pay Cygne commissions of 6% on orders for products included in the assets, up to a maximum of $600,000, and a non-compete payment of $400,000. In connection with the transaction Cygne will pay severance of $800,000 to the person who runs the Knit business.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                             MAY 1, 1999 (UNAUDITED)


2. INVENTORY

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                                  May  1,    January 30,
                                                 1999 (1)      1999 (1)
                                                 --------    -----------
                                                      (In thousands)

     Raw materials and Work-in-Process            $2,874       $2,310

     Finished goods                                  324          395
                                                  ------       ------
                                                  $3,198       $2,705
                                                  ======       ======
     ----------

(1) Excludes $3,176,000 and $3,426,000 of inventory of the Knit business being sold at May 1, 1999 and January 30, 1999, respectively.

3. CREDIT FACILITIES

     The Company obtains letters of credit from domestic banks secured by a cash deposit from the Company. At May 1, 1999 and January 30, 1999 the Company has restricted cash at a bank of $1,576,000 and $669,000, respectively, to secure letters of credit.

     In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations (as modified from time to time and currently in effect): borrowings against trade accounts receivable not to exceed $3,250,000; letters of credit not to exceed $3,250,000; overdraft facility not to exceed $500,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.0% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.0% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing and are secured by a lien on substantially all of the assets of the Israeli subsidiary. At May 1, 1999, outstanding loans under this facility were $3,091,000 and letters of credit aggregating $3,795,000 had been issued. This facility, which supports the operations of the Knit business, will terminate upon the closing of the sale.

     In September 1998 the Israeli bank made an additional $150,000 loan to the Company's Israeli subsidiary which is also secured by a lien on its assets. Principal payments under this loan are due in monthly installments of $6,250 through October 2000 and the loan bears interest of 7.2% payable monthly. At May 1, 1999 the outstanding balance was $113,000. This facility, which supports the operations of the Knit business, will terminate upon the closing of the sale.

     The loans to the Israeli subsidiary will be repaid from the proceeds from the Knit Disposition and this credit facility will terminate.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                             MAY 1, 1999 (UNAUDITED)


4. LITIGATION

     The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 5 for information regarding income tax audits.

     In February 1999, the U.S. Customs Service commenced an audit of the Company's import operations for 1995, 1996 and 1997. It is not possible at this time to predict the outcome of the audit.

5. INCOME TAX

     The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). To date, the IRS has informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16 million (including some penalties but not interest). Depending on the amount of the deficiency, the amount of the interest could be significant. The outcome of the audit of GJM (US) Inc. cannot be predicted at this time. Although the Company is disputing the proposed adjustment and believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition, results of operations, or cash flow.

     The Company is subject to other ongoing tax audits in several jurisdictions in the United States and Israel. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position.

     As of May 1, 1999, based upon tax returns filed and to be filed the Company expects to report a net operating loss carryforward for U.S. Federal income tax purposes of approximately $108,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2014. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

     As of May 1, 1999, based upon tax returns filed and to be filed the Company expects to report net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $70,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

6. SEGMENT INFORMATION

     Based on the criteria in SFAS No. 131, the Company operates in two segments of the apparel market: woven career and casual women's sportswear and knit career and casual women's sportswear. The Company sources and manufactures garments which have been designed and developed by the customer. The Company has agreed to sell its Knit business. See Note 1.

     Net sales to unaffiliated customers and identifiable assets were as follows:
                                              Knit       Woven
                                            Division    Division    Corporate     Total
FOR THE THREE MONTHS ENDED MAY 1, 1999      --------    --------    ---------    -------
Net sales                                    $ 8,172     $ 5,389        --       $13,561
Gross profit                                     349         814        --         1,163
Selling, general and administrative              201         420         299         920
                                             -------     -------     -------     -------
Income (loss) from operations                $   148     $   394     $  (299)        243
                                             =======     =======     =======
Interest income                                                                      (20)
Interest expense                                                                     182
                                                                                     ---
Income before taxes                                                                   81
Provision for income taxes                                                             2
                                                                                 -------
Net income                                                                       $    79
                                             -------     -------     -------     =======
Identifiable assets                          $ 9,733     $ 7,507     $ 5,447     $22,687
                                             =======     =======     =======     =======

FOR THE THREE MONTHS ENDED MAY 2, 1998
Net sales                                    $ 4,022     $ 2,223        --       $ 6,245
Gross profit (loss)                              122        (360)       --          (238)
Selling, general and administrative              204         333         479       1,016
Amortization of intangibles                       91        --          --            91
                                             -------     -------     -------     -------
(Loss) from operations                       $  (173)    $  (693)    $  (479)     (1,345)
Interest income                              =======     =======     =======        (111)
Interest expense                                                                      61
                                                                                 -------
(Loss) before income tax                                                          (1,295)
Provision for income taxes                                                            33
                                                                                 -------
Net (loss)                                                                       $(1,328)
                                             -------     -------     -------     =======
Identifiable assets                          $10,076     $ 4,848     $11,355     $26,279
                                             =======     =======     =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

     Statements in this report concerning the Company's business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, a decline in demand for merchandise offered by the Company or changes and delays in customer delivery plans and schedules, significant regulatory changes, including increases in the rate of import duties or adverse changes in export quotas, dependence on a key customer, risk of operations and suppliers in foreign countries, competition, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended January 30, 1999. The Company assumes no obligation to update or revise any such forward-looking statements.

General
-------
     On March 25, 1999, the Company entered into an agreement, subject to stockholder approval, to sell its Knit business (the "Knit Disposition"), which consists of (i) certain assets of M.T.G.I. - Textile Manufacturers Group (Israel), Ltd. ("MTGI"), the Company's wholly-owned subsidiary located in Israel, and (ii) the stock of Wear & Co. S.r.l. ("Wear"), the Company's wholly-owned subsidiary located in Italy (collectively the "Knit Disposition"). Cygne would retain all accounts receivable.

     The purchase price to be paid in the transaction will be a dollar amount in cash equal to the adjusted net book value (as defined) of the inventory, fixed assets, advances to vendors, and investment in a dyehouse facility, plus $100,000. Based on the book value of such assets at May 1, 1999, the price would be approximately $5.0 million. The purchaser will also assume all customer and vendor purchase orders and all lease obligations. In addition, the purchaser has agreed to pay Cygne commissions of 6% on orders for products included in the assets, up to a maximum of $600,000, and a non-compete payment of $400,000. In connection with the transaction Cygne will pay severance of $800,000 to the person who runs the Knit business.

     During the first quarter of 1999 and of 1998, the Knit business accounted for 60% and 64%, respectively, of Cygne's net sales. If the Knit Disposition had been consummated on January 31, 1999, the Company would have had pro forma net sales of $5.4 million for the first quarter ended May 1, 1999 and pro forma income from operations of $95,000. Pro forma net income for the first quarter ended May 1, 1999, would have been $53,000 or break-even on a per share basis.

     During the first quarter of 1999 and of 1998 The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for 50% and 70%, respectively, of Cygne's net sales. During the first quarter of 1999, The Limited Inc. accounted for 17% and 99% of net sales of the Knit business and Woven business, respectively. As a result of the sale of the Knit business, the remaining business will be more dependent on The Limited, Inc. than it currently is. Although Cygne has a long established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed direct sourcing departments.

     The apparel industry is highly competitive and historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. Retailers, including customers of the Company, are increasingly sourcing private label products themselves rather than utilizing outside vendors like the Company. These two factors could have a material adverse effect on the Company's business.

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

     The Company has determined that it will be required to replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company continues to have communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company presently believes that with modifications already made to existing software and conversions to new software, the Year 2000 will not pose significant operations problems for its computer systems. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems.

     The cost of the Year 2000 systems evaluation and remediation has been funded through operating cash flows and the Company has expensed these costs. The total cost to obtain Year 2000 compliance approximated $20,000.

RESULTS OF OPERATIONS

     The following table is derived from the Company's Condensed Consolidated Statements of Operations for the three months ended May 1, 1999 and May 2, 1998 and expresses for the periods certain data as a percentage of net sales.

                                                     Three Months Ended
                                                    --------------------
                                                      May          May
                                                    1, 1999      2, 1998
                                                    -------      -------
     Net sales                                       100.0%       100.0%
                                                     =====        =====
     Gross profit (loss)                               8.6         (3.8)
     Selling, general and administrative
        expenses                                       6.8         16.3

     Amortization of intangibles                       --           1.5
                                                     -----        -----
     Income (loss) from operations                     1.8        (21.6)
     Interest expense (income), net                    1.2         (0.8)
                                                     -----        -----
     Income (loss) before income taxes                 0.6        (20.8)
     Provision for income taxes                        0.0          0.5
                                                     -----        -----
     Net income (loss)                                 0.6        (21.3)
                                                     =====        =====


     THE FIRST QUARTER OF 1999 COMPARED TO THE FIRST QUARTER OF 1998

     Net Sales

     Net sales for the first quarter of 1999 were $13.6 million, an increase of $7.4 million or 117% from $6.2 million in the first quarter of 1998. The increase in net sales for the first quarter of 1999 compared to the first quarter of 1998 was primarily attributable to an increase in sales to divisions of The Limited, Inc. of $2.4 million and sales to new customers of $5.0 million.

     Woven division sales for the first quarter of 1999 were $5.4 million, an increase of $3.2 million or 142% from $2.2 million in the first quarter of 1998. The increase in sales to The Limited, Inc. of $3.8 million was offset by a decrease in sales to other customers.

     Knit division sales for the first quarter of 1999 were $8.2 million, an increase of $4.1 million or 103% from $4.0 million in the first quarter of 1998. The decrease in sales to The Limited, Inc. of $1.4 million was offset by an increase in sales to other customers.

     Gross Profit

     The gross profit for the first quarter of 1999 was $1.2 million, an increase of $1.4 million from the gross loss of $0.2 million in the first quarter of 1998. The gross margin for the first quarter of 1999 was 8.6% compared to a gross margin loss in the first quarter of 1998.

     The Woven division had a gross profit in the first quarter of 1999 of $0.8 million, a $1.2 million increase from the gross loss of $0.3 million in the first quarter of 1998. The gross margin for the first quarter of 1999 was 15.1% compared to a gross margin loss in the first quarter of 1998.

     The Knit division had a gross profit in the first quarter of 1999 of $0.3 million, an increase of $0.2 million or 186% from $0.1 million in the first quarter of 1998. The gross margin for the first quarter of 1999 was 4.3% compared to 3.0% in the first quarter of 1998.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the first quarter of 1999 were $0.9 million, a decrease of $0.1 million or 9% from $1.0 million in the first quarter of 1998. The decrease in expense was attributed to a reduction of SG&A expenses of $0.2 million in Corporate SG&A offset by an increase in the Woven division SG&A of $0.1 million.

     The Woven division SG&A expenses for the first quarter of 1999 were $0.4 million, an increase of $0.1 million or 26% from $0.3 million in the first quarter of 1998. The increase was attributable to increased staff to support the Woven division sales increase of 142%.

     The Knit division SG&A expenses were $0.2 million in the first quarter of 1999 and 1998, respectively.

     The Corporate SG&A expenses for the first quarter of 1999 were $0.3 million, a decrease of $0.2 million or 38% from $0.5 million in the first quarter of 1998. The decrease was primarily attributable to severance expense incurred in the first quarter of 1998.

     Interest

     Net interest expense for the first quarter of 1999 was $162,000 as compared to net interest income of $51,000 in the first quarter of 1998. The decrease was primarily attributable to a reduction in the Company's cash balance and increased borrowings, which were used to fund the Company's operations.

     Provision for Income Taxes

     The provision for income taxes for the first quarter of 1999 represents provision for minimum state income taxes and taxes payable to foreign countries for income earned in the foreign countries. As of May 1, 1999, based upon tax returns filed and to be filed the Company expects to report a net operating loss carryforward for U.S. Federal income tax purposes of approximately $108,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2014. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

     As of May 1, 1999, based upon tax returns filed and to be filed the Company expects to report net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $70,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1997 the Company had historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

     Since February 1, 1997, the Company has not had a domestic credit facility. Since that date, Cygne has obtained letters of credit issued from domestic banks secured by a cash deposit from the Company. At May 1, 1999 the Company had restricted cash at a bank of $1.6 million as collateral for letters of credit.

     In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations (as modified from time to time and currently in effect): borrowings against trade accounts receivable not to exceed $3,250,000; letters of credit not to exceed $3,250,000; overdraft facility not to exceed $500,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.0% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.0% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing and are secured by a lien on substantially all of the assets of the Israeli subsidiary. At May 1, 1999, outstanding loans under this facility were $3,091,000 and letters of credit aggregating $3,795,000 had been issued. This facility, which supports the operations of the Knit business, will terminate upon the closing of the sale of the Knit business.

     In September 1998 the Israeli bank made an additional $150,000 loan to the Company's Israeli subsidiary which is also secured by a lien on its assets. Principal payments under this loan are due in monthly installments of $6,250 through October 2000 and the loan bears interest of 7.2% payable monthly. At May 1, 1999 the outstanding balance was $113,000. This facility, which supports the operations of the Knit business, will terminate upon the closing of the sale of the Knit business.

     The loans to the Israeli subsidiary will be repaid from the proceeds from the Knit Disposition and this credit facility will terminate.

     Net cash provided by operating activities for the first quarter of 1999 was $0.5 million compared to net cash provided by operating activities of $0.3 million in the comparable prior period of 1998. The reduction in the net loss in 1999 from 1998 was approximately $1,407,000, which was offset by an increase in working capital requirements.

     The Company's financial performance for the next twelve months will depend upon a variety of factors, including the amount of sales to The Limited, Inc. and the completion of the Knit Disposition. If the Company would incur significant operating losses during the next twelve months, the Company will face severe liquidity pressures which would adversely affect the Company's financial condition. The Company is continuing to review its business operations and could continue to incur additional costs in the future associated with the restructuring or downsizing of its operations.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

             a.  Exhibits

                      27.  Financial Data Schedule (For SEC use only)

             b.  Reports on Form 8-K

                      Current Report of Form 8-K dated March 25, 1999, reporting that Cygne Designs, Inc. had agreed to sell substantially all the assets of its Knit division to Jordache Limited.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CYGNE DESIGNS, INC.
                                       (Registrant)



June 14, 1999                          By: /s/ Bernard M. Manuel
                                          --------------------------------------
                                          Bernard M. Manuel, Chairman of the
                                          Board and Chief Executive Officer



June 14, 1999                          By: /s/ Roy E. Green
                                          --------------------------------------
                                           Roy E. Green, Senior Vice President,
                                           Chief Financial Officer and Treasurer