Form 10-Q
period 1999-07-31
CYGNE DESIGNS INC
filed 1999-09-14
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to_______________________

                           Commission File No. 0-22102

                              CYGNE DESIGNS, INC.
                              -------------------

         Delaware                                      04-2843286
------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

680 Fifth Avenue, New York, New York                             10019
------------------------------------                           ---------
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

Common Stock, $.01 par value, 12,438,038 shares as of September 7, 1999.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                ----------------

                               INDEX TO FORM 10-Q

PART I  FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at July 31, 1999
           and January 30, 1999............................................... 3

        Condensed Consolidated Statements of Operations for the three and six months ended July 31, 1999 and August 1, 1998 ..................... 4

        Condensed Consolidated Statement of Stockholders' Equity for the six
           months ended July 31, 1999 ........................................ 5

        Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 1999 and August 1, 1998 ............................ 6

        Notes to Condensed Consolidated Financial Statements ................. 7

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 12

PART II OTHER INFORMATION

Item 5. Other Information.................................................... 19

Item 6. Exhibits and Reports on Form 8-K..................................... 19

PART I. FINANCIAL INFORMATION

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       July       January
                                                                      31, 1999    30, 1999
                                                                     ---------    ---------
                                                                   (In thousands, except share
                                                                      and per share amounts)

ASSETS
Current assets:
  Cash (includes restricted cash of $1,200 and $669, respectively)   $   3,950    $   3,686
  Trade accounts receivable, net                                         5,505        8,242
  Inventory                                                              1,733        2,705
  Assets held for sale                                                  10,752        4,700
  Other receivables and prepaid expenses                                 1,763          996
                                                                     ---------    ---------
       Total current assets                                             23,703       20,329
Fixed assets, net                                                        2,604        2,720
Other assets                                                               550          550
                                                                     ---------    ---------
       Total assets                                                  $  26,857    $  23,599
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                              $   7,501    $   2,754
  Accounts payable                                                       4,174        4,579
  Accrued expenses                                                       3,650        4,140
  Income taxes payable                                                   6,072        6,080
                                                                     ---------    ---------
       Total current liabilities                                        21,397       17,553
Stockholders' equity:

  Preferred stock, $0.01 par value; 4,000,000 shares
   authorized: none issued and outstanding                                --           --
  Common stock, $0.01 par value; 75,000,000 shares
   authorized: 12,438,038 shares issued and outstanding                    124          124
  Paid-in capital                                                      120,918      120,918
  Accumulated deficit                                                 (115,458)    (114,872)
  Foreign currency translation adjustment                                 (124)        (124)
                                                                     ---------    ---------
       Total stockholders' equity                                        5,460        6,046
                                                                     ---------    ---------
       Total liabilities and stockholders' equity                    $  26,857    $  23,599
                                                                     =========    =========

See accompanying notes.

CYGNE DESIGNS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three Months Ended     Six Months Ended
                                                       --------------------   --------------------
                                                           July      August       July      August
                                                       31, 1999     1, 1998   31, 1999     1, 1998
                                                       --------     -------   --------     -------
                                                          (In thousands, except per share amounts)

Net sales                                             $ 13,166    $  8,509    $ 26,727    $ 14,754
Cost of goods sold                                      11,635       8,110      24,033      14,593
                                                      --------    --------    --------    --------
Gross profit                                             1,531         399       2,694         161
Selling, general and administrative expenses             1,104       1,356       2,024       2,372
Provision for impairment of Knit business assets           886        --           886        --
Amortization of intangibles                               --            91        --           182
                                                      --------    --------    --------    --------
(Loss) from operations                                    (459)     (1,048)       (216)     (2,393)
Interest income                                            (29)        (98)        (49)       (204)
Interest expense                                           193          99         375         155
                                                      --------    --------    --------    --------
(Loss) before income taxes                                (623)     (1,049)       (542)     (2,344)
Provision for income taxes                                  42          78          44         111
                                                      --------    --------    --------    --------
Net (loss)                                            $   (665)   $ (1,127)   $   (586)   $ (2,455)
                                                      ========    ========    ========    ========
Net (loss) per share - basic                          $  (0.05)   $  (0.09)   $  (0.05)   $  (0.20)
                                                      ========    ========    ========    ========
Weighted average number of common shares
  outstanding                                           12,438      12,438      12,438      12,438
                                                      ========    ========    ========    ========
Net (loss) per share assuming dilution                $  (0.05)   $  (0.09)   $  (0.05)   $  (0.20)
                                                      ========    ========    ========    ========
Weighted average number of common
  shares and dilutive securities                        12,438      12,438      12,438      12,438
                                                      ========    ========    ========    ========


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                   Common Stock                     Foreign
                               --------------------                 Currency
                                Number                   Paid-in    Translation   (Accumulated
                               of Shares     Amount      Capital    Adjustment      Deficit)     Total
                               ---------     ------      -------    ----------      --------     -----
                                                        (In thousands)

Balance at January 30, 1999     12,438    $     124      $ 120,918   $    (124)    $(114,872)   $   6,046
Foreign currency
  translation adjustment          --           --             --          --            --           --
Net (loss) for the six
  months ended July 31, 1999      --           --             --          --            (586)        (586)
                                ------    ---------      ---------   ---------     ---------    ---------
Comprehensive (loss)
  for the six months
  ended July 31, 1999             --           --             --          --            --           (586)
                                ------    ---------      ---------   ---------     ---------    ---------
Balance at July 31, 1999        12,438    $     124      $ 120,918   $    (124)    $(115,458)   $   5,460
                                ======    =========      =========   =========     =========    =========


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Six Months Ended
                                                           --------------------
                                                               July      August
                                                           31, 1999     1, 1998
                                                           --------     -------
                                                              (In thousands)
OPERATING ACTIVITIES
Net (loss)                                                 $   (586)   $ (2,455)
Adjustments to reconcile net (loss) to net cash (used in)
   operating activities
     Provision for impairment of Knit business assets           886        --
     Depreciation and amortization                              250         249
     Amortization of intangibles                               --           182
     Changes in operating assets and liabilities:
       Trade accounts receivable                              2,747         391
       Inventory                                             (5,641)     (4,291)
       Other receivables and prepaid expenses                  (712)        322
       Accounts payable                                        (836)       (917)
       Accrued expenses                                        (491)     (1,513)
       Income taxes payable                                      (8)        (17)
                                                           --------    --------
Net cash (used in) operating activities                      (4,391)     (8,049)
                                                           --------    --------
INVESTING ACTIVITIES
Purchase of fixed assets, net                                   (92)       (202)
                                                           --------    --------
Net cash (used in) investing activities                         (92)       (202)
                                                           --------    --------
FINANCING ACTIVITIES
Borrowings (repayments) of short-term borrowings, net         4,747         774
                                                           --------    --------
Net cash provided by financing activities                     4,747         774
                                                           --------    --------
Net increase (decrease) in cash                                 264      (7,477)
Cash at beginning of period                                   3,686      10,926
                                                           --------    --------
Cash at end of period                                      $  3,950    $  3,449
                                                           ========    ========
SUPPLEMENTAL DISCLOSURES
Income taxes paid                                          $    178    $    128
Interest paid                                                   375         161


See accompanying notes.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JULY 31, 1999 (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999. The balance sheet at January 30, 1999 has been derived from the audited financial statements at that date.

    The Company's fiscal year ends on the Saturday nearest to January 31.

DISPOSITION OF COMPANIES

    On March 25, 1999, the Company entered into an agreement, subject to stockholder approval, to sell its Knit business to Jordache Limited (the "Knit Disposition"). This agreement was amended and restated effective August 1, 1999. The Knit Disposition consists of (i) certain assets of M.T.G.I. - Textile Manufacturers Group (Israel), Ltd. ("MTGI"), the Company's wholly-owned subsidiary located in Israel, and (ii) the stock of Wear & Co. S.r.l. ("Wear"), the Company's wholly-owned subsidiary located in Italy (collectively the "Knit Disposition"). The purchase price in the transaction consists of a dollar amount in cash equal to $100,000 plus the adjusted net book value (as defined in the Purchase Agreement) of the inventory, fixed assets, and certain other assets of MTGI, less an amount equal to the difference between (i) the sum of (A) $80,000 and (B) MTGI's income before tax for the period commencing August 1, 1999 and ending on the closing date, and (ii) the operating expenses of certain affiliates serving MTGI. Jordache will also assume all customer and vendor purchase orders and all lease obligations. In addition, Jordache has agreed to pay Cygne commissions of 6% on orders for products included in the assets, up to a maximum of $600,000, and a non-compete payment of $400,000. In connection with the transaction Cygne will pay severance of $800,000 to the person who runs the Knit business.

    In connection with the amended and restated acquisition agreement, Cygne entered into an agreement pursuant to which an affiliate of Jordache will manage the Company's Knit business pending the consummation of the Knit Disposition. Jordache also agreed to provide financing to the Company in connection with certain knit product purchase orders being manufactured by MTGI.

    In connection with the amended and restated acquisition agreement, the Company recorded on the Statement of Operations a provision for impairment of Knit business assets in the amount of $886,000, representing an additional loss on assets to be sold of $362,000 and additional transaction costs (including taxes) of $524,000.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                            JULY 31, 1999 (UNAUDITED)

2.  INVENTORY

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                                    July            January
                                             31, 1999(1)        30, 1999(1)
                                             -----------        -----------
                                                     (In thousands)

       Raw materials and Work-in-Process       $1,573              $ 2,310
       Finished goods                             160                  395
                                               ------              -------
                                               $1,733              $ 2,705
                                               ======              =======

(1) Excludes $10,039,000 and $3,426,000 of inventory of the Knit business being sold at July 31, 1999 and January 30, 1999, respectively.

3. CREDIT FACILITIES

     The Company obtains letters of credit from domestic banks secured by a cash deposit from the Company. At July 31, 1999 and January 30, 1999 the Company had restricted cash at a bank of $1,200,000 and $669,000, respectively, to secure letters of credit.

     In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations (as modified from time to time and currently in effect): borrowings against trade accounts receivable not to exceed $5,500,000; letters of credit not to exceed $3,000,000; overdraft facility not to exceed $500,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.0% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.0% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing and are secured by a lien on substantially all of the assets of the Israeli subsidiary. At July 31, 1999, outstanding loans under this facility were $7,407,000 and letters of credit aggregating $984,000 had been issued. This facility, which supports the operations of the Knit business, will terminate upon the closing of the sale.

     In September 1998 the Israeli bank made an additional $150,000 loan to the Company's Israeli subsidiary which is also secured by a lien on its assets. Principal payments under this loan are due in monthly installments of $6,250 through October 2000 and the loan bears interest of 7.2% payable monthly. At July 31, 1999 the outstanding balance was $94,250. This facility will terminate upon the closing of the sale.

     The loans to the Israeli subsidiary will be repaid from the proceeds from the Knit Disposition and this credit facility will terminate.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                            JULY 31, 1999 (UNAUDITED)

4. LITIGATION

     The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 5 for information regarding income tax audits.

     In February 1999, the U.S. Customs Service commenced an audit of the Company's import operations for 1995, 1996 and 1997. The audit was completed in June 1999 with an assessment of approximately $29,000.

5. INCOME TAX

     The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). To date, the IRS has informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16 million (including some penalties but not interest). Depending on the amount of the deficiency, the amount of the interest could be significant. The outcome of the audit of GJM (US) Inc. cannot be predicted at this time. Although the Company is disputing the proposed adjustment and believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition, results of operations, and cash flow.

     The Company is subject to other ongoing tax audits in several jurisdictions in the United States and Israel. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position.

     As of July 31, 1999, based upon tax returns filed and to be filed for the fiscal year ended January 30, 1999, the Company expects to report a net operating loss carryforward for U.S. Federal income tax purposes of approximately $112,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2014. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

     As of July 31, 1999, based upon tax returns filed and to be filed for the fiscal year ended January 30, 1999, the Company expects to report net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $72,000,000 and $71,000,000, respectively. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                            JULY 31, 1999 (UNAUDITED)

6. SEGMENT INFORMATION

     Based on the criteria in SFAS No. 131, the Company operates in two segments of the apparel market: woven career and casual women's sportswear and knit career and casual women's sportswear. The Company sources and manufactures garments which have been designed and developed by the customer. The Company has agreed to sell its Knit business. See Note 1.

     Net sales to unaffiliated customers and identifiable assets were as follows:

                                                           Knit       Woven
                                                       Division    Division   Corporate      Total
                                                       ---------   ---------  ---------    --------
FOR THE SIX MONTHS ENDED JULY 31, 1999
 Net sales                                              $ 13,970    $ 12,757       --      $ 26,727
 Gross profit                                                793       1,901       --         2,694
 Selling, general and administrative                         440         968   $    616       2,024
 Provision for impairment of Knit business assets            886        --         --           886
                                                        --------    --------   --------    --------
  (Loss) income from operations                         $   (533)   $    933   $   (616)       (216)
                                                        ========    ========   ========
 Interest income                                                                                (49)
 Interest expense                                                                               375
                                                                                           --------
 Loss before taxes                                                                             (542)
 Provision for income taxes                                                                      44
                                                                                           --------
 Net (loss)                                                                                $   (586)
                                                                                           ========
 Identifiable assets                                    $15,812      $7,051    $ 3,994     $ 26,857
                                                        ========    ========   ========    ========
 FOR THE THREE MONTHS ENDED JULY 31, 1999
 Net sales                                               $5,798      $7,368        --      $ 13,166
 Gross profit                                               444       1,087        --         1,531
 Selling, general and administrative                        239         548    $   317        1,104
 Provision  for  impairment  of  Knit  business assets      886         --         --           886
                                                        --------    --------   --------    --------
 (Loss) income from operations                           $(681)        $539    $  (317)        (459)
                                                        ========    ========   ========
 Interest income                                                                                (29)
 Interest expense                                                                               193
                                                                                           --------
 (Loss) before income tax                                                                      (623)
 Provision for income taxes                                                                      42
                                                                                           --------
 Net (loss)                                                                                $   (665)
                                                                                           ========



                                                Knit       Woven
                                            Division    Division   Corporate       Total
                                            --------    --------   ---------    --------

FOR THE SIX MONTHS ENDED AUGUST 1, 1998

Net sales                                   $ 11,294    $  3,460        --      $ 14,754
Gross profit (loss)                              948        (787)       --           161
Selling, general and administrative              407         671    $  1,294       2,372
Amortization of intangibles                      182        --          --           182
                                            --------    --------    --------    --------
Income (loss) from operations               $    359    $ (1,458)   $ (1,294)     (2,393)
                                            ========    ========    ========
Interest income                                                                     (204)
Interest expense                                                                     155
                                                                                --------
(Loss) before income tax                                                          (2,344)
Provision for income taxes                                                           111
                                                                                --------
Net (loss)                                                                      ($ 2,455)
                                                                                ========
Identifiable assets                         $ 13,616    $  7,706    $  4,300    $ 25,622
                                            ========    ========    ========    ========
FOR THE THREE MONTHS ENDED AUGUST 1, 1998
Net sales                                   $  7,272    $  1,237        --      $  8,509
Gross profit (loss)                              826        (427)       --           399
Selling, general and administrative              204         338    $    814       1,356
Amortization of intangibles                       91        --          --            91
                                            --------    --------    --------    --------
Income (loss) from operations               $    531    $   (765)   $   (814)     (1,048)
                                            ========    ========    ========
Interest income                                                                      (98)
Interest expense                                                                      99
                                                                                --------
(Loss) before income tax                                                          (1,049)
Provision for income taxes                                                            78
                                                                                --------
Net (loss)                                                                      ($ 1,127)
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

General

     On March 25, 1999, the Company entered into an agreement, subject to stockholder approval, to sell its Knit business to Jordache Limited (the "Knit Disposition"). This agreement was amended and restated effective August 1, 1999. The Knit Disposition consists of (i) certain assets of M.T.G.I. - Textile Manufacturers Group (Israel), Ltd. ("MTGI"), the Company's wholly-owned subsidiary located in Israel, and (ii) the stock of Wear & Co. S.r.l. ("Wear"), the Company's wholly-owned subsidiary located in Italy (collectively the "Knit Disposition"). Cygne would retain all accounts receivable.

     The purchase price in the transaction consists of a dollar amount in cash equal to $100,000 plus the adjusted net book value (as defined in the Purchase Agreement) of the inventory, fixed assets, and certain other assets of MTGI, less an amount equal to the difference between (i) the sum of (A) $80,000 and
(B) MTGI's income before tax for the period commencing August 1, 1999 and ending on the closing date, and (ii) the operating expenses of certain affiliates serving MTGI. Jordache will also assume all customer and vendor purchase orders and all lease obligations. In addition, Jordache has agreed to pay Cygne commissions of 6% on orders for products included in the assets, up to a maximum of $600,000, and a non-compete payment of $400,000. In connection with the transaction Cygne will pay severance of $800,000 to the person who runs the Knit business.

     In connection with the amended and restated acquisition agreement, Cygne entered into an agreement pursuant to which an affiliate of Jordache will manage the Company's Knit business pending the consummation of the Knit Disposition. Jordache also agreeed to provide financing to Cygne in connection with certain knit product purchase orders being manufactured by MTGI.

     In connection with the amended and restated acquistion agreement, the Company recorded on the Statement of Operations a provision for impairment of Knit business assets in the amount of $886,000, representing an additional loss on assets to be sold of $362,000 and additional transaction costs (including taxes) of $524,000.

     During the second quarter of 1999 and 1998, the Knit business accounted for 44% and 85%, respectively, of Cygne's net sales. During the first half of 1999 and 1998, the Knit business accounted for 52% and 77%, respectively, of Cygne's net sales. If the Knit Disposition had been consummated on January 31, 1999, the Company would have had pro forma net sales of $7.4 million for the three months ended July 31, 1999 and pro forma income from operations of $222,000. Pro forma net income for the three months ended July 31, 1999, would have been $217,000 or $0.02 on a per share basis. The Company would have had pro forma net sales of $12.8 million for the six months ended July 31, 1999 and pro forma income from operations of $317,000. Pro forma net income for the six months ended July 31, 1999 would have been $270,000 or $0.02 on a per share basis.

     During the second quarter of 1999 and 1998, The Limited, Inc. (consisting of The Limited Stores and Lerner) accounted for 56% and 55%, respectively, of Cygne's net sales. During the first half of 1999 and 1998, The Limited, Inc. accounted for 53% and 55%, respectively, of Cygne's net sales. During the second quarter of 1999 and 1998, The Limited Inc. accounted for 4% and 96% of net sales of the Knit business and Woven business, respectively. During the first half of 1999 and 1998, The Limited, Inc. accounted for 12% and 98% of the net sales of the Knit business and Woven business, respectively. As a result of the sale of the Knit business, the remaining business will be more dependent on The Limited, Inc. than it currently is. Although Cygne has a long established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed direct sourcing departments.

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

     The Company has determined that it needed to replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company continues to have communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has upgraded, replaced and tested its computer systems and equipment so as to be able to operate without disruption due to Year 2000 issues. The Company presently believes that as a result of modifications already made to existing software and conversion to new software, the Year 2000 will not pose significant operations problems for its computer systems. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems.

     The cost of the Year 2000 systems evaluation and remediation has been funded through operating cash flows and the Company has expensed these costs. The total cost to obtain Year 2000 compliance approximated $20,000.

RESULTS OF OPERATIONS

The following table is derived from the Company's Condensed
Consolidated Statements of Operations for the three and six months ended July 31, 1999 and August 1, 1998 and expresses for the periods certain data as a percentage of net sales.

                                   Three Months Ended    Six Months Ended
                                   ------------------    ----------------
                                       July    August       July    August
                                   31, 1999   1, 1998   31, 1999   1, 1998
                                   --------   -------   --------   -------

Net sales                            100.0%    100.0%    100.0%    100.0%
                                     =====     =====     =====     =====
Gross profit                          11.6       4.7      10.1       1.1
Selling, general and
  administrative expenses              8.4      15.9       7.6      16.1
Provision for impairment of Knit
  business assets                      6.7       --        3.3        --
Amortization of intangibles            --        1.1        --       1.2
                                     -----     -----     -----     -----
(Loss) from operations                (3.5)    (12.3)     (0.8)    (16.2)
Interest expense (income), net         1.3      (0.0)      1.2      (0.3)
                                     -----     -----     -----     -----
(Loss)  before income taxes           (4.8)    (12.3)     (2.0)    (15.9)
Provision for income taxes             0.3       0.9       0.2       0.8
                                     -----     -----     -----     -----
Net (loss)                            (5.1)    (13.2)     (2.2)    (16.7)
                                     =====     =====     =====     =====

THREE AND SIX MONTHS ENDED JULY 31, 1999 COMPARED TO THREE AND SIX MONTHS ENDED AUGUST 1, 1998

Net Sales

     Net sales for the second quarter of 1999 were $13.2 million, an increase of $4.7 million or 55% from $8.5 million in the second quarter of 1998. Net sales for the first six months of 1999 were $26.7 million, an increase of $11.9 million or 81% from $14.8 million for the comparable period in 1998. The increase in net sales for the three months ended July 31, 1999 compared to the comparable period in 1998 was primarily attributable to an increase in sales to The Limited, Inc. of

$3.6 million, an increase in sales to new customers of $0.8 million, and an increase in sales to existing customers other then The Limited, Inc. The increase in net sales for the six months of 1999 compared to the comparable period in 1998 was primarily attributable to an increase in sales to The Limited, Inc. of $5.9 million, sales to new customers of $2.4 million, and an increase of sales to existing customers other than The Limited, Inc.

     During the second quarter of 1999 and 1998, the Knit business accounted for 44% and 85%, respectively, of Cygne's net sales. During the first half of 1999 and 1998, the Knit business accounted for 52% and 77%, respectively, of Cygne's net sales.

     Woven division sales for the second quarter of 1999 were $7.4 million, an increase of $6.2 million or 496% from $1.2 million in the second quarter of 1998. Net sales for the first six months of 1999 were $12.8 million, an increase of $9.3 million or 269% from $3.5 million for the comparable period in 1998. The increase in Woven division sales for the three months ended July 31, 1999, compared to the comparable period in 1998, was due to an increase in sales to The Limited Inc. of $6.3 million offset by a decrease in sales to other customers other than The Limited, Inc. The increase in Woven division sales to The Limited, Inc. for the first six months of 1999 compared to the comparable period in 1998 of $10.1 million was offset by a decrease in sales to other customers other than The Limited, Inc. The Limited, Inc. accounted for 96% and 98% of the Woven division sales for the second quarter and the six months ended July 31, 1999, respectively. The Limited, Inc. accounted for 64% and 66% of sales for the second quarter and the six months ended August 1, 1998, respectively.

     Knit division sales for the second quarter of 1999 were $5.8 million, a decrease of $1.5 million or 20% from $7.3 million in the second quarter of 1998. Net sales for the first six months of 1999 were $14.0 million, an increase of $2.7 million or 24% from $11.3 million for the comparable period in 1998. The decrease in Knit division net sales for the three months ended July 31, 1999 was attributable to a decrease in sales to The Limited, Inc. of $2.7 million offset by sales to new customers of $0.8 million and an increase in sales to existing customers other than The Limited, Inc. The decrease in Knit division sales to The Limited, Inc. for the first six months of 1999 compared to the comparable period in 1998 of $4.2 million was more than offset by an increase in sales to other customers of $2.4 million and an increase in sales to existing customers other than The Limited, Inc. The Limited, Inc. accounted for 4% and 12% of the Knit division sales for the second quarter and the six months ended July 31, 1999, respectively. The Limited, Inc. accounted for 40% and 52% of sales for the second quarter and the six months ended August 1, 1998, respectively.

Gross Profit

     The gross profit for the second quarter of 1999 was $1.5 million, an increase of $1.1 million from the gross profit of $0.4 million in the second quarter of 1998. The gross profit for the six months ended July 31, 1999 was $2.7 million, an increase of $2.6 million from the gross profit of $0.2 million for the comparable period in 1998.

     The Woven division had a gross profit in the second quarter of 1999 of $1.1 million compared to a gross loss of $0.4 million in the second quarter of 1998. The gross profit for the six months ended July 31, 1999 was $1.9 million compared to a gross loss of $0.8 million in the comparable period in 1998. The gross margin for the three and six months ended July 31, 1999 was 14.8% and 14.9%, respectively. The gross profit increase for the three and six months ended July 31, 1999 compared to the comparable prior period was primarily due to its Central American operation earning a profit in 1999 compared to a significant loss in the prior comparable periods.

     The Knit division had a gross profit in the second quarter of 1999 of $0.4 million, a decrease of

$0.4 million or 46% from $0.8 million in the second quarter of 1998. The gross profit for the six months ended July 31, 1999 was $0.8 million, a $0.1 million or 16% decrease from the gross profit of $0.9 million in the comparable period in 1998. The gross margin for the second quarter of 1999 was 8% compared to 11% in the second quarter of 1998. The gross margin for the six months ended July 31, 1999 was 6% compared to 8% for the comparable prior period in 1998. The decrease in gross profit and gross margin for the three and six months ended July 31, 1999 compared to the comparable prior periods was primarily due to start-up costs associated with its new customer.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the second quarter of 1999 were $1.1 million, a decrease of $0.3 million or 19% from $1.4 million in the second quarter of 1998. Selling, general and administrative expenses for the six months ended July 31, 1999 were $2.0 million, a decrease of $0.4 million or 15% from $2.4 million in the comparable prior period in 1998. The decrease in expense for the three and six months ended July 31, 1999 compared to the comparable periods in 1998 was attributed to a reduction of expenses of $0.5 million and $0.7 million, respectively, in Corporate overhead, offset by an increase in the Woven division of $0.2 million and $0.3 million,respectively.

     The Woven division expenses for the second quarter of 1999 were $0.5 million, an increase of $0.2 million or 62% from $0.3 million in the second quarter of 1998. The Woven division expenses for the six months ended July 31, 1999 were $1.0 million, an increase of $0.3 million, or 44% from $0.7 million in the comparable prior period in 1998. The increase for the three and six months ended July 31, 1999 compared to the comparable periods in 1998 was attributable to increased staff to support the Woven division sales increase from the prior comparable periods.

     The Knit division expenses for the second quarter of 1999 and 1998 remained constant at $0.2 million. Expenses for the six months ended July 31, 1999 and August 1, 1998 remained constant at $0.4 million.

     The Corporate expenses for the second quarter of 1999 were $0.3 million, a decrease of $0.5 million or 61% from $0.8 million in the second quarter of 1998. Expenses for the six months ended July 31, 1999 were $0.6 million, a decrease of $0.7 million, or 52% from $1.3 million in the comparable prior period in 1998. The decreases for the three and six months ended July 31, 1999 were primarily attributable to the termination of employment of most of the corporate staff in 1998.

Interest

     Net interest expense for the second quarter of 1999 was $164,000 as compared to net interest expense of $1,000 in the second quarter of 1998. Net interest expense for the six months ended July 31, 1999 was $326,000 as compared to net interest income of $49,000 for the comparable period in 1998. The increase in interest expense for the three and six months of 1999 compared to the prior comparable period was primarily attributable to increased borrowings used to fund the Knit division's operations.

Provision for Impairment of Knit Business Assets

     In August 1999, the Company amended and restated its agreement to sell the Knit business. In connection with the restatement, the Company established a provision of $886,000 for the impairment of the Knit business assets. This provision represents an additional loss on assets to be sold of $362,000 and additional transaction costs (including taxes) of $524,000.

Provision for Income Taxes

     The provision for income taxes for the second quarter of 1999 and the six months ended July 31, 1999 represents provision for minimum state income taxes. As of July 31, 1999, based upon tax returns filed and to be filed for the fiscal year ended January 30, 1999, the Company expects to report a net operating loss carryforward for U.S. Federal income tax purposes of approximately $112,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2014. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

     As of July 31, 1999, based upon tax returns filed and to be filed for the fiscal year ended January 30, 1999, the Company expects to report net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $72,000,000 and $71,000,000, respectively. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1997 the Company had historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

     Since February 1, 1997, the Company has not had a domestic credit facility. Since that date, Cygne has obtained letters of credit issued from domestic banks secured by a cash deposit from the Company. At July 31, 1999 the Company had restricted cash at a bank of $1.2 million as collateral for letters of credit.

     In June 1997 an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations (as modified from time to time and currently in effect): borrowings against trade accounts receivable not to exceed $5,500,000; letters of credit not to exceed $3,000,000; overdraft facility not to exceed $500,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.0% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.0% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing and are secured by a lien on substantially all of the assets of the Israeli subsidiary. At July 31, 1999, outstanding loans under this facility were $7,407,000 and letters of credit aggregating $984,000 had been issued. This facility, which supports the operations of the Knit business, will terminate upon the closing of the sale of the Knit business.

     In September 1998 the Israeli bank made an additional $150,000 loan to the Company's Israeli subsidiary which is also secured by a lien on its assets. Principal payments under this loan are due in monthly installments of $6,250 through October 2000 and the loan bears interest of 7.2% payable monthly. At July 31, 1999 the outstanding balance was $94,250. This facility will terminate upon the closing of the sale of the Knit business.

     Net cash used in operating activities for the six months ended July 31, 1999 was $4.4 million compared to net cash used in operating activities of $8.0 million in the comparable period in 1998. The decrease in net cash used in operating activities was primarily the result of the $1.9 million decrease in net loss, $1.1 million decrease in working capital requirements and $0.9 million non-cash provision for impairment of Knit business assets.

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

Item 5. Other Information

     On March 25, 1999, the Company entered into an agreement, subject to stockholder approval, to sell its Knit business to Jordache Limited (the "Knit Disposition"). This agreement was amended and restated effective August 1, 1999. The Knit Disposition consists of (i) certain assets of M.T.G.I. - Textile Manufacturers Group (Israel), Ltd. ("MTGI"), the Company's wholly-owned subsidiary located in Israel, and (ii) the stock of Wear & Co. S.r.l. ("Wear"), the Company's wholly-owned subsidiary located in Italy (collectively the "Knit Disposition"). The purchase price in the transaction consists of a dollar amount in cash equal to $100,000 plus the adjusted net book value (as defined in the Purchase Agreement) of the inventory, fixed assets, and certain other assets of MTGI, less an amount equal to the difference between (i) the sum of (A) $80,000 and (B) MTGI's income before tax for the period commencing August 1, 1999 and ending on the closing date, and (ii) the operating expenses of certain affiliates serving MTGI. Jordache will also assume all customer and vendor purchase orders and all lease obligations. In addition, Jordache has agreed to pay Cygne commissions of 6% on orders for products included in the assets, up to a maximum of $600,000, and a non-compete payment of $400,000. In connection with the transaction Cygne will pay severance of $800,000 to the person who runs the Knit business. The purchase price mechanism, which reduces the purchase price by the adjusted income before tax of the Knit business from August 1, 1999 to the closing date, has the effect of treating the Knit business as if it were sold effective July 31, 1999.

     In connection with the amended and restated acquisition agreement, Cygne entered into an agreement pursuant to which an affiliate of Jordache will manage the Company's knit business pending the consummation of the Knit Disposition. Jordache also agreed to provide financing to Cygne in connection with certain knit product purchase orders being manufactured by MTGI.

Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

          2.1 Amended and Restated Acquisition Agreement, dated as of August 1, 1999, by and among M.T.G.I. Textile Manufacturers Group (Israel) Ltd., MBS (Cygne) Company, A.C. Services, Inc. And Jordache Limited

          10.1 Management Agreement dated August 1, 1999, by and between M.T.G.I. Texile Manufacturers Group (Israel) Ltd., and T.S. Wear Me & Co.

          10.2 Letter Agreement, dated as of August 1, 1999, between Sportswear International (USA), Inc. And Jordache Limited, as amended

          27.  Financial Data Schedule (For SEC use only)

     b.   Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CYGNE DESIGNS, INC.
                                 (Registrant)

September 8, 1999                By: /s/ Bernard M. Manuel
                                     ------------------------------------
                                     Bernard M. Manuel, Chairman of the
                                     Board and Chief Executive Officer

September 8, 1999                By: /s/ Roy E. Green
                                     ------------------------------------
                                     Roy E. Green, Senior Vice President,
                                     Chief Financial Officer and Treasurer