Form 10-Q
period 1999-10-30
CYGNE DESIGNS INC
filed 1999-12-14
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 30, 1999

                                       or

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to_______________________

                           Commission File No. 0-22102

                               Cygne Designs, Inc.
                               -------------------

             Delaware                                   04-2843286
----------------------------------        --------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

680 Fifth Avenue, New York, New York                       10019
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (212) 489-3900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 par value, 12,438,038 shares as of December 13, 1999.

                      Cygne Designs, Inc. and Subsidiaries

                               Index to Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets at October 30, 1999 and
January 30, 1999 ..........................................................    1

Condensed Consolidated Statements of Operations for the three and
  nine months ended October 30, 1999 and October 31, 1998 .................    2

Condensed Consolidated Statement of Stockholders' Equity for the
  nine months ended October 30, 1999 ......................................    3

Condensed Consolidated Statements of Cash Flows for the
  nine months ended October 30, 1999 and October 31, 1998 .................    4

Notes to Condensed Consolidated Financial Statements ......................    5

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations ...........................   12

PART II OTHER INFORMATION

Item 4. Other Information .................................................   21

Item 6. Exhibits and Reports on Form 8-K ..................................   22

                      Cygne Designs, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets (Unaudited)

                                                           October 30,  January 30,
                                                              1999         1999
                                                            ---------    ---------
ASSETS                                                   (In thousands, except share
                                                            and per share amounts)
Current assets:
  Cash (includes restricted cash of $1,653 and $669,
   respectively)                                            $   3,988    $   3,686
  Trade accounts receivable, net                                4,703        8,242
  Inventory                                                     1,694        2,705
  Assets held for sale                                          4,071        4,700
  Other receivables and prepaid expenses                        1,272          996
                                                            ---------    ---------
Total current assets                                           15,728       20,329

Fixed assets, net                                               2,544        2,720
Other assets                                                      550          550
                                                            ---------    ---------
Total assets                                                $  18,822    $  23,599
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                     $   2,786    $   2,754
  Accounts payable                                              1,923        4,579
  Accrued expenses                                              3,150        4,140
  Income taxes payable                                          5,979        6,080
                                                            ---------    ---------
Total current liabilities                                      13,838       17,553

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
   authorized: none issued and outstanding
  Common stock, $0.01 par value; 25,000,000 shares
   authorized: 12,438,038 shares issued and
   outstanding                                                    124          124
  Paid-in capital                                             120,918      120,918
  Accumulated deficit                                        (115,928)    (114,872)
  Foreign currency translation adjustment                        (130)        (124)
                                                            ---------    ---------
Total stockholders' equity                                      4,984        6,046
                                                            ---------    ---------
Total liabilities and stockholders' equity                  $  18,822    $  23,599
                                                            =========    =========

See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                            -------------------------   -----------------------
                                            OCTOBER 30,   OCTOBER 31,   OCTOBER 30,   OCTOBER 31,
                                               1999          1998          1999          1998
                                            ----------    ----------    ----------    ----------
                                                  (In thousands, except per share amounts)
Net sales                                    $ 22,799      $ 13,158      $ 49,526      $ 27,912
Cost of goods sold                             21,579        13,470        45,612        28,063
                                             --------      --------      --------      --------
Gross profit (loss)                             1,220          (312)        3,914          (151)
Selling, general and administrative
   expenses                                     1,086         1,108         3,110         3,480
Provision for impairment of
   Knit business assets                           530            --         1,416            --
Amortization of intangibles                        --            91            --           273
                                             --------      --------      --------      --------
(Loss) from operations                           (396)       (1,511)         (612)       (3,904)
Interest income                                   (33)         (174)          (82)         (378)
Interest expense                                  104            40           479           195
                                             --------      --------      --------      --------
(Loss) before income taxes                       (467)       (1,377)       (1,009)       (3,721)
Provision for income taxes                          3           107            47           218
                                             --------      --------      --------      --------
Net (loss)                                   $   (470)     $ (1,484)     $ (1,056)     $ (3,939)
                                             ========      ========      ========      ========
Net (loss) per share--basic                  $  (0.04)     $  (0.12)     $  (0.08)     $  (0.32)
                                             ========      ========      ========      ========
Weighted average number of
   common shares outstanding                   12,438        12,438        12,438        12,438
                                             ========      ========      ========      ========

Net (loss) per share assuming dilution       $  (0.04)     $  (0.12)     $  (0.08)     $  (0.32)
                                             ========      ========      ========      ========

Weighted average number of common shares
   and dilutive securities                     12,438        12,438        12,438        12,438
                                             ========      ========      ========      ========

See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

      Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

                                                  COMMON STOCK                       FOREIGN
                                             ----------------------                  CURRENCY
                                               NUMBER                    PAID-IN    TRANSLATION     ACCUMULATED
                                             OF SHARES     AMOUNT        CAPITAL     ADJUSTMENT       DEFICIT         TOTAL
                                             ---------     ------        -------     ----------       -------         -----
                                                                           (In thousands)
Balance at January 30, 1999                    12,438     $     124     $ 120,918     $    (124)     $(114,872)     $   6,046
Foreign currency translation adjustment            --            --            --            (6)            --             (6)
Net (loss) for the nine months ended
  October 30, 1999                                 --            --            --            --         (1,056)        (1,056)
                                                                                                                    ---------
Comprehensive (loss) for the nine
  months ended October 30, 1999                    --            --            --            --             --         (1,062)
                                               ------     ---------     ---------     ---------      ---------      ---------
Balance at October 30, 1999                    12,438     $     124     $ 120,918     $    (130)     $(115,928)     $   4,984
                                               ======     =========     =========     =========      =========      =========

See accompanying notes.

                           Cygne Designs, Inc. and Subsidiaries

               Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                        Nine months ended
                                                    October 30,     October 31,
                                                       1999            1998
                                                    -----------    -----------
                                                 (In thousands, except share and
                                                        per share amounts)
OPERATING ACTIVITIES
Net (loss)                                            $ (1,056)    $ (3,939)
Adjustments to reconcile net (loss) to net cash
  provided by (used in) operating activities:
   Provision for impairment of Knit business
     assets                                              1,416           --
   Depreciation and amortization                           364          380
   Amortization of intangibles                              --          273
   Changes in operating assets and liabilities:
     Trade accounts receivable                           3,559          (18)
     Inventory                                           2,887       (3,031)
     Other receivables and prepaid expenses               (174)         877
     Accounts payable                                   (5,258)      (1,811)
     Accrued expenses                                   (1,285)      (1,565)
     Income taxes payable                                 (101)         (10)
                                                      --------     --------
Net cash provided by (used in) operating
  activities                                               352       (8,844)
                                                      --------     --------

INVESTING ACTIVITIES
Purchase of fixed assets, net                              (76)        (227)
Other assets                                                --         (190)
                                                      --------     --------
Net cash (used in) investing activities                    (76)        (417)
                                                      --------     --------

FINANCING ACTIVITIES
Borrowings (repayments) of short-term
  borrowings, net                                           32        1,701
                                                      --------     --------
Net cash provided by financing activities                   32        1,701
                                                      --------     --------

Effect of exchange rate changes on cash                     (6)          --
                                                      --------     --------
Net increase (decrease) in cash                            302       (7,560)
Cash at beginning of period                              3,686       10,926
                                                      --------     --------
Cash at end of period                                 $  3,988     $  3,366
                                                      ========     ========

SUPPLEMENTAL DISCLOSURES
Income taxes paid                                     $    431     $    228
Interest paid                                              499          201

See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                October 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999. The balance sheet at January 30, 1999 has been derived from the audited financial statements at that date.

The Company's fiscal year ends on the Saturday nearest to January 31.

DISPOSITION OF COMPANIES

On November 15, 1999, with an effective date of October 31, 1999, Cygne Designs, Inc. (the "Company") consummated the sale of its Knit business to Jordache Limited ("Jordache") pursuant to the Amended and Restated Acquisition Agreement dated as of August 1, 1999, by and among M.T.G.I.--Textiles Manufacturing Group (Israel) Ltd. ("MTGI"), MBS (Cygne) Company, A.C. Services, Inc. and Jordache Limited.

The assets transferred to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of MTGI and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary and Wear was the Company's wholly-owned Italian subsidiary.

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The sale did not include cash, accounts receivable and certain other assets of the MTGI business.

The liabilities assigned to, and assumed by, Jordache are all obligations of MTGI under the contracts and registration included within the assets sold to Jordache. In consideration of the sale to Jordache of the assets, Jordache paid the Company consideration consisting of an interest-bearing note and cash, equal to (A) the adjusted net book value of the inventory, fixed assets, advances to vendors and an investment in a dye house facility owned by MTGI, less an amount equal to the difference between (1) the sum of (a) $80,000 and (b) MTGI's income before taxes for the period from August 1, 1999 to October 31, 1999 (2) the operating expenses of Wear and Wear & Co. International, Inc., the U.S. marketing company for MTGI and (B) $100,000 for the outstanding stock of Wear and assumed liabilities described above, with all of the items subject to post closing adjustment. In addition, Jordache has paid Cygne a commission of $600,000 on unfilled orders for products included in the assets and $400,000 for a non-compete payment in the transaction. At the closing the Company received a note from Jordache in the amount of $2,777,062 bearing interest of 6% per annum due November 30, 1999 and cash of $500,000. On November 30, 1999, Jordache paid $1,388,531 of the principal balance of the note and the Company agreed that the remaining balance and all the accrued interest will be due on or before December 21, 1999. The Company has used the cash proceeds from the sale to fund a portion of the transaction expenses and taxes related to the sale, and together with MTGI retained cash and collections of MTGI accounts receivable, repaid banks borrowings and other MTGI liabilities.

Effective August 1, 1999 in connection with the amended and restated acquisition agreement, Cygne entered into an agreement pursuant to which an affiliate of Jordache managed the Company's Knit business from August 1,1999 to the closing date of the sale of the Knit business to Jordache. In addition Jordache also provided financing to the Company in connection with certain knit product purchase orders being manufactured by MTGI during this period.

In connection with the Company's agreement to sell its Knit business, the Company recorded on the 1999 condensed consolidated statements of operations a provision for impairment of Knit business assets in the amount of $1,416,000, consisting of a loss on assets to be sold, transaction costs (including taxes) and reduction of the purchase price by the adjusted income (as defined) of the Knit business from August 1,1999 through October 31,1999.

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)

2. INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                                  October 30,      January 30,
                                                    1999 (1)        1999 (1)
                                                  -----------      -----------
                                                         (In thousands)

Raw materials and work-in-process                    $1,580          $2,310
Finished goods                                          114             395
                                                     ------          ------
                                                     $1,694          $2,705
                                                     ======          ======

(1) Excludes $1,550,000 and $3,426,000 of inventory of the Knit business being sold at October 30, 1999 and January 30, 1999, respectively.

3. CREDIT FACILITIES

The Company obtains letters of credit from a domestic bank secured by a cash deposit from the Company. At October 30, 1999 and January 30, 1999, the Company had restricted cash at a bank of $1,653,000 and $669,000, respectively, to secure letters of credit.

The Company had a credit facility with an Israeli bank to finance the Knit operations. On November 4,1999, the outstanding loans under this facility were repaid and terminated. On October 30, 1999 the balance outstanding under these arrangements was approximately $2.8 million.

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

As of October 30, 1999, based upon tax returns filed for the fiscal year ended January 30, 1999, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $112,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2014. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of October 30, 1999, based upon tax returns filed for the fiscal year ended January 30, 1999, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $72,000,000 and $71,000,000, respectively. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)

6. SEGMENT INFORMATION

Based on the criteria in SFAS No. 131, the Company operates in two segments of the apparel market: woven career and casual women's sportswear and knit career and casual women's sportswear. The Company sources and manufactures garments which have been designed and developed by the customer. The Company sold its Knit business on November 15, 1999, as of October 31, 1999. (see Note 1)

Net sales to unaffiliated customers and identifiable assets were as follows:

                                           KNIT         WOVEN
                                         DIVISION      DIVISION      CORPORATE      TOTAL
                                         --------      --------      ---------     --------
FOR THE NINE MONTHS ENDED
   OCTOBER 30, 1999
Net sales                                $ 32,007      $ 17,519      $     --      $ 49,526
Gross profit                                1,480         2,434            --         3,914
Selling, general and administrative           685         1,498           927         3,110
Provision for impairment of Knit
   business assets                          1,416            --            --         1,416
                                         --------      --------      --------      --------
(Loss) income from operations            $   (621)     $    936      $   (927)         (612)
                                         ========      ========      ========
Interest income                                                                         (82)
Interest expense                                                                        479
                                                                                   --------
(Loss) before income taxes                                                           (1,009)
Provision for income taxes                                                               47
                                                                                   --------
Net (loss)                                                                         $ (1,056)
                                                                                   ========
Identifiable assets                      $  8,666      $  5,898      $  4,258      $ 18,822
                                         ========      ========      ========      ========
FOR THE THREE MONTHS ENDED
   OCTOBER 30, 1999
Net sales                                $ 18,037      $  4,762      $     --      $ 22,799
Gross profit                                  687           533            --         1,220
Selling, general and administrative           245           530           311         1,086
Provision for impairment of Knit
   business assets                            530            --            --           530
                                         --------      --------      --------      --------
(Loss) income from operations            $    (88)     $      3      $   (311)         (396)
                                         ========      ========      ========
Interest income                                                                         (33)
Interest expense                                                                        104
                                                                                   --------
(Loss) before income taxes                                                             (467)
Provision for income taxes                                                                3
                                                                                   --------
Net (loss)                                                                         $   (470)
                                                                                   ========

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)

6. SEGMENT INFORMATION (CONTINUED)

                                           KNIT          WOVEN
                                         DIVISION       DIVISION     CORPORATE        TOTAL
                                         --------       --------     ---------       --------
FOR THE NINE MONTHS ENDED
   OCTOBER 31, 1998
Net sales                                $  19,342      $   8,570      $      --      $ 27,912
Gross profit (loss)                          1,806         (1,957)            --          (151)
Selling, general and administrative            587            983          1,910         3,480
Amortization of intangibles                    273             --             --           273
                                         ---------      ---------      ---------      --------
Income (loss) from operations                  946         (2,940)        (1,910)       (3,904)
Interest income                                                                           (378)
Interest expense                                                                           195
                                                                                      --------
(Loss) before income taxes                                                              (3,721)
Provision for income taxes                                                                 218
                                                                                      --------
Net (loss)                                                                            $ (3,939)
                                         ---------      ---------      ---------      ========
Identifiable assets                      $  13,634      $   6,610      $   3,880      $ 24,124
                                         =========      =========      =========      ========

FOR THE THREE MONTHS ENDED
   OCTOBER 31, 1998
Net sales                                $   8,048      $   5,110      $      --      $ 13,158
Gross profit (loss)                            858         (1,170)            --          (312)
Selling, general and administrative            180            312            616         1,108
Amortization of intangibles                     91             --             --            91
                                         ---------      ---------      ---------      --------
Income (loss) from operations                  587         (1,482)          (616)       (1,511)
Interest income                                                                           (174)
Interest expense                                                                            40
                                                                                      --------
(Loss) before income taxes                                                              (1,377)
Provision for income taxes                                                                 107
                                                                                      --------
Net (loss)                                                                            $ (1,484)
                                                                                      ========

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

GENERAL

On November 15, 1999, with an effective date of October 31, 1999, Cygne Designs, Inc. (the "Company") consummated the sale of its Knit business to Jordache Limited ("Jordache") pursuant to, an Amended and Restated Acquisition Agreement dated as of August 1, 1999, by and among M.T.G.I.--Textiles Manufacturing Group (Israel) Ltd. ("MTGI"), MBS (Cygne) Company, A.C. Services, Inc. and Jordache Limited.

The assets transferred to Jordache consist of substantially all of the assets used by the Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of MTGI and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l ("Wear"). MTGI is the Company's wholly-owned Israeli subsidiary and Wear was the Company's wholly-owned Italian subsidiary.

The sale did not include cash, accounts receivable and certain other assets of the MTGI business.

The liabilities assigned to, and assumed by, Jordache are all obligations of MTGI under the contracts and registration included within the assets sold to Jordache. In consideration of the sale to Jordache of the assets, Jordache paid the Company consideration consisting of an interest bearing note and cash equal to (A) the adjusted net book value of the inventory, fixed assets, advances to vendors and an investment in a dye house facility owned by MTGI, less an amount equal to the difference between (1) the sum of (a) $80,000 and (b) MTGI's income before taxes for the period from August 1, 1999 to October 31, 1999 and (2) the operating expenses of Wear and Wear & Co. International, Inc., the U.S. marketing company for MTGI and (B) $100,000 for the outstanding stock of Wear and assumed liabilities described above. All items in (A) and (B) above are subject to post closing adjustments. In addition, Jordache has paid Cygne a commission of $600,000 on unfilled orders for products included in the assets and $400,000 for a noncompete payment in the transaction. The Company received a note from Jordache in the amount of $2,777,062 bearing interest of 6% per annum due November 30, 1999 and cash of $500,000. On November 30, 1999 Jordache paid $1,388,531 of the principal of the note and the Company agreed that the remaining balance and all accrued interest will be paid on or before December 21, 1999. The Company has used the cash proceeds from the sale to fund a portion of the transaction expenses and taxes related to the sale, and together with MTGI retained cash and collections of MTGI accounts receivable, repaid bank borrowings related to MTGI and other MTGI liabilities.

Effective August 1, 1999 in connection with the amended and restated acquisition agreement, Cygne entered into an agreement pursuant to which an affiliate of Jordache managed the Company's Knit business from August 1, 999 to October 31, 1999. In addition Jordache provided financing to Cygne in connection with certain knit product purchase orders being manufactured by MTGI during this period.

In connection with the Company's agreement to sell its Knit business, the Company recorded on the 1999 condensed consolidated statements of operations a provision for impairment of Knit business assets in the amount of $1,416,000, consisting of a loss on assets to be sold, transaction costs (including taxes) and a reduction of the purchase price by the adjusted net income (as defined) of the Knit business from August 1, 1999 through October 31,1999.

During the third quarter of 1999 and 1998, the Knit business accounted for 79% and 61%, respectively, of Cygne's net sales. During the nine months of 1999 and 1998, the Knit business accounted for 65% and 69%, respectively, of Cygne's net sales. If the Knit Disposition had been consummated on January 31, 1999, the Company would have had pro forma net sales of $4.8 million for the three months ended October 30, 1999 and pro forma loss from operations of $308,000. Pro forma net loss for the three months ended October 30, 1999, would have been $286,000 or $0.02 on a per share basis. The Company would have had pro forma net sales of $17.5 million for the nine months of 1999 and pro forma income from operations of $9,000 Pro forma net loss for the nine months of 1999 would have been $16,000 or $0.00 on a per share basis.

During the third quarter of 1999 and 1998, The Limited, Inc. (consisting of The Limited Stores and Lerner) accounted for 23% and 59%, respectively, of Cygne's net sales. During the nine months of 1999 and 1998, The Limited, Inc. accounted for 39% and 58%, respectively, of Cygne's net sales. During the third quarter of 1999 and 1998, The Limited Inc. accounted for 8% and 31% of net sales of the Knit business, respectively. During the nine months of 1999 and 1998, The Limited, Inc. accounted for 11% and 43% of the net sales of the Knit business, respectively. During the third quarter of 1999 and 1998,The Limited Inc. accounted for 100% of the Woven business. During the nine months of 1999 and 1998, The Limited Inc. accounted for 98% and 86% of the Woven business respectively. As a result of the sale of the Knit business, the remaining business will be more dependent on The Limited, Inc. than it currently is. Although Cygne has a long established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed direct sourcing departments. The apparel industry is highly competitive and historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. Retailers, including customers of the Company, are increasingly sourcing private label products themselves rather than utilizing outside vendors like the Company. These two factors could have a material adverse effect on the Company's business.

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

RESULTS OF OPERATIONS

The following table is derived from the Company's condensed consolidated statements of operations for the three and nine months ended October 30, 1999 and October 31, 1998 and expresses for the periods certain data as a percentage of net sales:

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                           OCTOBER 30,     OCTOBER 31,       OCTOBER 30,    OCTOBER 31,
                                              1999            1998              1999            1998
                                           -----------     -----------       -----------    -----------
                                                      (In thousands, except per share amounts)
Net sales                                     100.0%          100.0%            100.0%          100.0%
                                             ======          ======            ======          ======
Gross profit (loss)                             5.4            (2.4)             7. 9            (0.5)
Selling, general and administrative
   expenses                                     4.8             8.4               6.3            12.5
Provision for impairment of Knit
   business assets                              2.3              --               2.9              --
Amortization of intangibles                      --             0.7                --             1.0
                                             ------          ------            ------          ------
(Loss) from operations                         (1.7)          (11.5)             (1.2)          (14.0)
Interest expense (income), net                  0.3            (1.0)              0.8            (0.7)
                                             ------          ------            ------          ------
(Loss) before income taxes                     (2.0)          (10.5)             (2.0)          (13.3)
Provision for income taxes                       --             0.8               0.1             0.8
                                             ======          ======            ======          ======
Net (loss)                                     (2.0)          (11.3)             (2.1)          (14.1)
                                             ======          ======            ======          ======

THREE AND NINE MONTHS ENDED OCTOBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED OCTOBER 31, 1998.

Net Sales

Net sales for the third quarter of 1999 were $22.8 million, an increase of $9.6 million or 73% from $13.2 million in the third quarter of 1998. Net sales for the nine months of 1999 were $49.5 million, an increase of $21.6 million or 77% from $27.9 million for the comparable period in 1998. The increase in net sales for the nine months of 1999 compared to the comparable period in 1998 was primarily attributable to an increase in sales of the Woven division of $8.9 million and the Knit division of $12.7 million.

During the third quarter of 1999 and 1998, the Knit business accounted for 79% and 61%, respectively, of Cygne's net sales. During the nine months of 1999 and 1998, the Knit business accounted for 65% and 69%, respectively, of Cygne's net sales.

Woven division sales for the nine months of 1999 were $17.5 million, an increase of $8.9 million or 104% from $8.6 million for the comparable period in 1998. The increase in Woven division sales to The Limited, Inc. for the nine months of 1999 compared to the comparable period in 1998 of $9.8 million was offset by a decrease in sales to other customers other than The Limited, Inc. The Limited, Inc. accounted for 98% of the Woven division sales for the nine months of 1999 compared to 86% in the comparable period in 1998.

Knit division sales for the nine months of 1999 were $32.0 million, an increase of $12.7 million or 65% from $19.3 million for the comparable period in 1998. The increase in Knit division sales for the nine months of 1999 compared to the comparable period in 1998 was primarily attributable to sales to its new customer--WalMart.

GROSS PROFIT

The gross profit for the nine months of 1999 was $3.9 million, an increase of $4.1 million from the gross loss of $0.2 million for the comparable period in 1998.

The Woven division had a gross profit for the nine months of 1999 was $2.4 million compared to a gross loss of $2.0 million in the comparable period in 1998. The gross margin for the nine months of 1999 was 14%. The gross profit increase for the nine months of 1999 compared to the comparable prior period was primarily due to its Central American operation earning a profit in 1999 compared to a significant loss in the prior comparable period.

The Knit division had a gross profit for the nine months of 1999 was $1.5 million, a $0.3 million or 17% decrease from the gross profit of $1.8 million in the comparable period in 1998. The gross margin for the nine months of 1999 was 5% compared to 9% for the comparable prior period in 1998. The decrease in gross profit and gross margin for the nine months ended October 30, 1999 compared to the comparable prior period was primarily due to start-up costs associated with its new customer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months of 1999 were $3.1 million, a decrease of $0.4 million or 11% from $3.5 million in the comparable prior period in 1998. The decrease in expense for the nine months of 1999 compared to the comparable periods in 1998 was attributed to a reduction of expenses of $1.0 million, in Corporate expenses, offset by increases in the Woven division expenses of $0.5 million and Knit division expenses of $0.1 million.

The Woven division expenses for the nine months of 1999 were $1.5 million, an increase of $.5 million, or 52% from $1.0 million in the comparable prior period in 1998. The increase for the nine months of 1999 compared to the comparable period in 1998 was attributable to increased staff to support the Woven division sales increase of $8.9 million from the prior comparable period.

The Knit division expenses for the nine months of 1999 were $0.7 million an increase of $0.1 million in the comparable prior period in 1998. The increase was attributable to increased travel to service its new customer.

The Corporate expenses for the nine months of 1999 were $0.9 million, a decrease of $1.0 million, or 51% from $1.9 million in the comparable prior period in 1998. The decrease for the nine months of 1999 were primarily attributable to the termination of most of the corporate staff in 1998.

INTEREST

Interest expense for the nine months of 1999 was $399,000 as compared to net interest income of $183,000 for the comparable period in 1998. The increase in interest expense for the nine months of 1999 compared to the prior comparable period was primarily attributable to increased borrowings used to fund the Knit division's operations.

PROVISION FOR IMPAIRMENT OF KNIT BUSINESS ASSETS

In connection with the Company's agreement to sell its Knit business, the Company recorded on the condensed consolidated statements of operations a provision for impairment of Knit business assets in the amount of $1,416,000 which consists of a loss on assets to be sold, transaction costs (including taxes) and a reduction of the purchase price by the adjusted net income (as defined) of the Knit business from August 1, 1999 through October 31, 1999.

PROVISION FOR INCOME TAXES

The provision for income taxes for nine months of 1999 represents provision for minimum state income taxes. As of October 30, 1999, based upon tax returns filed for the fiscal year ended January 30, 1999, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $112,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2014. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of October 30, 1999, based upon tax returns filed for the fiscal year ended January 30, 1999, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $72,000,000 and $71,000,000, respectively. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1997, the Company had historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations and the issuance of debt and equity securities.

The Company has received proceeds consisting of an interest bearing note and cash of $5.1 million subject to post closing adjustments, from the consummation of the sale of the Knit business, consisting of $4.1 million for the assets, commission of $600,000 and a non-compete payment of $400,000. In addition, the retained cash and accounts receivable and certain other assets of the MTGI aggregated were approximately $4.4 million at October 30, 1999. The Company has used a portion of the cash proceeds from the sale and the MTGI retained cash and collection of MTGI accounts receivable to fund a portion of the transaction expenses and taxes related to the sale, repaid bank borrowings related to MTGI and a portion of other MTGI liabilities. After all Knit business obligations are paid, the excess of the proceeds and MTGI cash and collections of MTGI accounts receivable estimated to be $2.6 million will be used for general working capital purposes.

Since February 1, 1997, the Company has not had a domestic credit facility. Since that date, Cygne has obtained letters of credit issued from domestic banks secured by a cash deposit from the Company. At October 30, 1999, the Company had restricted cash at a bank of $1.6 million as collateral for letters of credit.

In June 1997, an Israeli bank made available to one of the Company's Israeli subsidiaries a credit facility, which may be terminated by the bank at any time as to future borrowings, with the following limitations (as modified from time to time and currently in effect): borrowings against trade accounts receivable not to exceed $5,500,000; letters of credit not to exceed $3,000,000; overdraft facility not to exceed $500,000; and bank guarantee for Israeli custom duties not to exceed $500,000. Borrowings under this facility generally bear interest at 1.0% over the prime rate, except that borrowings against trade accounts receivable bear interest at 1.0% over the LIBOR rate. Borrowings under this facility are subject to certain borrowing base limitations, are due on the earlier of demand or the maturity date specified by the bank for each borrowing and are secured by a lien on substantially all of the assets of the Israeli subsidiary. At October 30, 1999, the outstanding loan under this facility was $2.8 million and there were no letters of credit. On November 4, 1999, the outstanding borrowings were repaid and the facility was terminated.

In September 1998, the Israeli bank made an additional $150,000 loan to the Company's Israeli subsidiary which is also secured by a lien on its assets. Principal payments under this loan are due in monthly installments of $6,250 through October 2000 and the loan bears interest of 7.2% payable monthly. At October 30, 1999, the outstanding balance was $75,500. This loan was repaid on November 4, 1999.

Net cash provided by operating activities for the nine months ended October 30, 1999 was $352,000 compared to net cash used in operating activities of $8.8 million in the comparable period in 1998. The decrease in net cash used in operating activities was primarily the result of the $2.9 million decrease in net loss, $4.9 million decrease in working capital requirements and $1.4 million non-cash provision for impairment of Knit business assets.

The Company's financial performance for the next 12 months will depend upon a variety of factors, including the amount of sales to The Limited, Inc. If the Company would incur significant operating losses during the next 12 months, the Company will face severe liquidity pressures which would adversely affect the Company's financial condition. The Company is continuing to review its business operations and could continue to incur additional costs in the future associated with the restructuring or downsizing of its operations.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Annual Meeting of Stockholders of Cygne Designs, Inc. was held on October 19, 1999.

b. The Amended and Restated Acquisition Agreement dated as of August 1, 1999 by and among M.T.G.I.--Textile Manufacturers Group (Israel) Ltd., an Israeli corporation, MBS (Cygne) Company, a Delaware corporation, A.C. Services, Inc., a Delaware corporation, and Jordache Limited, a Delaware corporation, was approved and adopted at the Annual Meeting pursuant to the following vote tabulation.

                                 Votes                            Broker
            Votes For           Against     Abstentions         Non-Votes
            ---------           -------     -----------         ---------

            7,167,731           93,328         4,300            3,785,871

c. The following persons, comprising the entire board of directors, were elected at the Annual Meeting pursuant to the following vote tabulation:

      Name                              Votes For           Votes Withheld
      ----                              ---------           --------------

      James G. Groninger               10,955,940                95,290

      Bernard M. Manuel                10,955,940                95,290

d. The amendment to the Certificate of Incorporation to reduce the number of shares of Common Stock and Preferred Stock was approved and adopted at the Annual Meeting pursuant to the following vote tabulation:

                                 Votes                            Broker
            Votes For           Against     Abstentions         Non-Votes
            ---------           -------     -----------         ---------

            7,214,809           45,350         5,200            3,785,871

In accordance with regulations issued by the Securities and Exchange Commission, stockholder proposals intended for presentation at the fiscal 2000 Annual Meeting of Stockholders must be received by the Corporate Secretary no later than February 8, 2000 if such proposals are to be considered for inclusion in the Company's Proxy Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      10.37 Lease between the Company and 680 Fifth Avenue Associates, L.P.

      27 Financial data schedule (for SEC use only)

b.    Reports on Form 8-K

      November 15, 1999 report announcing that Cygne Designs, Inc. had consummated the sale of its Knit business to Jordache Limited

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CYGNE DESIGNS, INC.
                         (Registrant)

December 13, 1999                   By: /s/ Bernard M. Manuel
                         ------------------------------------------------
                            Bernard M. Manuel, Chairman of the Board
                                   and Chief Executive Officer

December 13, 1999                     By: /s/ Roy E. Green
                         ------------------------------------------------
                              Roy E. Green, Senior Vice President,
                              Chief Financial Officer and Treasurer