Form 10-K
period 2000-01-29
CYGNE DESIGNS INC
filed 2000-05-02
CIK 906782

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 29, 2000.


                          Commission File Number 0-22102


                                CYGNE DESIGNS, INC.
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)



               DELAWARE                                         04-2843286
   -------------------------------                        ----------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                        Identification Number)


   1410 BROADWAY, NEW YORK, NEW YORK                               10018
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)



        Registrant's telephone number, including area code: (212) 997-7767



            Securities registered pursuant to Section 12(b) of the Act:

                                       None
                                 ----------------
                                 (Title of class)



            Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.01 par value
                           -----------------------------
                                 (Title of class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Registrant's Common Stock held by non-affiliates at April 14, 2000 (based on the closing sale price for such shares as reported by the OTC Bulletin Board: $2,860,759 Common Stock outstanding as of April 14, 2000: 12,438,038 shares.

Documents incorporated by reference: Portions of the Registrant's definitive proxy statement for its 2000 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

GENERAL

      Cygne Designs, Inc. (the "Company" or "Cygne") is a private label manufacturer of women's apparel, serving principally The Limited, Inc. The Company's products include women's woven career and casual apparel. As a private label manufacturer, the Company produces apparel upon orders from its customers for sale under the customers' own labels, rather than producing its own inventory of apparel for sale under the Cygne name. Effective October 31, 1999, the Company sold substantially all of the assets used in its Israel based private label Knit clothing manufacturing business ("Knit business"). Since the sale of the Knit business, the Company has contacted potential customers concerning the sale of Knit products under the customers' own labels. In addition, the Company has arrangements in place to produce Knit products in Guatemala and China. While the Company has no confirmed orders at this time, the Company expects that such orders will be forthcoming.

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

   The Company historically has been dependent on one or two key customers. A significant portion of the Company's sales currently are, and are expected to continue to be, to various divisions of The Limited, Inc. In 1999, sales to divisions of The Limited, Inc. were $25.0 million or 45% of total Company sales. If the sale of the Knit business had been consummated on January 31, 1999, sales to The Limited, Inc. would have been $22.9 million or 98% of the Company's proforma sales for 1999. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company in the future, or that the Company will be able to attract new customers. The Company believes that The Limited, Inc., like other retailers, is increasing its sourcing capabilities and reducing its reliance on outside vendors, including the Company, for these services.

   The principal executive offices of the Company are located at 1410 Broadway, New York, New York 10018 and its telephone number is (212) 997-7767.

SIGNIFICANT FINANCIAL AND BUSINESS DEVELOPMENTS

   On November 15, 1999, with an effective date of October 31, 1999, Cygne consummated the sale of its Knit business to Jordache Limited ("Jordache") pursuant to the Amended and Restated Acquisition Agreement dated as of August 1, 1999, by and among M.T.G.I.-Textiles Manufacturers Group (Israel) Ltd. ("MTGI"), MBS (Cygne) Company, A.C. Services Inc., all subsidiaries of Cygne, and Jordache Limited.

   The assets transferred to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of MTGI and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable, and certain other assets of the MTGI business. The liabilities assigned to, and assumed by, Jordache are all obligations of MTGI under the contracts and registration included within the assets sold to Jordache.

      In consideration of the sale to Jordache of the assets, Jordache paid to the Company cash equal to (A) the adjusted net book value of the inventory, fixed assets, advances to vendors, and an investment in a dye house facility owned by MTGI, less an amount equal to the difference between (1) the sum of (a) $80,000 and (b) MTGI's income before taxes for the period from August 1, 1999 to the effective closing date of the sale of the business to Jordache which was October 31, 1999, and (2) the operating expenses of Wear and Wear & Co. International, Inc., the U.S. marketing company for MTGI and (B) $100,000 for the outstanding stock of Wear and assumed liabilities described above, with all of the items subject to post closing adjustments. In addition, Jordache paid Cygne a commission of $600,000 on unfilled orders for products included in the assets and $400,000 for a non-compete agreement for a total of $4,694,000 before transaction costs. The Company has used the proceeds from the sale, and together with MTGI retained cash and collections of MTGI accounts receivable, to pay transaction costs, repay bank borrowings related to MTGI, and to pay other MTGI liabilities.

   Effective August 1, 1999, in connection with the amended and restated acquisition agreement, Cygne entered into an agreement pursuant to which an affiliate of Jordache managed the Company's Knit business from August 1, 1999 to October 31, 1999, the effective closing date of the sale of the Knit business to Jordache. In addition Jordache also provided financing to the

Company in connection with certain knit product purchase orders being manufactured by MTGI during this period.

      In connection with the Company's agreement to sell its Knit business, the Company recorded in 1999 a provision for impairment of Knit business assets in the amount of $1,625,000, consisting of a loss on assets to be sold, transaction costs (including loss of certain foreign tax incentives) and reduction of the purchase price by the adjusted income (as defined) of the Knit business from August 1, 1999 through the effective closing date of the sale of the business to Jordache which was October 31, 1999.

   The Knit business had revenues of $25.9 million and $32.0 million and gross profit of $1.1 million and $1.5 million in 1998 and 1999 (through October 31, 1999), respectively. The Company recorded an impairment of Knit business assets of $2.6 million and $1.6 million in 1998 and 1999, respectively. During 1997, 1998, and 1999, the Knit business accounted for 67%, 60%, and 58%, respectively, of Cygne's net sales.

   The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for approximately 65%, 59%, and 45% of Cygne's net sales for 1997, 1998, and 1999, respectively. If the sale of the Knit business had been consummated on January 31, 1999, sales to The Limited, Inc. for fiscal 1999 would have accounted for 98% of the Company's proforma sales.

   Mr. Manuel owns approximately 40.0% of the outstanding Common Stock, and has a significant influence over, and may in fact control, the outcome of all matters submitted to a vote of stockholders.

   The Company is continuing to review its business operations and expects to continue to incur additional costs in the future associated with the further restructuring or downsizing of its operations.

   See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements of the Company.

PRODUCTS

      The Company currently participates in the women's woven and knit career and casual sportswear segments of the apparel market. During 1999 the Company's products in woven and knit career and casual sportswear included jackets, skirts and pants.

SOURCING, MANUFACTURING AND SALES

   Cygne currently sources and manufactures garments for its customers which have been designed and developed by the customer.

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

   During 1999 all of the Company's products were manufactured outside the United States, either by non-affiliated contract manufacturers or at the Company's sewing facility. The Company's contract manufacturers are located in several countries in the Far East, Middle East, and Central America. In addition, the Company owns and operates a manufacturing facility in Guatemala. During 1999 products representing approximately 2% of the Company's net sales were produced in the Far East, approximately 58% in the Middle East, and approximately 40% in Central America. If the sale of the Knit business had been consummated on January 31, 1999, approximately 47% of the Company's net sales resulted from products which were manufactured by Cygne in its sewing facility and approximately 53% resulted from products which were manufactured by non-affiliated contract manufacturers principally in Central America. Cygne intends to continue to utilize foreign contract manufacturers for a significant percentage of its manufacturing requirements. The Company reviews its product sourcing on an ongoing basis and may alter this allocation to meet changing conditions and demands. In connection with the sale of the Knit business, Cygne has agreed not to source products in Israel, Jordan, and the Palestinian territories prior to May 15, 2000.

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

Furthermore, the occurrence of certain of these factors in the country in which Cygne owns a manufacturing facility could result in the impairment or loss of the Company's investment in this country. The loss of any one or more of its foreign contract manufacturers could have an adverse effect on the Company's business until alternative supply arrangements were secured.

   The Company from time to time experiences difficulties in obtaining timely delivery of products of acceptable quality which has resulted, in many cases, in rejections or chargebacks by customers. During 1996 and 1997 the Company experienced substantial rejections or cancellations by customers with respect to certain of its products. During 1998 and 1999, the Company continued to experience some rejections but to a far lesser extent than in years 1996 and 1997. The Company believes that in some cases these difficulties resulted from not having sufficient access to and control over the manufacturing process for such products as well as shortened manufacturing times attributable to delays in obtaining required raw materials due to the liquidity pressures faced by the Company. There can be no assurance that the Company will not continue to experience such difficulties in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

   Cygne operates its own sewing factory in Guatemala. Operating a manufacturing facility rather than contracting with independent manufacturers requires the Company to maintain a higher level of working capital. In addition, reduced sales have an even greater adverse impact on the Company's results in light of the fixed costs needed to own and operate its own factory. Because the Company's manufacturing operation is located outside the U.S., the Company is subject to many of the same risks as relying on foreign contract manufacturers. See
"Item 2. Properties."

RAW MATERIALS

   Cygne usually supplies the raw materials to foreign manufacturers. Otherwise, the raw materials are purchased directly by the manufacturer in accordance with the Company's specifications. Raw materials, which are in most instances made and/or colored specifically to the Company's order, consist principally of fabric and trim and are readily available from numerous domestic and foreign sources.

   Cygne's foreign raw materials and finished goods purchases are frequently made on a letter of credit basis, while its domestic purchases are made on an open order basis. The Company does not have formal long-term arrangements with any of its suppliers. The Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

QUALITY ASSURANCE

   The Company's quality assurance program is designed to ensure that its products meet the quality standards of its customers. The Company requires its overseas agents to employ qualified quality control personnel. Foreign manufactured fabric is usually inspected both prior to shipment by the Company's overseas agents as well as upon arrival at their manufacturing destination.

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

IMPORT RESTRICTIONS

   The Company sources substantially all its products from Central America with the balance of the products being sourced in the Far East. The Company's ability to meet its customers' pricing requirements will depend, in large part, on its ability to manufacture its products in countries where manufacturing costs are low. However, because of quota limits, the Company's manufacturing flexibility is reduced, increasing the risk that the Company will need to manufacture more of its products in countries where manufacturing costs are higher.

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

DUTY RATES

   The products imported by the Company are subject to "Normal Trade Relations
(NTR)" or column 1 rates of duty which range from zero to 38% AD VALOREM. As a result of the Uruguay Round Agreements Act, many of these rates will be reduced over five to fifteen years resulting on average in a 12% reduction from current rates of duty.

   On December 8, 1993, Congress adopted the North American Free Trade Agreement ("NAFTA") under which originating apparel and other products from Mexico and Canada are immediately exempt from quota restrictions and subject to duty rates which are being reduced to zero over the next ten years. Similar tariff rate preferences and quota exemptions are being phased in for certain non-originating apparel products cut and sewn in Mexico and Canada. Negotiations have begun to expand NAFTA to possibly include certain Central and South American countries. The African Growth and Opportunity Act (H.R. 434) is legislation that would expand trade preferences for Sub-Saharan Africa (SSA) and countries subject to the Caribbean Basin Economic Recovery Act (CBERA), including Guatemala. Both the House of Representatives and the U.S. Senate have passed versions of H.R. 434. The enhanced trade benefits could include duty and quota-free access for various textile and apparel products imported from eligible countries. However, no benefits will be available until after the two versions are reconciled and the resulting legislation is passed by both houses of Congress and signed by the President.

   Imports from the People's Republic of China receive NTR duty rates under a waiver of the Jackson-Vanik Amendment to the Trade Act of 1974. Under this statute, certain countries and non-market economies are prohibited from receiving NTR rates of duties and other trade benefits unless an annual waiver is issued by the President. The People's Republic of China has received a Jackson-Vanik Waiver annually since 1979. In May 1999 President Clinton renewed the waiver. Congress can pass legislation disapproving the one-year extension of NTR to China, but did not do so in 1999. If NTR for China is discontinued, goods from China will be subject to "column 2" rates of duty, which range up to 90% AD VALOREM. However, current duty rates will remain in effect at least until June 2000. The loss of NTR status for the People's Republic of China could adversely affect the Company's ability to supply products to its customers.

ADDITIONAL RESTRICTIONS

   In the ordinary course of its business the Company is, from time to time, subject to claims by the U.S. Customs Service for additional duties and other charges. Similarly, from time to time, the Company is entitled to refunds from the U.S. Customs Service due to the overpayment of duties.

   The U.S. and other countries in which the Company's products are manufactured or sold may, from time to time, impose new quotas, duties, tariffs, or other restrictions, including trade sanctions or revocation of "Normal Trade Relations" status, or adversely adjust presently prevailing quotas or duty rates, which could adversely affect the Company's operations and its ability to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

   The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, allocation of production to merchandise categories where more quota is available, and shifts of production among countries and manufacturers. The Company also from time to time purchases quantities of temporary quota in certain countries.

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

BACKLOG

      At January 29, 2000 the Company had unfilled confirmed customer orders of $10.6 million, compared with $9.8 million at January 30, 1999, excluding the Company's former Knit business. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customer's demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

EMPLOYEES

   At March 31, 2000, the Company had approximately 654 full-time employees, including approximately 639 employees at its facilities in Guatemala. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company are as follows:

       Name                     Age          Position with the Company
       ----                     ---          -------------------------
Bernard M. Manuel ..........    52        Director, Chairman of the Board
                                            and Chief Executive Officer

Roy E. Green ...............    67        Senior Vice President-Chief Financial
                                            Officer, Treasurer, and Secretary

     BERNARD M. MANUEL has served as Chief Executive Officer and a director of the Company, as well as in several additional executive positions, since he joined the Company in October 1988. He currently serves as the Chairman of the Board, Chief Executive Officer and a director. Mr. Manuel is a director of several private companies in the U.S. and Europe. From 1983 until he joined the Company, Mr. Manuel was involved, through Amvent, a company he founded, in the transfer of technology between Europe and the U.S. and related venture capital and merger and acquisition activities, as well as in the apparel industry. Mr. Manuel earned a Bachelor's of Science in Mathematics and several graduate degrees in Mathematics and in Economics from the University of Paris, an M.S. in Political Science from the "Institut d'Etudes Politiques" in Paris and an M.B.A. with high honors (Baker Scholar) from the Harvard Business School, where he was awarded both the Loeb Rhodes Fellowship for excellence in finance and the Melvin
T. Copeland prize for top performance in marketing.

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

ITEM 2. PROPERTIES

     On March 1, 1999, the Company moved its executive and general offices from 1372 Broadway, New York to substantially smaller space at 680 Fifth Avenue, New York. During April 2000, the Company moved its executive and general offices to 1410 Broadway, New York. The Company's office now consists of 6,000 square feet pursuant to a lease which expires on April 30, 2001 with an annual rental expense of approximately $252,000.

     In addition, on March 1, 1999, the Company paid $175,000 to the Landlord of the 1372 Broadway premises to be released from any contingent rent liability on the vacated executive and general offices described above as well as the contingent rent liability on the 60,000 square feet of space previously subleased at this location.

     During 1997, the Company had provided for lease termination expense of $4.0 million for the expenses connected with the move of its executive and general offices described above as well as an amount to be paid to landlord for release of its contingent rent liabilities. At January 30, 1999, the Company determined that the expenses contemplated by this provision would approximate $3.1 million. Therefore, $0.9 million of this provision is shown as a recoupment in 1998, and the remaining unused balance of $0.2 million of the original provision was reversed in 1999.

     The Company owns a sewing facility in Guatemala that it believes is well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

TAX AUDITS

     The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc., a wholly-owned subsidiary, for its taxable years ending December 31, 1990 through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). To date, the IRS has informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16 million (including some penalties but not interest). Depending on the amount of the deficiency, the amount of interest could be significant. The outcome of the audit of GJM (US) Inc. cannot be predicted at this time. Although the Company is disputing the proposed adjustment and believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter would have a material adverse impact on the Company and its financial condition, results of operations, or cash flows.

     On October 31, 1999, the date of sale of the Company's Knit business, the Company's wholly-owned Israeli subsidiary, M.T.G.I.--Textile Manufacturers Group (Israel) Ltd. ("MTGI"), had its Israeli tax free status terminated retroactive to January 1, 1994. The Israeli Tax Authority ("Authority") is in the process of assessing the tax due by MTGI on account of the termination of MTGI's tax free status for the years ending December 31, 1994 through December 31, 1997. To date, the Authority has not issued a report detailing the MTGI tax assessment for this period. Although the Company believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition, results of operations, or cash flows.

     The Company is subject to other ongoing tax audits in several jurisdictions in the United States. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was quoted on The Nasdaq National Market under the symbol "CYDS" until May 29, 1998. On that date, the Company's Common Stock was delisted from The Nasdaq National Market because the Company did not meet certain continued listing requirements of the Nasdaq National Market, including the maintenance of a minimum bid price of at least $1 per share. Cygne Common Stock is now quoted on the OTC Bulletin Board. There are no assurances that the OTC Bulletin Board will continue to give quotes on the Cygne Company Stock. The following table sets forth for the periods indicated the high and low reported sale prices per share for the Cygne Common Stock as reported by the OTC Bulletin Board.

                                                           High       Low
                                                           ----      -----
FISCAL YEAR ENDED JANUARY 30, 1999

First Quarter ........................................     $0.38     $0.22
Second Quarter .......................................     $0.25     $0.13
Third Quarter ........................................     $0.16     $0.06
Fourth Quarter .......................................     $0.17     $0.08

FISCAL YEAR ENDED JANUARY 29, 2000

First Quarter ........................................     $0.22     $0.08
Second Quarter .......................................     $0.23     $0.16
Third Quarter ........................................     $0.22     $0.13
Fourth Quarter .......................................     $0.38     $0.17


     The number of stockholders of record of Common Stock on April 14, 2000 was approximately 96. The closing sale price of the Company's Common Stock on April 14, 2000 was $0.23 per share.

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


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables summarize certain selected financial information which should be read in conjunction with "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company included elsewhere herein. The selected financial information has been derived from the consolidated financial statements of the Company, which have been audited by independent auditors. The acquisition of Fenn Wright &
Manson, Inc. ("FWM") in April 1994 and GJM International's intimate apparel and sleepwear operations ("GJM") in October 1994, the sale of FWM's United Kingdom subsidiary and certain brand name rights in April 1995, the discontinuance of the remaining operations of FWM in 1995, the sale of GJM in February 1996, the sale of its interest in its joint venture with Ann Taylor and the assets of its division that were used in sourcing merchandise for Ann Taylor in September 1996, and the sale of the Knit business in November
1999 materially affect the comparability of the financial data reflected below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"


                                                                                             Year (1)
                                                              ----------------------------------------------------------------------
                                                                 1995           1996           1997          1998           1999
                                                              ---------      ---------      ---------      ---------      ---------
                                                                            (in thousands except per share amounts)

INCOME STATEMENT DATA
Net sales ...............................................     $ 540,063      $ 254,313      $  43,379      $  43,013      $  55,398
Cost of goods sold ......................................       510,761        226,456         43,063         42,753         50,657
                                                              ---------      ---------      ---------      ---------      ---------
Gross profit ............................................        29,302         27,857            316            260          4,741
Selling, general and administrative expenses .............       72,182         27,251         10,331          4,381          3,874
Provision for impairment of Knit business
   assets ...............................................          --             --             --            2,564          1,625
Provision (recoupment) for lease termination
   expenses .............................................          --             --            3,964           (902)          (186)
Gain from sale of Ann Taylor Woven
  Division and CAT ......................................          --          (29,588)          --             --             --
Gain from sale of subsidiary, net .......................        (4,742)          --             --             --             --
Loss from sale of GJM business, net .....................        31,239           --             --             --             --
Reorganization expense ..................................          --            4,813           --             --             --
Write-off of goodwill ...................................        48,949           --             --             --             --
Amortization of intangibles .............................         3,425            364            364            364           --
                                                              ---------      ---------      ---------      ---------      ---------
(Loss) income  from operations ..........................      (121,751)        25,017        (14,343)        (6,147)          (572)
Other income(2) .........................................          --           (6,864)          --             --             --
Settlement of shareholder class
   action and related legal expenses.....................          --            2,627           --             --             --
Interest income..........................................          --              (80)          (461)          (428)          (122)
Interest expense.........................................         8,813          3,340            378            337            530
                                                              ---------      ---------      ---------      ---------      ---------
(Loss) income before income taxes and
  minority interests.....................................      (130,564)        25,994        (14,260)        (6,056)          (980)
(Benefit) provision for income taxes ....................        (6,216)         7,117            204            269             47
                                                              ---------      ---------      ---------      ---------      ---------
(Loss) income before minority interests .................      (124,348)        18,877        (14,464)        (6,325)        (1,027)
Income attributable to minority interests ...............         1,710            961           --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
Net (loss) income .......................................     $(126,058)     $  17,916      $ (14,464)     $  (6,325)     $  (1,027)
                                                              =========      =========      =========      =========      =========
Net (loss) income per share - basic .....................     $  (10.04)     $    1.44      $   (1.16)     $   (0.51)     $   (0.08)
                                                              =========      =========      =========      =========      =========
Number of shares used in computation of net
      (loss) income per share - basic ...................        12,550         12,438         12,438         12,438         12,438
                                                              =========      =========      =========      =========      =========
Net (loss) income per share - diluted ...................     $  (10.04)     $    1.44      $   (1.16)     $   (0.51)     $   (0.08)
                                                              =========      =========      =========      =========      =========
Number of shares used in computation of net
       (loss) income per share - diluted ................        12,550         12,439         12,438         12,438         12,438
                                                              =========      =========      =========      =========      =========
See Notes on next page



                                                                                             Year (1)
                                                              ----------------------------------------------------------------------
                                                                 1995           1996           1997          1998           1999
                                                              ---------      ---------      ---------      ---------      ---------
                                                                                          (in thousands)

BALANCE SHEET DATA (as of end of period)
Cash ....................................................     $   5,487      $  22,246      $  10,926      $   3,686      $   7,020
Accounts receivable .....................................        35,117          7,239          6,012          8,242          1,853
Assets held for sale ....................................        15,200           --             --            4,700           --
Inventory ...............................................        29,999          5,109          4,012          2,705          2,421
Goodwill ................................................         2,790          2,426          2,062           --             --
Total assets ............................................       117,145         47,142         29,750         23,599         14,768
Long-term debt ..........................................         1,562           --             --             --             --
Stockholders' equity ....................................         9,046         26,959         12,379          6,046          5,143

----------------

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

     On September 20, 1996, the Company sold to Ann Taylor Cygne's 60% interest in CAT and the assets of Cygne's Ann Taylor Woven Division that were used in sourcing merchandise for Ann Taylor (the "Ann Taylor Disposition"). On the closing of the transaction, Cygne received 2,348,145 shares of Ann Taylor common stock, having a value of $36 million (based on the average closing price of the Ann Taylor common stock during the ten trading days prior to closing), and approximately $8.9 million (after post-closing adjustments) in cash in respect of inventory (less related payables and advances and certain other assumed liabilities), net fixed assets and accounts receivable of the Ann Taylor Woven Division. Ann Taylor also assumed certain liabilities of the acquired sourcing operations. As a result of the transaction, the Company realized a pre-tax gain of $29.6 million. Between October 1996 and January 1997, the Company sold all of the 2,348,145 shares of Ann Taylor common stock received upon the closing of the transaction at various prices resulting in aggregate net proceeds of approximately $44.3 million. The Company realized a pre-tax gain of approximately $6.1 million as a result of the sale of the shares of Ann Taylor common stock, which is reflected in "Other income" in the Company's Consolidated Statements of Operations.

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

     On November 15, 1999, with an effective date of October 31, 1999, Cygne consummated the sale of its Knit business to Jordache Limited ("Jordache") pursuant to the Amended and Restated Acquisition Agreement dated as of August 1, 1999, by and among M.T.G.I.-Textiles Manufacturers Group (Israel) Ltd. ("MTGI"), MBS (Cygne) Company, A.C. Services Inc., all subsidiaries of Cygne, and Jordache Limited.

     The assets transferred to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of MTGI and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable, and certain other assets of the MTGI business. The liabilities assigned to, and assumed by, Jordache are all obligations of MTGI under the contracts and registration included within the assets sold to Jordache.

         In consideration of the sale to Jordache of the assets, Jordache paid to the Company cash equal to (A) the adjusted net book value of the inventory, fixed assets, advances to vendors, and an investment in a dye house facility owned by MTGI, less an amount equal to the difference between (1) the sum of (a) $80,000 and (b) MTGI's income before taxes for the period from August 1, 1999 to the effective closing date of the sale of the business to Jordache which was October 31, 1999, and (2) the operating expenses of Wear and Wear & Co. International, Inc., the U.S. Marketing company for MTGI and (B) $100,000 for the outstanding stock of Wear and assumed liabilities described above, with all of the items subject to post closing adjustment. In addition, Jordache paid Cygne a commission of $600,000 on unfilled orders for products included in the assets and $400,000 for a non-compete agreement for a total of $4,694,000. The Company has used the proceeds from the sale, and together with MTGI retained cash and collections of MTGI accounts receivable, to pay transaction costs, repay bank borrowings related to MTGI, and to pay other MTGI liabilities.

     Effective August 1, 1999, in connection with the amended and restated acquisition agreement, Cygne entered into an agreement pursuant to which an affiliate of Jordache managed the Company's Knit business from August 1, 1999 to October 31, 1999 the effective closing date of the sale of the Knit business to Jordache. In addition Jordache also provided financing to the Company in connection with certain knit product purchase orders being manufactured by MTGI during this period.

     In connection with the Company's agreement to sell its Knit business, the Company recorded in 1999 provision for impairment of Knit business assets in the amount of $1,625,000, consisting of a loss on assets to be sold, transaction costs (including taxes) and reduction of the purchase price by the adjusted income (as defined) of the Knit business from August 1, 1999 through the effective closing date of the sale of the business to Jordache which was October 31, 1999.

     If the sale of the Knit business had been consummated on January 31, 1999 (the first day of fiscal 1999), the Company would have had proforma net sales for 1999 of $23.4 million. Proforma gross profit for 1999 would have been $3.3 million. Proforma income from operations for 1999 would have been $258,000. The proforma net income would have been $254,000. The proforma net income per share would have been $0.02.

         During 1997, 1998, and 1999 the Knit Business accounted for 67%, 60%, and 58%, respectively, of Cygne's net sales.

     The Limited, Inc. (consisting primarily of The Limited Stores and Lerner) accounted for 65%, 59%, and 45% of Cygne's net sales for 1997, 1998, and 1999, respectively. If the sale of the Knit business had been consummated on January 31, 1999, sales to The Limited, Inc. for 1999 would have accounted for 98% of the proforma Company sales.

     Although Cygne has a long established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with any of its customers, including The Limited, Inc. The Company has been dependent on its key customers and its future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc.

There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc. The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed direct sourcing departments. In December 1997 a limited partnership controlled by The Limited, Inc. sold its 734,319 shares of Cygne stock to Mr. Manuel, the Company's Chairman and Chief Executive Officer. Upon the closing of the transaction, The Limited, Inc. did not own any shares of Cygne stock.

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

                                                     Percentage of Net Sales
                                                 -------------------------------
                                                              Year
                                                 -------------------------------
                                                  1999        1998        1997
                                                 ------      ------      ------
Net sales ..................................     100.0%      100.0%      100.0%
                                                 =====       =====       =====
Gross profit ...............................       8.6         0.6         0.7
Selling, general and administrative
  expenses .................................       7.0        10.2        23.8
Provision for impairment of Knit
  business assets ..........................       2.9         6.0         --
(Recoupment) provision for lease
  termination expense ......................      (0.3)       (2.1)        9.1
Amortization of intangibles ................       --          0.8         0.8
                                                 -----       -----       -----
Loss from operations .......................      (1.0)      (14.3)      (33.0)
Interest expense (income), net .............       0.8        (0.2)       (0.2)
Provision for income taxes .................       0.1         0.6         0.5
                                                 -----       -----       -----
Net (loss) .................................      (1.9%)     (14.7%)     (33.3%)
                                                 =====       =====       =====



1999 COMPARED TO 1998

     The Company sold its Knit business effective October 31, 1999. Accordingly, the Company's results of operations for 1999 only include the results of the Knit business through October 31, 1999, while the 1998 results of operations include the results of the Knit business for the entire year. As a result, a comparison of 1998 and 1999 results may not be meaningful to the extent effected by the sale of the Knit business.

NET SALES

    Net sales for 1999 were $55.4 million, an increase of $12.4 million or 29% from $43.0 million for 1998. The increase in net sales for 1999 compared to 1998 was primarily attributable to an increase in sales of the Woven division of $6.3 million and the Knit division of $6.1 million.

     During 1999 and 1998, the Knit business accounted for 58% and 60%, respectively, of Cygne's net sales.

     Woven division sales for 1999 were $23.4 million, an increase of $6.3 million or 37% from $17.1 million for 1998. The increase in Woven division sales to The Limited, Inc. for 1999 compared to the comparable period in 1998 of $6.9 million was partially offset by a decrease in sales to other customers. The Limited, Inc. accounted for 98% of the Woven division sales for 1999 compared to 94% in 1998.

     Knit division sales for 1999 were $32.0 million, an increase of $6.1 million or 24% from $25.9 million in 1998. The increase in Knit division sales for 1999 compared to 1998 was primarily attributable to an increase in sales to its new customer, Wal-Mart, partially offset by the sale of the Knit division as of October 31, 1999, which had sales of $6.4 million in the fourth quarter of 1998.

GROSS PROFIT

     The gross profit for 1999 was $4.7 million, an increase of $4.4 million from the gross profit of $0.3 million for 1998.

     The Woven division had a gross profit for 1999 of $3.3 million compared to a gross loss of $0.8 million in 1998. The gross margin for 1999 was 14%. The gross profit increase for 1999 compared to 1998 was primarily due to its Central American operation earning a profit in 1999 compared to a significant loss in 1998.

     The Knit division had a gross profit for 1999 of $1.5 million, an increase of $0.4 million or 36% increase from the gross profit of $1.1 million in 1998. The increase in the gross profit for 1999 was primarily attributable to a gross profit increase on higher sales than the prior comparable period, plus by the sale of the Knit division as of October 31, 1999 which had a gross loss of $0.7 million in the fourth quarter of 1998.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

    Selling, general, and administrative expenses for 1999 were $3.9 million, a decrease of $0.5 million or 12% from $4.4 million in 1998. The decrease in expenses for 1999 compared to 1998 was attributed to a reduction of $0.9 million in corporate expenses, offset by an increase in the Woven division expenses of $0.5 million and Knit division expenses of $0.2 million, primarily as a result of the sale of the Knit division effective prior to the commencement of the fourth quarter of 1999.

     The Woven division expenses for 1999 were $2.0 million, an increase of $0.2 million, or 33% from $1.5 million in 1998. The increase for 1999 compared to 1998 was attributable to increased staff to support the Woven division sales increase of $6.2 million from 1998.

     The Knit division expenses for 1999 were $0.7 million, a decrease of $0.2 million compared to 1998. The decrease was primarily attributable to an increase in travel to service its new customer offset by the sale of the Knit division as of October 31, 1999, which had expenses of $0.3 million in the fourth quarter of 1998.

     The corporate expenses for 1999 were $1.2 million, a decrease of $0.9 million, or 45% from $2.0 million in 1998. The decrease for 1999 was primarily attributable to the termination of most of the corporate staff in 1998.

INTEREST

     Net interest expense for 1999 was $408,000 as compared to net interest income of $91,000 in 1998. The increase in interest expense for 1999 compared to 1998 was primarily attributable to increased borrowings used to fund the Knit division's operation.

PROVISION FOR IMPAIRMENT OF KNIT BUSINESS ASSETS

     In connection with the amended and restated acquisition agreement to sell its Knit business, the Company recorded in 1999 a provision for impairment of Knit business assets in the amount of $1.6 million, which consists of a loss on assets to be sold, transaction costs (including loss of certain foreign tax incentives), and a reduction of the purchase price by the adjusted net income (as defined) of the Knit business from August 1, 1999 through October 31, 1999.

     In March 1999, the Company agreed to sell the Knit business. In connection with the sale, during 1998, the Company established a provision of $2.6 million for the impairment of the Knit business assets. The provision included the unamortized goodwill of the Knit business ($1.7 million), loss on assets to be sold and estimated transaction costs.

(RECOUPMENT) FOR LEASE TERMINATION EXPENSE

     In 1998, the Company recouped $902,000 of its 1997 provision for lease termination expense. In 1999, the Company recouped the remaining unused balance of $186,000.

PROVISION FOR INCOME TAXES

     The provision for income taxes for 1999 represents provision for minimum state income taxes and taxes payable to foreign countries for income earned in foreign countries. As of January 29, 2000, based upon tax returns filed and to be filed for the fiscal year ended January 29, 2000, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $114,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2015. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

     As of January 29, 2000, based upon tax returns filed and to be filed for the fiscal year ended January 29, 2000, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $74,800,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

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

     The Knit division had a gross profit of $1.1 million, an increase of $0.4 million from the $0.7 million in 1997. The gross margin for 1998 was 4.1% compared to 2.3% in 1997.

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

PROVISION FOR IMPAIRMENT OF KNIT BUSINESS ASSETS

     In March 1999 the Company agreed to sell the Knit business. In connection with the sale, during 1998 the Company established a provision of $2.6 million for the impairment in the Knit business assets. This provision includes the unamortized goodwill of the Knit business ($1.7 million), loss on assets to be sold, and estimated transaction costs. The provision excludes the Knit group 1999 results of operations.

(RECOUPMENT) FOR LEASE TERMINATION EXPENSES

     In 1997, the Company provided for lease termination expenses of $3,964,000 as a result of the Company's decision to relocate from its existing New York Office and to seek substantially smaller new York office space. On March 1, 1999, the Company completed its relocation from its existing

New York office and the Landlord released the Company from any contingent rent liability on its New York space and on its leases assumed by Ann Taylor in 1996. The Company determined that the expenses contemplated by this provision would approximate $3,063,000. Therefore, $902,000 of this provision is shown as a recoupment in 1998, and the remaining unused balance of the $186,000 of the original provision was reversed in 1999.

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

     The Company received proceeds of approximately $4.7 million before transaction costs, subject to post closing adjustments, from the consummation of the sale of the Knit business. In addition, the retained cash and accounts receivable and certain other assets of the Knit business aggregated approximately $4.5 million at October 30, 1999. The Company has used the cash proceeds from the sale, the collection of MTGI's accounts receivable to pay the transaction costs (including loss of certain foreign tax incentives) related to the sale, repay bank borrowings related to MTGI, and to pay other MTGI liabilities. The excess cash received from the transaction will be used for general working capital purposes.

     Since February 1, 1997, the Company has not had a domestic credit facility. Since the expiration of its prior bank domestic credit facility, Cygne has obtained letters of credit issued from domestic banks secured by a cash deposit from the Company. At January 29, 2000 the Company had restricted cash at banks of $0.7 million as collateral for letters of credit.

     The Company had a credit facility with an Israeli bank to finance the Knit operations. On November 4, 1999, the outstanding balance under this facility was repaid and the facility was terminated.

     Net cash provided by operating activities was $3.5 million in 1999 compared to net cash used in operating activities of $8.4 million in 1998. The increase in net cash provided by operating activities was primarily the result of $5.3 million decrease in net loss, $7.2 million decrease in working capital requirements, offset by a decrease of $0.6 million non-cash provisions.

     The Company's financial performance for 2000 will depend upon a variety of factors, including the amount of sales to The Limited, Inc. If the Company has significant operating losses or adverse decisions in either its federal tax audit of GJM (US) Inc. or the Israeli tax assessment of MTGI, which required the Company to pay significant amounts of tax, the Company will face severe liquidity pressures in 2000 which would adversely affect the Company's financial condition and results of operations. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring or downsizing of its operations.

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

IMPACT OF THE YEAR 2000

     The Year 2000 problem (the "Year 2000 Problem" or "Year 2000") was to have resulted from competer programs and devices that did not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations potentially would not properly recognize the year 2000. This could have resulted in system failures or miscalculations causing disruptions of the Company's operation, including, without limitation, manufacturing, distribution, and other business activities. The Year 2000 Problem potentially affected substantially all of Cygne's business activities. The Company believes that as a result of its Year 2000 remediation and planning programs, the Year 2000 Problem has not, as of April 20, 2000, had a material adverse effect on the operations or financial results of the Company. As of January 29, 2000, the Company estimates that it had incurred approximately $20,000 in its Year 2000 efforts, including, without limitation, outside consulting fees and computer systems upgrades but excluding internal staff costs, all of which has been expensed. It is possible that Cygne will experience Year 2000 related problems in the future, particularly with its non-business critical systems, which may result in failures of miscalculations resulting in inacuracies in computer output or disruptions of operations. However, Cygne believes that the Year 2000 Problem will not pose significant operational problems for its business critical computer systems and equipment. The financial impact of future remediation actuvities that may becaome necessary, if any, cannot be known precisely at this time, but it is not expected to be material.

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


                                                           ($ In thousands except per share amounts)
                                       ------------------------------------------------------------------------------------
                                                        1999                                        1998
                                       ------------------------------------------   ---------------------------------------
                                        Qtr. 1    Qtr. 2     Qtr. 3     Qtr. 4(1)   Qtr. 1    Qtr. 2    Qtr. 3     Qtr. 4(2)
                                       -------    -------    -------     ------     ------    ------    -------    -------
Net sales .........................    $13,561    $13,166    $22,799     $5,872     $6,245    $8,509    $13,158    $15,101

Gross profit (loss) ...............      1,163      1,531      1,220        827       (238)      399       (312)       411

Provision for impairment of
Knit business assets ..............        --         886        530        209        --        --         --       2,564

Operating profit (loss) ...........        243       (459)      (396)        40     (1,345)   (1,048)    (1,511)    (2,243)

Net income (loss) .................         79       (665)      (470)        29     (1,328)   (1,127)    (1,484)    (2,386)

Net income (loss) per share--
basic and diluted .................    $  0.01    $ (0.05)   $ (0.04)    $ 0.00     $(0.11)   $(0.09)    $(0.12)    $(0.19)

Weighted average number
of common shares
outstanding .......................     12,438     12,438     12,438     12,438     12,438    12,438     12,438     12,438


----------

(1)  Includes recoupment of lease termination expense provisions of $186,000.

(2)  Includes recoupment of lease termination expense provisions of $902,000.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements are included herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors

          The section entitled "Proposal No. 2 -- Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a) Financial Statements

     (1) and (2) See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1.

     (3)  Exhibits

          Certain exhibits presented below contain information that has been granted subject to a request for confidential treatment Such information has been omitted from the exhibit. Exhibit Nos. 10.2, 10.3, 10.4, 10.5, 10.6, 10.8, 10.9, 10.23, 10.28 and 10.30 are
          management contracts, compensatory plans or arrangements.


   Exhibit No.                            Description
  -----------                          ---------------
    2.1 Amended and Restated Acquisition Agreement, dated as of August 1, 1999 by and among M.T.G.I. - Textile Manufacturers Group (Israel), Limited, MBS Company, AC Services Inc. and Jordache Limited. *(10)

    3.1 Restated Certificate of Incorporation, as amended by Certificate of Amendment filed August 5, 1994 with the Secretary of State of the State of Delaware.*(1)

    3.2    By-laws.*(2)

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

    10.14 Agreement, dated as of September 30, 1993, among Jonathan Kafri, Simona Kafri, Cygne Designs F.E. Limited, T. Wear Company S.r.l. and Cygne Designs, Inc.*(4)

    10.15 Agreement, dated as of September 30, 1993, among Lancaster Enterprises Limited, Jonathan Kafri, Simona Kafri, Cygne Designs F.E. Limited, M.T.G.I. - Textile Manufacturers Group (Israel) Limited, Cygne TW Inc. and Cygne Designs, Inc.*(4)

    10.16 Stock and Asset Purchase Agreement, dated as of June 7, 1996, as amended as of August 27, 1996, by and between Cygne Designs, Inc., Cygne Group (F.E.) Limited, AnnTaylor Stores Corporation and AnnTaylor, Inc.*(9)

    10.17 License Agreement, dated as of July 26, 1996, by and between Cygne Designs, Inc. and Kenzo S.A. pertaining to the KENZO STUDIO license.*(9)

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

           Company.*(2)

    10.26 Third Amendment of Lease, dated as of December 1, 1993, between Nineteen New York Properties Limited Partnership and the Company.*(3)

    10.27 Amended and Restated Credit Agreement, dated as of September 20, 1996, by and between Cygne Designs, Inc. and The Hongkong and Shanghai Banking Corporation Limited.*(8)

    10.28  1993 Stock Option Plan, as amended, through June 28, 1994.*(1)

    10.29  Form of Stock Option Agreement.*(2)

    10.30  Stock Option Plan for Non-Employee Directors.*(2)

    10.31 Memorandum of Understanding, dated as of June 1, 1993, among the Company, Cygne Knits Limited, T. Wear Company S.r.l. and certain other parties.*(2)

    10.32 Management Agreement, dated August 1, 1999, by and between M.T.G.I.-Textile Manufacturers Group (Israel) Ltd., MBS (Cygne) Company, A.C. Services, Inc., and Jordache Limited

    10.33  Letter Agreement, dated as of August 1, 1999, between
           Sportswear International (USA), Inc. And Jordache Limited, as amended *(10)

    10.34  Lease between the Company and L.H. Charney Associates, L.P.

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

(10) Company's Quarterly Report on Form 10Q for the quarter ended July 31, 1999.

          Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

     (b)  Reports on Form 8-K

          November 15, 1999 report announcing that Cygne Designs, Inc. had consummated the sale of its Knit business to Jordache Limited.

     (c)  Exhibits

          See (a) (3) above.

     (d)  Financial Statement Schedule

          See "Index to Consolidated Financial Statements and Supplemental Schedule" appearing on F-1. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statement or notes thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYGNE DESIGNS, INC.
                                            (Registrant)


                                          By: /s/ BERNARD M. MANUEL
                                              ----------------------------------
                                                  Bernard M. Manuel
                                                  (Chairman and Chief
                                                  Executive Officer)


Date: April 26, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                       Title                           Date
      ---------                       -----                           ----

/s/ BERNARD M. MANUEL      Chairman of the Board of Directors,    April 26, 2000
----------------------     Chief Executive Officer and Director
    Bernard M. Manuel         (principal executive officer)


/s/ ROY E. GREEN           Senior Vice President, Chief           April 26, 2000
----------------------     Financial Officer, and Treasurer
    Roy E. Green           (principal financial and accounting
                           officer) and Secretary


/s/ JAMES G. GRONINGER     Director                               April 26, 2000
----------------------
    James G. Groninger

                  CYGNE DESIGNS, INC. AND SUBSIDIARIES

                   CONSOLIDATED FINANCIAL STATEMENTS

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
----

Consolidated Financial Statements
Report of Independent Auditors ........................................   F-2
Consolidated Balance Sheets as of January 29, 2000
 and January 30, 1999 .................................................   F-3
Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended January 29, 2000 ..........................   F-4
Consolidated Statements of Stockholders' Equity
  for Each of the Three Years in the Period Ended January 29, 2000 ....   F-5
Consolidated Statements of Cash Flows for Each of the Three Years
  in the Period Ended January 29, 2000 ................................   F-6
Notes to Consolidated Financial Statements ............................   F-7
Schedule
Schedule II--Valuation and Qualifying Accounts ........................  F-20

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheets of Cygne Designs, Inc. and Subsidiaries as of January 29, 2000 and January 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 29, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries at January 29, 2000 and January 30, 1999 and the consolidated results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

New York, New York
April 7, 2000

                     CYGNE DESIGNS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                           JANUARY     JANUARY
                                                           29, 2000    30, 1999
                                                          ----------  ----------
                                                            (In thousands,
                                                            except share and
                                                           per share amounts)

ASSETS
Current assets:
    Cash (includes restricted cash of $722 and $669,
     respectively).....................................   $ 7,020      $ 3,686
    Trade accounts receivable, net ....................     1,853        8,242
    Inventory .........................................     2,421        2,705
    Assets held for sale ..............................        --        4,700
    Other receivables and prepaid expenses ............       402          996
                                                          -------      -------
          Total current assets ........................    11,696       20,329
Fixed assets, net .....................................     2,472        2,720
Other assets ..........................................       600          550
                                                          -------      -------
          Total assets ................................   $14,768      $23,599
                                                          =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Short-term borrowings ..............................   $    --      $ 2,754
   Accounts payable ...................................     1,200        4,579
   Accrued expenses ...................................     2,448        4,140
   Income taxes payable ...............................     5,977        6,080
                                                          -------      -------
          Total current liabilities ...................     9,625       17,553
Stockholders' equity:
  Preferred Stock, $0.01 par value; 1,000,000
    shares authorized:  none issued and outstanding ...        --            --
  Common Stock, $0.01 par value; 25,000,000 shares
    authorized:  12,438,038 shares issued and
    outstanding .......................................       124          124
  Paid-in capital .....................................   120,918      120,918
  Accumulated deficit .................................  (115,899)    (114,872)
  Foreign currency translation adjustment .............       --          (124)
                                                          -------      -------
          Total stockholders' equity ..................     5,143        6,046
                                                          -------      -------
          Total liabilities and stockholders' equity ..   $14,768      $23,599
                                                          =======      =======



SEE ACCOMPANYING NOTES.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              January      January      January
                                             29, 2000     30, 1999     31, 1998
                                             ---------    ---------    ---------
                                                      ($ in thousands
                                                  except per share amounts)

Net sales ................................    $55,398      $43,013      $43,379
Cost of goods sold .......................     50,657       42,753       43,063
                                              -------      -------     --------
Gross profit .............................      4,741          260          316
Selling, general and administrative
 expenses ................................      3,874        4,381       10,331
Provision for impairment of Knit
 business assets .........................      1,625        2,564           --
(Recoupment) provision  for lease
 termination expenses ....................       (186)        (902)       3,964
Amortization of intangibles ..............         --          364          364
                                              -------      -------     --------
Loss from operations .....................       (572)      (6,147)     (14,343)
Interest income ..........................       (122)        (428)        (461)
Interest expense .........................        530          337          378
                                              -------      -------     --------
Loss before income taxes .................       (980)      (6,056)     (14,260)
Provision for income taxes ...............         47          269          204
                                              -------      -------     --------
Net loss .................................    ($1,027)     ($6,325)    ($14,464)
                                              =======      =======     ========
Net loss per share -- basic ..............     $(0.08)      $(0.51)     $ (1.16)
                                              =======      =======     ========
Weighted average number of common
shares outstanding .......................     12,438       12,438       12,438
                                              =======      =======     ========
Net loss per share assuming dilution .....     $(0.08)      $(0.51)     $ (1.16)
                                              =======      =======     ========
Weighted average number of common
 shares and dilutive securities ..........     12,438       12,438       12,438
                                              =======      =======     ========



SEE ACCOMPANYING NOTES.


                                                     CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             COMMON STOCK                      Foreign
                                                             ------------        PAID-IN      Currency
                                                       NUMBER OF                 -------     Translation (Accumulated
                                                        SHARES       AMOUNT      CAPITAL      Adjustment    Deficit)       TOTAL
                                                        ------       ------      -------      ----------    --------       -----
                                                                                   ($ In thousands)

Balance at February 1, 1997 ..........................  12,438        $124     $120,918        $   --       $(94,083)     $26,959

   Foreign currency translation adjustment ...........      --          --           --          (116)            --         (116)

   Net loss for year ended January 31, 1998 ..........      --          --           --            --        (14,464)     (14,464)
                                                        ------        ----     --------         -----       --------      -------
Comprehensive loss for year ended January 31, 1998 ...      --          --           --            --             --      (14,580)
                                                        ------        ----     --------         -----       --------      -------
Balance at January 31, 1998 ..........................  12,438         124      120,918          (116)      (108,547)     (12,379)
                                                             -
  Foreign currency translation adjustment ............      --          --           --            (8)            --           (8)
                                                        ------        ----     --------         -----       --------      -------
  Net loss for year ended January 30, 1999 ...........      --          --           --            --         (6,325)      (6,325)
                                                                                                                          -------
Comprehensive loss for year ended January 30, 1999 ...      --          --           --            --             --       (6,333)

Balance at January 30, 1999 ..........................  12,438         124      120,918          (124)      (114,872)       6,046

   Foreign currency translation adjustment ...........      --          --           --           124             --          124

   Net loss for year ended January 29, 2000 ..........      --          --           --            --         (1,027)      (1,027)
                                                                                                                          -------
Comprehensive loss for year ended January 29, 2000 ...      --          --           --            --             --         (903)
                                                        ------        ----     --------         -----       --------      -------
Balance at January 29, 2000 ..........................  12,438        $124     $120,918         $  --     $(115,899)      $ 5,143
                                                        ======        ====     ========         =====       ========      =======


SEE ACCOMPANYING NOTES

                     CYGNE DESIGNS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Year Ended
                                                        -----------------------------------
                                                        January      January      January
                                                        29, 2000    30, 1999     31, 1998
                                                        --------    --------     ---------
                                                                ($ IN THOUSANDS)

OPERATING ACTIVITIES
Net loss ............................................   $(1,027)     $(6,325)   $(14,464)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities
     Provision for impairment of Knit
      business assets ...............................     1,625        2,564          --
     Amortization of goodwill .......................        --          364         364
     Depreciation ...................................       449          469         966
     Write-off of fixed assets ......................        --           --       1,857
     (Recoupment) provision for lease
      termination expense ...........................      (186)        (902)      2,107
     Rent expense not currently payable .............        --           --          57
     Changes in operating assets and liabilities:
        Trade accounts receivable ...................     6,409       (2,300)      1,227
        Inventory ...................................     2,168       (2,120)      1,097
        Other receivables and prepaid
         expenses ...................................      (302)         621       1,816
        Accounts payable ............................    (3,376)         835      (1,034)
        Accrued expenses ............................    (2,186)      (1,594)     (3,121)
        Income taxes payable ........................      (103)          12          84
                                                        -------      -------    --------
Net cash provided by (used in) operating
 activities .........................................     3,471       (8,376)     (9,044)
INVESTING ACTIVITIES
Proceeds from Knit Disposition, net .................     2,627           --          --
Purchase of fixed assets ............................       (84)        (279)       (754)
Other assets ........................................       (50)         (12)       (501)
                                                        -------      -------    --------
Net cash provided by (used in) investing
 activities .........................................     2,493         (291)     (1,255)
FINANCING ACTIVITIES
Short-term borrowings, net ..........................    (2,754)       1,435         (63)
(Decrease) in long-term debt, net ...................        --           --        (842)
                                                        -------      -------    --------
Net cash (used in) provided by  financing activities     (2,754)       1,435        (905)
Effect of exchange rate changes on cash .............       124           (8)       (116)
                                                        -------      -------    --------
Net increase (decrease) in cash .....................     3,334       (7,240)    (11,320)
Cash at beginning of year ...........................     3,686       10,926      22,246
                                                        -------      -------    --------
Cash at end of year .................................    $7,020       $3,686     $10,926
                                                        =======      =======    ========
SUPPLEMENTAL DISCLOSURES
Income taxes paid ...................................      $445         $264        $120
Interest paid .......................................       530          336         310



                             SEE ACCOMPANYING NOTES

                  CYGNE DESIGNS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 29, 2000

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively, the "Company") are engaged in private label manufacturing of women's woven career and casual apparel.

Since the sale of the Israel-based Knit business, the Company has contacted potential customers concerning the sale of Knit products under the customers' own labels. In addition, the Company has arrangements in place to produce Knit products in Guatemala and China. While the Company has no confirmed orders at this time, the Company expects that such orders will be forthcoming. Therefore, the Company has not recorded the Knit business as a discontinued operation.

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

CASH EQUIVALENTS

The Company considers all highly-liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash represents cash committments under ceratin letters of credit.

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

REVENUE RECOGNITION

Revenues are recorded at the time of shipment of merchandise. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $212,000 and $102,000 at January 29, 2000 and January 30, 1999, respectively.

FOREIGN CURRENCY TRANSLATION

As of January 29, 2000, the functional currency for the Company's foreign operations is the U.S. Dollar. In prior years, the functional currency for certain of the Company's foreign operations was the applicable foreign currency of the country in which it operated. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of short-term debt approximates fair value.

NET LOSS PER SHARE

The Company computes net loss per share in accordance with Financial Accounting Standards Board SFAS No. 128, "Earnings per Share". In computing dilutive loss per share for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, no effect has been given to outstanding options since the exercise of any of these items would have an antidilutive effect on net loss per share.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill included the excess of cost over fair value of net assets acquired.

In 1998, management, as a result of the proposed sale of the Knit business, determined that the remaining goodwill (relating to the Knits business) was impaired. The write-off of the goodwill is included in the 1998 Statement of Operations under the caption "Provision for impairment of Knit business assets."

2. DISPOSITION OF COMPANIES

On November 15, 1999, the Company consummated the sale of its Knit business to Jordache Limited ("Jordache").The assets transfered to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of MTGI and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable and certain other assets of the MTGI business. The liabilities assigned to, and assumed by, Jordache are all obligations of MTGI under the contracts and registration included within the assets sold to Jordache. Jordache provided financing to the Company in connection with certain knit product purchase orders being manufactured by MTGI prior to the closing.

In consideration of the sale to Jordache of the assets, Jordache paid the Company approximately $4.7 million before transaction costs. The Company has used the proceeds from the sale together with MTGI retained cash and collections of MTGI accounts receivable to pay transaction costs, repay MTGI bank borrowings, and to pay other MTGI liabilities.

In connection with the Company's agreement to sell its Knit business, the Company recorded on the 1999 consolidated statements of operations a provision of impairment of Knit business assets in the amount of $1,625,000.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

3. (RECOUPMENT) PROVISION FOR LEASE TERMINATION EXPENSES

In 1997, the Company provided for lease termination expenses of $3,964,000 as a result of the Company's decision to relocate from its existing New York office and to seek substantially smaller New York office space. On March 1, 1999, the Company completed its relocation from its existing New York office and the Landlord released the Company from any contingent rent liability on its New York space it sublet. The actual expenses in connection with this lease termination approximated $2,876,000. Therefore, $902,000 of this provision was reversed in 1998, and the remaining unused balance of $186,000 of the original provision was reversed in 1999.

4. INVENTORY

Inventory consists of the following:

                                                    JANUARY         January
                                                   29, 2000       30, 1999(1)
                                                   ---------      ------------
                                                       ($ IN THOUSANDS)

Raw materials and Work-in-Process ..........         $2,186          $2,310
Finished goods .............................            235             395
                                                     ------          ------
                                                     $2,421          $2,705
                                                     ======          ======

(1) Excludes $3,426,000 of inventory of the Knit business classified as assets held for sale.

5. FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                        JANUARY       JANUARY        ESTIMATED
                                       29, 2000     30, 1999(1)    USEFUL LIVES
                                       --------     -----------    ------------
                                               ($ IN THOUSANDS)

Land and building ................       $  902      $  902        30 years

Equipment, furniture, and
 fixtures ........................        2,069       1,999        2-10 years

Leasehold improvements ...........          924         924        Term of lease
Vehicles .........................           78          78        5 years
                                         ------      ------
                                          3,973       3,903

Less accumulated depreciation
 and amortization ................        1,501       1,183
                                         ------      ------
                                         $2,472      $2,720
                                         ======      ======

(1) Excludes $842,000 of net fixed assets of the Knit business classified as assets held for sale.

6. CREDIT FACILITIES

The Company obtains letters of credit from domestic banks secured by a cash deposit from the Company. At January 29, 2000 and January 30, 1999 the Company had restricted cash at a bank of $722,000 and $669,000, respectively, to secure letters of credit.

The Company had a credit facility with an Israeli bank to finance the Knit operations. On November 4, 1999, the outstanding balance under this facility was repaid and the facility terminated.

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

7. STOCK OPTIONS (CONTINUED)

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

The sale of the Knit business constituted a "change in control of the Company" for purposes of the Company's stock option plans. As a result, all outstanding stock options became immediately exercisable.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation cost been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS No. 123 for the year ended January 29, 2000 the Company's net loss and net loss per share would have increased by $1,680 or $0.00 per share. For the years ended January 30, 1999 and January 31, 1998, the Company's net loss and net loss per share would have increased by $1,000 or $0.00 per share.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 1998, and 1997: risk-free interest rate of 5%; volatility factor of the expected market price of the Company's common stock of 1.69 for January 29, 2000, 1.527 for January 30, 1999, and 0.76 for January 31, 1998; expected life of 6 years; and a dividend yield of zero.

As any options granted in the future will also be subject to the fair value pro forma calculations, the pro forma adjustments for fiscal years 1999, 1998, and 1997 may not be indicative of future years.

The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1999, 1998 and 1997 is $0.15, $0.28 and $0.34, respectively. Exercise prices for options issued between February 1, 1997 through January 29, 2000 ranged from $0.12 to $23.50. The weighted-average remaining contractual life of those options is 3.1 years.


                                                     CYGNE DESIGNS, INC. AND SUBSIDIARIES

                                                NOTES CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. STOCK OPTIONS (CONTINUED)

The following summarizes stock option transactions:


                                 EMPLOYEE STOCK                 NON-EMPLOYEE                OTHER EMPLOYEE STOCK
                                  OPTION PLAN                  DIRECTORS PLAN               OPTION ARRANGEMENTS
                                 --------------             --------------------            -------------------
                                                   WEIGHTED                     WEIGHTED                         WEIGHTED
                                                   AVERAGE  NUMBER               AVERAGE                          AVERAGE   TOTAL
                             NUMBER     EXERCISE   EXERCISE   OF      EXERCISE   EXERCISE  NUMBER      EXERCISE   EXERCISE  NUMBER
                            OF SHARES  PRICE RANGE  PRICE   SHARES   PRICE RANGE  PRICE   OF SHARES   PRICE RANGE   PRICE  OF SHARES
                            ---------  ----------- -------- ------   ----------- -------- ---------   ----------- -------- ---------
Options outstanding at
 February 1, 1997 ........   720,500   $1.00-$22.75         32,000   $1.13-$23.50          125,000   $2.00-$22.50           877,500
Options granted in 1997 ..        --                         4,000   $0.28-$0.69  $0.49         --                            4,000
Options canceled in 1997 .  (215,250)  $2.00-$22.75  $4.07                                      --                         (215,250)
                            --------                        ------                         -------                         --------
Options outstanding at
 January 31, 1998 ........   505,250   $1.00-$13.38         36,000   $0.28-$23.50          125,000   $2.00-$22.50           666,250
Options granted in 1998 ..    20,000   $0.31         $0.31   4,000   $0.12-$0.28  $0.20         --                           24,000
Options canceled in 1998 .   (93,250)  $2.00                              --                    --                          (93,250)
                            --------                       -------                         -------                         --------
Options outstanding
 at January 30, 1999 .....   432,000   $0.31-$13.88         40,000   $0.12-$23.50          125,000   $2.00-$22.50           597,000
Options granted in 1999 ..        --                         2,000   $0.16                      --                            2,000
Options canceled in 1999 .  (134,000)  $2.00               (20,000)  $0.12-$22.50          (65,000)  $2.00-$22.50          (219,000)
                            --------                       -------                         -------                         --------
Options outstanding at
 January 29, 2000 ........   298,000   $0.31-$13.88         22,000   $0.16-$23.50           60,000   $2.00                  380,000
                             =======                        ======                          ======                          =======
At January 29, 2000
 options exercisable .....   298,000                        22,000                          60,000                          380,000
                             =======                        ======                          ======                          =======


                                                                F-13



                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. CONCENTRATIONS OF RISK

For years 1999, 1998, and 1997, sales to The Limited, Inc. accounted for 45%, 59%, and 65%, respectively, of the Company's net sales. For years 1999, 1998, and 1997, excluding sales of the Knit division, sales to The Limited Inc. accounted for 98%, 94%, and 68%, respectively, of the Company's net sales. At January 29, 2000 and January 30, 1999, The Limited, Inc. accounted for 82% and 56%, respectively, of trade accounts receivable. At January 29, 2000 and January 30, 1999, excluding the Knit division, The Limited Inc. accounted for 82% and 100%, respectively, of trade accounts receivable.

9. LEASES, COMMITMENTS AND LITIGATION

LEASES

At January 29, 2000, the Company's lease commitment was $75,000 through April 30, 2000. Effective May 1, 2000, the Company entered into a new lease with a lease commitment through April 30, 2001 of $252,000.

Total rent expense under the operating leases for the years ended January 29, 2000, January 30, 1999, and January 31, 1998, amounted to approximately $355,000, $968,000 and $1,036,000, respectively.

COMMITMENTS

The Company has employment agreements with certain officers and key employees through 2001. Future minimum aggregate annual payments under these agreements amount to approximately $827,000 in 2000 and $208,000 in 2001. Certain of the officers and employees may receive additional compensation based upon the income, as defined, of the Company or one or more of its subsidiaries.

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

                                                           YEAR ENDED
                                                  ----------------------------
                                                   JANUARY            January
                                                  29, 2000           30, 1999
                                                  ----------         ---------
                                                       ($ IN THOUSANDS)

Deferred tax assets:
    Net operating loss carryforwards ......       $44,000              $42,000
                                                  -------              -------
    Valuation allowance ...................       (44,000)             (42,000)
                                                  =======              =======
Total deferred tax assets .................            $0                   $0
                                                       ==                   ==

For financial reporting purposes, income before income taxes includes the following components:

                                                      YEAR ENDED
                                      ------------------------------------------
                                       JANUARY          JANUARY       JANUARY
                                      29, 2000         30, 1999       31, 1998
                                      --------         --------       ---------
                                                   ($ IN THOUSANDS)
Pretax income (loss):
    United States ............        $2,468           $(3,555)       $(13,901)
    Foreign ..................        (3,448)           (2,501)           (359)
                                      ------           -------        --------
                                       $(980)          $(6,056)       $(14,260)
                                      ======           =======        ========

                  CYGNE DESIGNS, INC. AND SUBSIDIARIES

10. INCOME TAXES (CONTINUED)

       Significant components of the provision for income taxes are as follows:


                                                YEAR ENDED
                                 ----------------------------------------
                                  JANUARY         JANUARY       JANUARY
                                 29, 2000        30, 1999      31, 1998
                                 --------        ---------     ---------
                                              ($ IN THOUSANDS)

Current:

    Federal ...............     $   --           $    --        $   --

    Foreign ...............         17               182            --

    State and local .......         30                87           204
                                ------           -------        ------

Total .....................     $   47           $   269        $  204
                                ======           =======        ======


The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:


                                                      YEAR ENDED
                              -------------------------------------------------------
                                   JANUARY             JANUARY           JANUARY
                                   29, 2000            30, 1999          31, 1998
                              ---------------       -------------      --------------
                                                  ($ IN THOUSANDS)
Tax at U.S. statutory ......
 rates                         $(333)    (34.0%)    $(2,059)    (34.0%)   $(4,848)    (34.0)%
Loss, no benefit provided ..     333      34.0        2,059      34.0       4,848      34.0
Foreign and state income
 taxes, net of federal
 tax benefit ...............      47       4.8          269       4.4         204       1.4
                               -----       ---      -------      ---      -------       ---
                               $  47       4.8%     $   269      4.4%     $   204       1.4%
                               =====       ===      =======      ===      =======       ===


As of January 29, 2000, based upon tax returns filed and to be filed the Company expects to report a net operating loss carryforward for U.S. Federal income tax purposes of approximately $114,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2015. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

                  CYGNE DESIGNS, INC. AND SUBSIDIARIES

As of January 29, 2000, based upon tax returns filed and to be filed the Company expects to report net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $75,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

TAX AUDITS

The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc., a wholly-owned subsidiary, for its taxable years ending December 31, 1990 through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). To date, the IRS has informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16 million (including some penalties but not interest). Depending on the amount of the deficiency, the amount of interest could be significant. The outcome of the GJM (US) Inc. audit cannot be predicted at this time. Although the Company is disputing the proposed adjustment, and believes that it has established appropriate reserves with respect to this matter, an adverse decision in this matter would have a material adverse impact on the Company and its financial condition, results of operations or cash loss.

On October 31, 1999, the date of sale of the Company's Knit business, the Company's wholly-owned Israeli subsidiary, M.T.G.I.--Textile Manufacturers Group (Israel) Ltd. ("MTGI"), had its Israeli tax free status terminated retroactive to January 1, 1994. The Israeli Tax Authority ("Authority") is in the process of assessing the tax due by MTGI on account of the termination of MTGI's tax free status for years ending December 31, 1994 through December 31, 1997. To date, the Authority has not issued a report detailing the MTGI tax assessment for this period. Although the Company believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition, results of operations, or cash flow.

The Company is subject to other ongoing tax audits in several jurisdictions. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position.

11. SEGMENT INFORMATION

Based on the criteria in SFAS No. 131, the Company operates in two segments of the apparel market: woven career and casual women's sportswear and knit career and casual women's sportswear. The Company sources and manufacturers garments which have been designed and developed by the customer. The Company sold its Knit business on November 15, 1999, effective as of October 31, 1999 (see Note
2).

                             CYGNE DESIGNS, INC. AND SUBSIDIARIES

Net sales to unaffiliated customers and identifiable assets were as follows:




                                          Knit       Woven                  Other
                                      Division    Division  Corporate   Divisions       Total
                                      --------    --------  ---------   ---------       -----
                                                        ($ IN THOUSANDS)
YEAR ENDED JANUARY 29, 2000

Net sales ........................... $ 32,008    $ 23,390   $   --     $   --       $ 55,398

Gross profit ........................    1,480       3,261       --         --          4,741

Selling, general and administrative .      685       2,005      1,184       --          3,874
Provision for impairment of

Knit business assets ................    1,625        --         --         --          1,625
(Recoupment) provision for lease
termination .........................     --          --         (186)      --           (186)
                                      --------    --------   --------   ---------    --------
(Loss) from operations .............. $   (830)   $  1,256   $   (998)      --           (572)
                                      ========    ========   ========   =========    ========

Interest income .....................                                                     122

Interest expense ....................                                                     530

                                                                                     --------
(Loss) income before taxes ..........                                                    (980)

Provision for income taxes ..........                                                      47
                                                                                     --------
Net (loss) ..........................                                                $ (1,027)
                                                                                     ========

Depreciation expense ................ $    131    $    303   $     15       --       $    449
                                      --------    --------   --------   ---------    --------
Identifiable assets .................     --      $  6,919   $  7,849       --       $ 14,768
                                      ========    ========   ========   =========    ========



                                          Knit       Woven                  Other
                                      Division    Division  Corporate   Divisions       Total
                                      --------    --------  ---------   ---------       -----
                                                      ($ IN THOUSANDS)
YEAR ENDED JANUARY 30, 1999

Net sales ........................... $ 25,891    $ 17,122   $   --     $   --    $    43,013

Gross profit (loss) .................    1,053        (793)      --         --            260

Selling, general and administrative .      841       1,493      2,047       --          4,381

Amortization of intangibles .........      364        --         --         --            364

Provision for impairment of
 Knit business assets ...............    2,564        --         --         --          2,564

(Recoupment) provision for lease
  termination .......................     --          --         (902)      --           (902)
                                      --------    --------   --------   ---------    --------
(Loss) from operations .............. $ (2,716)   $ (2,286)  $ (1,145)      --         (6,147)
                                                                                     ========
Interest income .....................                                                     428

Interest expense ....................                                                     337
                                                                                     --------
(Loss) income before taxes ..........                                                  (6,056)

Provision for income taxes ..........                                                     269
                                                                                     --------
Net (loss) ..........................                                                $ (6,325)

Depreciation expense ................ $    173    $    296       --         --       $    469
                                                                                     ========
Identifiable assets ................. $ 10,326    $  9,705   $  3,568       --       $ 23,599
                                      ========    ========   ========   =========    ========

                             CYGNE DESIGNS, INC. AND SUBSIDIARIES



                                         Knit        Woven                  Other
                                      Division    Division  Corporate   Divisions       Total
                                      --------    --------  ---------   ---------       -----
                                                      ($ IN THOUSANDS)

YEAR ENDED JANUARY 31, 1998

Net sales ........................... $ 28,886    $ 14,290   $   --     $     203    $ 43,379

Gross profit (loss) .................      656         814       --        (1,154)        316

Selling, general and administrative .    1,292       1,462      4,665       2,912      10,331

Amortization of intangibles .........      364        --         --          --           364

Provision for lease termination .....     --          --        3,964        --         3,964
                                                                                     --------
(Loss) from operations .............. $ (1,000)   $   (648)  $ (8,629)  $  (4,066)    (14,343)
                                                                                     ========
Interest income .....................                                                    (461)

Interest expense ....................                                                     378
                                                                                     --------
(Loss) before income tax ............                                                 (14,260)

Provision for income taxes ..........                                                     204
                                                                                     --------
Net (loss) ..........................                                                $(14,464)
                                                                                     ========
Depreciation expense ................ $    240    $    291       --     $     433         966
                                      ========    ========   ========   =========    ========
Identifiable assets ................. $ 10,873    $  7,249   $ 11,628   $    --      $ 29,750
                                      ========    ========   ========   =========    ========


12.  EMPLOYEE BENEF IT PLANS

The Company does not provide any post employment or post retirement b enefits to its current or former employees. The Company implemented a 401(k) plan for domestic employees on February 2, 1997. The Company will match 33% of the employee's contributions up to 3% of the employee's voluntary contribution.

13.  RELATED PARTY TRANSACTIONS

During 1997, a company controlled by a shareholder paid the Company $292,000 for design fees and commissions.


                     CYGNE DESIGNES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Balance at    Charged to
                                            Beginning of    Costs and    Deductions    Balance at
           Description                         Period       Expenses    (Describe)*  End of Period
           -----------                      ------------   -----------   ----------  -------------
                                                                 ($ in thousands)
Reserves for returns and allowances:
  Year ended January 31, 1998 ..............   $1,542        $1,526       $2,959       $  109
  Year ended January 30, 1999 ..............      109           641          648          102
  Year ended January 29, 2000 ..............      102         1,081          971          212

-----------------

*Write-off of uncollectible amounts
