Form 10-K/A
period 2000-01-29
CYGNE DESIGNS INC
filed 2000-05-23
CIK 906782

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A

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

Documents incorporated by reference: None

================================================================================

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors:

The directors of the Company are as follows:


                                         YEAR FIRST
                                         BECAME
DIRECTOR                      AGE        DIRECTOR            PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS
--------                      ---        --------            ------------------------------------------------
James G. Groninger            56         1993                President of the BaySouth Company since January 1995.
                                                             Managing Director of Paine Webber Incorporated from
                                                             April 1988 through December 1994.

Bernard M. Manuel             52         1988                Chief Executive Officer of Cygne since October 1988 and
                                                             Chairman of the Board since December 1989.


Mr. Groninger is a director of Layton BioScience, Inc. and NPS Pharmaceuticals.

In September 1993 the Company established an Audit Committee and a Compensation Committee. Mr. Groninger is the sole member of the Compensation Committee and the Audit Committee. The Audit Committee is charged with reviewing the Company's annual audit and meeting with the Company's independent accountants to review the Company's internal controls and financial management practices. The Compensation Committee reviews compensation practices, recommends compensation for the Company's executives and key employees, and functions as the Committee under the Company's 1993 Stock Option Plan. Each of the Compensation Committee and the Audit Committee met once during the year ended January 29, 2000.

During the fiscal year ended January 29, 2000, the Board of Directors held three meetings. Each director attended all of the meetings of the Board of Directors held when he was a director and of all committees of the Board of Directors on which he served.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors, and greater than ten percent beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the fiscal year ended January 29, 2000, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

Executive Officers:

See "Item 1.  Business - Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid or to be paid by the Company or its subsidiaries as well as certain other compensation paid or accrued, during the fiscal years indicated, in all capacities in which they served, to (i) the Company's Chief Executive Officer and (ii) the Company's only other executive officer at January 29, 2000.

                                                    SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION

                                                                                                   ALL OTHER
                                                                 YEAR             SALARY         COMPENSATION(1)
                                                                 ----             ------         ---------------
Bernard M. Manuel                                                1999           $400,000            $  941 (2)
Chairman of the Board and Chief Executive Officer                1998            403,000             1,001 (2)
                                                                 1997            448,620             1,224 (2)

Roy E. Green                                                     1999            245,000             3,141 (3)
Senior Vice President - Chief Financial Officer,                 1998            245,000             3,685 (3)
   Treasurer and Secretary                                       1997            245,000             3,181 (3)



(1) Consists of certain insurance premiums on term life insurance paid by Cygne for the benefit of the named individuals, except as otherwise indicated.

(2) Includes $818, $822, and $999 for years 1999, 1998, and 1997, respectively, representing Cygne's matching contribution pursuant to its 401(k) defined contribution plan.

(3)  Includes $2,251, $2,425, and $2,425 for years 1999, 1998, and 1997, respectively, representing Cygne's matching contribution pursuant to its 401(k) defined contribution plan.

During the fiscal year ended January 29, 2000, no options were granted to the persons named in the Summary Compensation Table.

The following table sets forth information with respect to (i) stock options exercised in the fiscal year ended January 29, 2000 by the persons named in the Summary Compensation Table and (ii) unexercised stock options held by such individuals on January 29, 2000.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                     NUMBER OF UNEXERCISED                VALUE OF UNEXERCISED,
                                                                        OPTIONS HELD AT                   IN-THE-MONEY OPTIONS
                           SHARES                                     FISCAL YEAR END (#)                AT FISCAL YEAR END (1)
                            ACQUIRED          VALUE          ---------------------------------     --------------------------------
NAME                     ON EXERCISE (#)     REALIZED        EXCERCISABLE        UN-EXERCISABLE    EXERCISABLE        UN-EXERCISABLE
----                     ---------------     --------        ------------        --------------    -----------        --------------
Bernard M. Manuel              --               --             55,000                 --              $0                  $0
Roy E. Green                   --               --             80,000                 --              $0                  $0


(1) Based on the closing stock price of the Common Stock on January 28, 2000 of $0.19.

EMPLOYMENT AGREEMENTS

The Company currently has employment agreements with Bernard M. Manuel, its Chairman and Chief Executive Officer, and Roy Green, its Senior Vice President - Chief Financial Officer and Treasurer, and Secretary. These employment agreements, which currently expire on April 30, 2001, provide for automatic renewal for successive one year terms unless either party notifies the other to the contrary at least 90 days prior to its expiration. The employment agreements require each employee to devote substantially all of his time and attention to the Company's business as necessary to fulfill his duties. Pursuant to the employment agreements, Messrs. Manuel and Green are currently entitled to an annual salary at a rate of $494,000 and $245,000, respectively, subject to annual cost of living increases. The employment agreements also provide for the payment of bonuses in such amounts as may be determined by the Board. Under the employment agreements, the employee may terminate his employment upon 30 days' notice. The employment agreements provide that in the event the employee's employment is terminated by the Company at any time for any reason other than justifiable cause, disability, or death, or the Company fails to renew the agreement at any time within two years following a "Change of Control of the Company," the Company must pay the employee his base salary and permit participation in benefit programs for the greater of (i) the remaining term of the agreement or (ii) two years in the case of Mr. Manuel and one year in the case of Mr. Green. In the event the Company elects not to renew the agreement (other than within two years following a "Change in Control in the Company"), the Company will, (a) in the case of Mr. Manuel, pay him a severance payment equal to the lesser of (i) two months' salary plus one-sixth of his most recently declared bonus for each year he has been employed by the Company or
(ii) one year's annual salary,and (b) in the case of Mr. Green, pay him a severance payment equal to the lesser of (i) one month's salary plus one-twelfth of his most recently declared bonus for each year he has been employed by the Company or (ii) six months' salary. Each agreement contains confidentiality provisions, whereby each executive agrees not to disclose information regarding the Company, as well as non-competition covenants. The non-competition covenants survive the termination of an employee's employment for the greater of (i) the remaining term of the agreement or (ii) two years in the case of Mr. Manuel and one year in the case of Mr. Green.

For purposes of the employment agreements, a "Change in Control of the Company" shall be deemed to occur if (i) there shall be consummated (x) any consolidation or merger of Cygne in which Cygne is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities, or other property, other than a merger of Cygne in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the Company's assets, or (ii) the Company's stockholders shall approve any plan or proposal for liquidation or dissolution of Cygne or
(iii) any person (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), of 40% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and Cygne, or
(iv) during any period of two consecutive years, indivuduals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

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

The Company adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), pursuant to which options to acquire a maximum aggregate of 100,000 shares of Common Stock may be granted to non-employee directors. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for the automatic grant to each of the Company's non-employee directors of (1) an option to purchase 10,000 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors, and (2) an option to purchase 2,000 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on such anniversary date a non-employee director. The options have an exercise price of 100% of the fair market value of the Company's Common Stock on the date of the grant, have a ten-year term, and become exercisable in four equal annual installments commencing on the first anniversary of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors'
Plan). The options may be exercised by payment in cash, check, or shares of Common Stock. On April 15, 1993, Mr. Groninger was elected as a director of Cygne and was granted an option to purchase 10,000 shares of Common Stock at a purchase price of $4.00 per share, the fair market value of the Common Stock on the date of grant. On each of April 15, 1994, April 15, 1995, April 15, 1996, April 15, 1997, April 15, 1998, April 15, 1999, and April 15, 2000, the
anniversary dates of his
initial election to the Board of Directors, Mr. Groninger was granted options to purchase 2,000 shares of Common Stock at a purchase price of $23.50, $11.75, $1.75, $0.687, $0.281, $0.156, and $0.234, respectively, the fair market values of the Company's Common Stock on the dates of grant.

As a result of the sale of its Ann Taylor business on September 20, 1996, a change in control under the Directors' Plan was deemed to have occurred and all options granted under the Directors' Plan prior to Spetember 20, 1996 became vested. As a result of the sale of the Israeli based Knit business in 1999, a change in control under the Directors' Plan was deemed to have occurred and all options granted after September 20, 1996 and before November 16, 1999 became vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 30, 2000 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the SEC) of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock; (ii) each director and nominee for election as a director of Cygne; (iii) each executive officer named in the Summary Compensation Table (see "Item 11. Executive Compensation"); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                                        AMOUNT AND NATURE
                                         OF BENEFICIAL
                                          OWNERSHIP OF           PERCENTAGE OF
                                              CYGNE                 CYGNE
NAME AND ADDRESS                        COMMON STOCK (1)         COMMON STOCK
----------------                        ------------------       -------------
James G. Groninger (2)                        24,000                    *
Bernard M. Manuel (3)                      5,001,975                40.0%
Roy E. Green (4)                              80,000                    *
Directors and executive officers
 as a group (3 persons) (5)                5,105,975                40.0%


* Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(2) Includes 22,000 shares issuable pursuant to options which are exercisable within 60 days of April 30, 2000. Does not include 2,000 shares which are the subject of options which are not exercisable within 60 days of April 30, 2000.

(3) Includes 55,000 shares issuable pursuant to options. Mr. Manuel's address is c/o Cygne Designs, Inc., 1410 Broadway, New York, New York 10018.

(4)  Consists of shares issuable pursuant to options.

(5) Includes 157,000 shares issuable pursuant to options which are exercisable within 60 days of April 30, 2000. See Notes 2, 3, and 4.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CYGNE DESIGNS, INC.



                             By: /s/ ROY E. GREEN
                             -----------------------------------------------
                             Roy E. Green
                             Senior Vice President - Chief Financial Officer and Treasurer and Secretary


May 23, 2000