Form 10-Q
period 2000-04-29
CYGNE DESIGNS INC
filed 2000-06-06
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 29, 2000

                                       or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to________________

                           Commission File No. 0-22102
                               CYGNE DESIGNS, INC.


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


                                 (212) 997-7767
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__           No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 12,438,038 shares as of June 6, 2000

                      Cygne Designs, Inc. and Subsidiaries

                               Index to Form 10-Q


PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at April 29, 2000 and
   January 29, 2000............................................................3

Condensed Consolidated Statements of Operations for the three months ended April 29, 2000 and May 1, 1999.................................4

Condensed Consolidated Statement of Stockholders' Equity for the
   three months ended April 29, 2000...........................................5

Condensed Consolidated Statements of Cash Flows for the
   three months ended April 29, 2000 and May 1, 1999...........................6

Notes to Condensed Consolidated Financial Statements...........................7

ITEM 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations..............................12

PART II OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.....................................16


                      Cygne Designs, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets (Unaudited)

                                                                                April             January
                                                                              29, 2000           29, 2000
                                                                             ---------          ---------
ASSETS                                                                           (IN THOUSANDS, EXCEPT
                                                                              SHARE AND PER SHARE AMOUNTS)
Current assets:
   Cash (includes restricted cash of $933 and $722, respectively) .........   $  6,295          $   7,020
   Trade accounts receivable, net .........................................        807              1,853
   Inventory ..............................................................      3,174              2,421
   Other receivables and prepaid expenses .................................        411                402
                                                                             ---------          ---------
Total current assets ......................................................     10,687             11,696
Fixed assets, net .........................................................      2,406              2,472
Other assets ..............................................................        592                600
                                                                             ---------          ---------
Total assets ..............................................................  $  13,685          $  14,768
                                                                             =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................  $     629          $   1,200
   Accrued expenses .......................................................      1,844              2,448
   Income taxes payable ...................................................      5,976              5,977
                                                                             ---------          ---------
Total current liabilities .................................................      8,449              9,625

Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000 shares
     authorized: none issued and outstanding ..............................        --                 --
   Common stock, $0.01 par value; 25,000,000 shares
     authorized: 12,438,038 shares issued and outstanding .................        124                124
   Paid-in capital ........................................................    120,918            120,918
   Accumulated deficit ....................................................  (115,806)          (115,899)
                                                                             ---------          ---------
Total stockholders' equity ................................................      5,236              5,143
                                                                             ---------          ---------
Total liabilities and stockholders' equity ................................  $  13,685          $  14,768
                                                                             =========          =========

SEE ACCOMPANYING NOTES


                      Cygne Designs, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                            April          May
                                                          29, 2000       1, 1999
                                                          -------       --------
                                                           (IN THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS)

Net sales .............................................   $ 5,117       $13,561
Cost of goods sold ....................................     4,354        12,398
                                                          -------       -------
Gross profit ..........................................       763         1,163
Selling, general, and administrative expenses .........       698           920
                                                          -------       -------
Income from operations ................................        65           243
Interest income .......................................      (51)          (20)
Interest expense ......................................        18           182
                                                          -------       -------
Income before income taxes ............................        98            81
Provision for income taxes ............................         5             2
                                                          -------       -------
Net income ............................................   $    93       $    79
                                                          -------       -------
Net income per share - basic and dilutive .............   $  0.01       $  0.01
                                                          =======       =======
Weighted average number of common shares
 outstanding ..........................................    12,438        12,438
                                                          =======       =======

SEE ACCOMPANYING NOTES


                      Cygne Designs, Inc. and Subsidiaries

      Condensed Consolidated Statement of Stockholders' Equity (Unaudited)


                                                       COMMON STOCK
                                                  NUMBER                    PAID-IN         (ACCUMULATED
                                                OF SHARES       AMOUNT      CAPITAL            DEFICIT)       TOTAL
                                                ---------       ------      -------         -------------     -----
                                                                        (IN THOUSANDS)
Balance at January 29, 2000 .................    12,438          $124       $120,918           $(115,899)     $5,143
Net income for the three months
   ended April 29, 2000 .....................       --            --             --                   93          93
                                                 ------         ------      --------        ------------      ------
Balance at April 29, 2000 ...................    12,438          $124       $120,918           $(115,806)     $5,236
                                                 ======         ======      ========        =============     ======



SEE ACCOMPANYING NOTES


                      Cygne Designs, Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                             Three months ended
                                                            -------------------
                                                              April       May
                                                            29, 2000    1, 1999
                                                            --------    -------
                                                              ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income ..............................................   $    93     $    79
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation .......................................        81         126
     Changes in operating assets and liabilities:
       Trade accounts receivable ........................     1,046        2,601
       Inventory ........................................      (753)        (99)
       Other receivables and prepaid expenses ...........        (9)       (818)
       Accounts payable .................................      (571)     (1,094)
       Accrued expenses .................................      (604)       (301)
       Income taxes payable .............................        (1)        (14)
                                                            --------    -------
Net cash (used in) provided by operating activities .....      (718)        480

INVESTING ACTIVITIES
Purchase of fixed assets, net ...........................       (15)       (121)
Other assets ............................................         8         --
                                                            --------    -------
Net cash (used in) investing activities .................        (7)       (121)

FINANCING ACTIVITIES
Borrowings (repayments) of short-term borrowings, net ...        --         450
                                                            --------    -------
Net cash provided by financing activities ...............        --         450

Net (decrease) increase in cash .........................      (725)        809
Cash at beginning of period .............................     7,020       3,686
                                                            --------    -------
Cash at end of period ...................................   $ 6,295     $ 4,495
                                                            ========    =======

SUPPLEMENTAL DISCLOSURES
Income taxes paid .......................................   $     6     $    32
Interest paid ...........................................        18         182

SEE ACCOMPANYING NOTES

                      Cygne Designs, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                           (Unaudited) April 29, 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended February 3, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000. The balance sheet at January 29, 2000 has been derived from the audited financial statements at that date. The Company's fiscal year ends on the Saturday nearest to January 31.

DISPOSITION OF KNIT BUSINESS

On November 15, 1999, the Company consummated the sale of its Israeli-based Knit business to Jordache Limited ("Jordache"). The sale was effective as of October 31, 1999. The assets transfered to Jordache consisted of substantially all of the assets used by the Israeli-based Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of MTGI and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable, and certain other assets of the MTGI business. The liabilities assigned to, and assumed by, Jordache were all obligations of MTGI under the contracts and registration included within the assets sold to Jordache. Jordache provided financing to the Company in connection with certain knit product purchase orders being manufactured by MTGI prior to the closing.

In consideration of the sale to Jordache of the assets, Jordache paid the Company approximately $4.7 million before transaction costs. The Company has used the proceeds from the sale together with MTGI retained cash and collections of MTGI accounts receivable to pay transaction costs, repay MTGI bank borrowings, and to pay other MTGI liabilities.

                      Cygne Designs, Inc. and Subsidiaries

                                 April 29, 2000


Since the sale of the Israeli-based Knit business, the Company has contacted potential customers concerning the sale of Knit products under the customers' own labels. In addition, the Company has arrangements in place to produce Knit products in Guatemala and China. While the Company has no confirmed orders at this time, the Company expects that such orders will be forthcoming.

2.   INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                             April             January
                                          29, 2000            29, 2000
                                          --------            --------
                                                 ($ in thousands)

Raw materials and Work-in-Process ......    $3,089              $2,186
Finished goods .........................        85                 235
                                            ------              ------
                                            $3,174              $2,421
                                            ======              ======


3.   CREDIT FACILITIES

The Company obtains letters of credit from a domestic bank secured by a cash deposit from the Company. At April 29, 2000 and January 29, 2000, the Company had restricted cash at a bank of $933,000 and $722,000, respectively, to secure letters of credit.

4.   LITIGATION

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 5 for information regarding income tax audits.

5.   INCOME TAX

The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). To date, the IRS has informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16,000,000 (including some penalties but not interest). Depending on the amount of the

                      Cygne Designs, Inc. and Subsidiaries

                                 April 29, 2000


deficiency, the amount of the interest could be significant. The outcome of the audit of GJM (US) Inc. cannot be predicted at this time. Although the Company is disputing the proposed adjustment and believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition, results of operations, and cash flow.

On October 31, 1999, the effective date of sale of the Company's Israeli-based Knit business, the Company's wholly-owned subsidiary, M.T.G.I. - Textile Manufacturers Group (Israel) Ltd. ("MTGI") had its tax-free status in Israel terminated retroactive to January 1, 1994. On June 2, 2000, the Israeli Tax Authority ("Authority") has issued an assessment, including interest, of approximately $412,000 on the tax returns due by MTGI on account of the termination of MTGI's tax-free status for the years ending December 31, 1994 through December 31, 1997.

The Company is subject to other ongoing tax audits in several jurisdictions. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position.

As of April 29, 2000, based upon tax returns filed and to be filed for the fiscal year ended January 29, 2000, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $114,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2015. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of April 29, 2000, based upon tax returns filed and to be filed for the fiscal year ended January 29, 2000, the Company reported net opreating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $75,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

6.   SEGMENT INFORMATION

Prior to the sale of its Israeli-based Knit business on November 15, 1999, effective as of October 31, 1999 (see Note 1), based on the criteria in SFAS No. 131, the Company operated in two segments of the apparel market: woven career and casual women's sportswear and knit career and casual women's sportswear. Since the sale, the Company operates in one segment of the apparel market - women's career and casual sportswear, which is referred to in this segment note and elsewhere as the Woven division. The Company sources and manufactures garments which have

                      Cygne Designs, Inc. and Subsidiaries

                                 April 29, 2000

been designed and developed by the customer. Net sales to unaffiliated customers and identifiable assets were as follows:




                                                      WOVEN
                                                     DIVISION  CORPORATE  TOTAL
                                                     --------  ---------  -----
                                                            ($ in thousands)
FOR THE THREE MONTHS ENDED APRIL 29, 2000
Net Sales ........................................    $5,117        --    $5,117
Gross profit .....................................       763        --       763
Selling, general and administrative ..............       465       233       698
                                                      ------    ------   -------
Income (loss) from operations ....................       298     (233)        65
Interest income ..................................                          (51)
Interest expense .................................                            18
                                                                         -------
Income before income taxes .......................                            98
Provision for income taxes .......................                             5
                                                                         -------
Net income .......................................                       $    93
                                                                         =======
Depreciation expense .............................    $   75    $    6   $    81
                                                      ======    ======   =======
Identifiable assets ..............................    $6,805    $6,880   $13,685
                                                      ======    ======   =======





                                                    ISRAELI-
                                                      BASED
                                                      KNIT       WOVEN
                                                    BUSINESS    DIVISION   CORPORATE    TOTAL
                                                    --------    --------   ---------   --------
                                                                 ($ in thousands)
FOR THE THREE MONTHS ENDED MAY 1, 1999
Net sales ........................................    $8,172      $5,389         --    $ 13,561
Gross profit .....................................       349         814         --       1,163
Selling, general and administrative ..............       201         420         299        920
                                                    --------    --------   ---------   --------
Income (loss) from operations ....................       148         394        (299)       243
Interest income ..................................                                         (20)
Interest expense .................................                                          182
                                                                                       --------
Income before income taxes .......................                                           81
Provision for income taxes .......................                                            2
                                                                                       --------
Net income .......................................                                          $79
                                                                                       ========
Depreciation expense .............................  $     45    $     78   $       3   $    126
                                                    ========    ========   =========   ========
Identifiable assets ..............................  $  9,733    $  7,507   $   5,447   $ 22,687
                                                    ========    ========   =========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNLESS OTHERWISE NOTED, ALL REFERENCES TO A YEAR ARE TO THE FISCAL YEAR OF THE COMPANY COMMENCING IN THAT CALENDAR YEAR AND ENDING ON THE SATURDAY NEAREST JANUARY 31 OF THE FOLLOWING YEAR.

STATEMENTS IN THIS REPORT CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED RESULTS OF OPERATIONS, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; PRIVATE LABEL AND BRAND NAME PRODUCTS AND PLANS AND OBJECTIVES RELATED THERETO; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXPECTATIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS, ARE 'FORWARD-LOOKING STATEMENTS' AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, A DECLINE IN DEMAND FOR MERCHANDISE OFFERED BY THE COMPANY OR CHANGES, INCLUDING INCREASES IN THE RATE OF IMPORT DUTIES OR ADVERSE CHANGES IN EXPORT QUOTAS, DEPENDENCE ON A KEY CUSTOMER, RISK OF OPERATIONS AND SUPPLIERS IN FOREIGN COUNTRIES, COMPETITION, AND GENERAL ECONOMIC CONDITIONS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 29, 2000. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE OR REVISE ANY SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

On November 15, 1999, the Company consummated the sale of its Israeli-based Knit business to Jordache Limited ("Jordache"). The sale was effective as of October 31, 1999. The assets transfered to Jordache consisted of substantially all of the assets used by the Israeli-based Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of MTGI and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable, and certain other assets of the MTGI business. The liabilities assigned to, and assumed by, Jordache were all obligations of MTGI under the contracts and registration included within the assets sold to Jordache. Jordache provided financing to the Company in connection with certain knit product purchase orders being manufactured by MTGI prior to the closing.

In consideration of the sale to Jordache of the assets, Jordache paid the Company approximately $4.7 million before transaction costs. The Company has used the proceeds from the sale together with MTGI retained cash and collections of MTGI accounts receivable to pay transaction costs, repay MTGI bank borrowings, and to pay other MTGI liabilities.

Since the sale of the Israeli-based Knit business, the Company has contacted potential cutomers concerning the sale of Knit products under the customers own labels. In addition, the Company has arrangements in place to produce Knit products in Guatemala and China. While the Company has no confirmed orders at this time, the Company expects such orders will be forthcoming.

If the sale of the Israeli-based Knit business had been consummated on January 31, 1999, the Company would have had pro forma net sales of $5,389,000 for the three months ended May 1, 1999 and pro forma income from operations of $95,000. Pro forma net income for the three months ended May 1, 1999 would have been $53,000 or a breakeven on a per share basis.

During the first quarter of 2000 and 1999, The Limited, Inc. (Lerner) accounted for 97% and 50%, respectively, of Cygne's net sales. During the first quarter of 2000 and 1999, The Limited, Inc. accounted for 97% and 99% of the Woven division business, respectively. As a result of the sale of the Israeli-based Knit business, the remaining business is more dependent on The Limited, Inc. than it was. Although Cygne has a long- established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with The Limited, Inc. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed direct sourcing departments.

The Company is continuing to review its business operations and could incur additional costs in the future associated with the further restructuring of its operations.

The apparel industry is highly competitive and historicaly has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on the Company's business. Retailers, including customers of the Company, are increasingly sourcing private label products themselves rather than utilizing outside vendors like the Company.

RESULTS OF OPERATIONS

The following table is derived from the Company's condensed consolidated statements of operations for the three months ended April 29, 2000 and May 1, 1999 and expresses for the periods certain data as a percentage of net sales:

                                                        Three Months Ended
                                                        ------------------
                                                           April      May
                                                        29, 2000  1, 1999
                                                        --------  -------
Net sales ...........................................      100%      100%
                                                        =======   =======
Gross profit ........................................      14.9       8.6
Selling, general, and administrative expenses .......      13.6       6.8
                                                        -------   -------
Income from operations ..............................       1.3       1.8
Interest (expense) income, net ......................       0.6     (1.2)
                                                        -------   -------
Income before income taxes ..........................       1.9       0.6
Provision for income taxes ..........................       0.1       0.0
                                                        -------   -------
Net income ..........................................       1.8       0.6
                                                        =======   =======

THREE MONTHS ENDED APRIL 29, 2000 COMPARED TO THREE MONTHS ENDED MAY 1, 1999.

The Company sold its Israeli-based Knit business effective October 31, 1999. Accordingly, the Company's results of operations for the period January 30, 2000 through April 29, 2000 do not include the results of the Knit business sold, whereas the results of operations for the comparable period in 1999 do include the results of the Knit business sold. As a result, a comparison of 2000 and 1999 may not be meaningful to the extent effected by the sale of the Israeli-based Knit business.

NET SALES

Net sales for the first quarter of 2000 were $5,117,000, a decrease of $8,444,000 or 62% from $13,561,000 in the first quarter of 1999. The
Israeli-based Knit division sales for the first quarter of 1999 were $8,172,000.

The Company's Woven division sales for the first quarter of 2000 were $5,117,000, a decrease of $272,000 or 5% from $5,389,000 for the comparable period in 1999. The decrease in sales was attributed to sales to The Limited, Inc., which accounted for 97% of the sales for the three months of 2000 compared to 99% in the comparable period in 1999.

GROSS PROFIT

The gross profit for the first quarter of 2000 was $763,000, a decrease of $400,000 from the gross profit of $1,163,000 for the comparable period in 1999. The Israeli-based Knit division gross profit for the first quarter of 1999 was $349,000.

The Company's Woven division had a gross profit of approximately $800,000 for the first quarter of both 2000 and 1999.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the first quarter of 2000 were $698,000, a decrease of $222,000 or 24% from $920,000 in the comparable prior period in 1999. The Israeli- based Knit division's selling, general, and administrative expenses for the first quarter of 1999 were $201,000.

The Woven division expenses for the first quarter of 2000 were $465,000, an increase of $45,000, or 11% from $420,000 in the comparable period in 1999. The increase for the first quarter of 2000 compared to the comparable period in 1999 was primarly attributable to an increase in occupancy expense.

The Corporate expenses for the first quarter of 2000 were $233,000, a decrease of $66,000, or 22% from $299,000 in the comparable prior period in 1999. The decrease for the first quarter of 2000 compared to the comparable period in 1999 was primarily attributable to a decrease in staff.

INTEREST

Net interest income for the first quarter of 2000 was $33,000 as compared to net interest expense of $162,000 for the comparable period in 1999. The decrease in interest expense for the first quarter of 2000 compared to the comparable prior period was primarily attributable to decreased borrowings as a result of the sale of the Israeli-based Knit business.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 2000 represents a provision for minimum state income taxes. As of April 29, 2000, based upon tax returns filed and to be filed for the fiscal year ended January 29, 2000, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $114 million. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2015. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of April 29, 2000, based upon tax returns filed and to be filed for the fiscal year ended January 29, 2000, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $75 million. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1997, the Company had historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations, and the issuance of debt and equity securities.

In fiscal 1999, the Company received proceeds of approximately $4.7 million before transaction costs, subject to post closing adjustments, from the sale of the Israeli-based Knit business. In addition, the retained cash and accounts receivable and certain other assets of the Knit business aggregated approximately $4.5 million. The Company has used the cash proceeds from the sale, MTGI's cash on hand, and the collection of MTGI's accounts receivable to pay the transaction costs (including the Israeli Tax Authority assessment for the termination of MTGI's tax free status) related to the sale, repay bank borrowings related to MTGI, and to pay other MTGI liabilities. The excess cash received from the transaction is being used for general working capital purposes.

Since February 1, 1997, the Company has not had a domestic credit facility. Since the expiration of its prior bank domestic credit facility, Cygne has obtained letters of credit issued from a domestic bank secured by a cash deposit from the Company. At April 29, 2000, the Company had restricted cash at its bank of $0.9 million as collateral for letters of credit.

Net cash used in operating activities for the first quarter of 2000 was $0.7 million compared to cash provided by operating activities of $0.5 million in 1999. The increase in net cash used in operating activities was primarily the result of an increase in working capital requirements.

The Company's financial performance for the next twelve months will depend on a variety of factors, including the amount of sales to The Limited, Inc. If the Company has significant operating losses or adverse decisions in its federal tax audit of GJM (US) Inc., which requires the Company to pay a significant amount of tax, the Company will face severe liquidity pressures which would adversely affect the Company's financial condition and results of operations. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

     27 Financial data schedule (for SEC use only)

b.   Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



June 6, 2000                        BY:/S/ BERNARD M. MANUEL
                                       ----------------------------------
                                           Bernard M. Manuel,
                                           Chairman of the Board
                                           and Chief Executive Officer

June 6, 2000                        BY:/S/ ROY E. GREEN
                                       ----------------------------------
                                           Roy E. Green,
                                           Senior Vice President,
                                           Chief Financial Officer
                                           and Treasurer and Secretary