Form 10-Q
period 2000-07-29
CYGNE DESIGNS INC
filed 2000-09-11
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 2000

                                       or

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

Common Stock, $0.01 par value, 12,438,038 shares as of September 6, 2000

                      Cygne Designs, Inc. and Subsidiaries

                               Index to Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at July 29, 2000
   and January 29, 2000 ....................................................   3

Condensed Consolidated Statements of Operations for the three and six
   months ended July 29, 2000 and July 31, 1999 ............................   4

Condensed Consolidated Statement of Stockholders' Equity for the
   six months ended July 29, 2000 ..........................................   5

Condensed Consolidated Statements of Cash Flows for the
   six months ended July 29, 2000 and July 31, 1999 ........................   6

Notes to Condensed Consolidated Financial Statements .......................   7

ITEM 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations ...........................  12


PART II OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K ...................................  18

                                  Cygne Designs, Inc. and Subsidiaries

                            Condensed Consolidated Balance Sheets (Unaudited)

                                                                                July            January
                                                                            29, 2000          29, 2000
                                                                           ---------         ---------
ASSETS                                                                        (In thousands, except
                                                                           share and per share amounts)
Current assets:
   Cash (includes restricted cash of $1,720 and $722, respectively)        $   6,108         $   7,020
   Trade accounts receivable, net .................................            1,515             1,853
   Inventory ......................................................            2,933             2,421
   Other receivables and prepaid expenses .........................              337               402
                                                                           ---------         ---------
Total current assets ..............................................           10,893            11,696
Fixed assets, net .................................................            2,345             2,472
Other assets ......................................................              592               600
                                                                           ---------         ---------
Total assets ......................................................        $  13,830         $  14,768
                                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................        $   1,094         $   1,200
   Accrued expenses ...............................................            1,510             2,448
   Income taxes payable ...........................................            5,976             5,977
                                                                           ---------         ---------
Total current liabilities .........................................            8,580             9,625

Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000 shares
     authorized: none issued and outstanding ......................             --                --
   Common stock, $0.01 par value; 25,000,000 shares
     authorized: 12,438,038 shares issued and outstanding .........              124               124
   Paid-in capital ................................................          120,918           120,918
   Accumulated deficit ............................................         (115,792)         (115,899)
                                                                           ---------         ---------
Total stockholders' equity ........................................            5,250             5,143
                                                                           ---------         ---------
Total liabilities and stockholders' equity ........................        $  13,830         $  14,768
                                                                           =========         =========
See accompanying notes

                                             Cygne Designs, Inc. And Subsidiaries
                                 Condensed Consolidated Statements of Operations (Unaudited)
                                                                    Three Months Ended                  Six Months Ended
                                                                 --------------------------          ------------------------
                                                                     July              July              July            July
                                                                 29, 2000          31, 1999          29, 2000        31, 1999
                                                                 --------          --------          --------        --------
                                                                          (In thousands, except per share amounts)
Net sales .....................................................    $6,771           $13,166           $11,888         $26,727
Cost of goods sold ............................................     5,964            11,635            10,318          24,033
                                                                   ------           -------           -------         -------
Gross profit ..................................................       807             1,531             1,570           2,694
Selling, general, and administrative expenses .................       826             1,104             1,524           2,024
Provision for impairment of Knit business
  assets ......................................................        --               886                --             886
                                                                   ------           -------           -------         -------
(Loss) income from operations .................................       (19)             (459)               46            (216)
Interest income ...............................................       (52)              (29)             (103)            (49)
Interest expense ..............................................        14               193                32             375
                                                                   ------           -------           -------         -------
Income (loss) before income taxes .............................        19              (623)              117           (542)
Provision for income taxes ....................................         5                42                10              44
                                                                   ------           -------           -------         -------
Net income (loss) .............................................       $14             $(665)             $107           $(586)
                                                                   ======           =======           =======         =======
Net income (loss) per share - basic and dilutive ..............     $0.00            $(0.05)            $0.01          $(0.05)
                                                                   ======           =======           =======         =======
Weighted average number of common shares
 outstanding ..................................................    12,438            12,438            12,438          12,438
                                                                   ======           =======           =======         =======
See accompanying notes


                                          Cygne Designs, Inc. and Subsidiaries

                          Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                                                       Common Stock
                                             ---------------------------
                                                 Number                         Paid-in        (Accumulated
                                             of  Shares           Amount        Capital            Deficit)       Total
                                             ----------           ------        -------        ------------       -----
                                                                         (In thousands)
Balance at January 29, 2000 ................     12,438             $124       $120,918          $(115,899)      $5,143
Net income for the six months
   ended July 29, 2000 .....................         --               --             --                 107         107
                                                 ------             ----       --------          ----------      ------

Balance at July 29, 2000 ...................     12,438             $124       $120,918          $(115,792)      $5,250
                                                 ======             ====       ========          ==========      ======
See accompanying notes

                          Cygne Designs, Inc. and Subsidiaries

              Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                 Six months ended
                                                              -----------------------
                                                                  July           July
                                                              29, 2000       31, 1999
                                                              --------       --------
                                                                  ($ in thousands)
OPERATING ACTIVITIES
Net income (loss) ....................................        $   107         $  (586)
Adjustments to reconcile net income (loss) to net cash
   (used in) operating activities:
     Provision for impairment of Knit business assets            --               886
     Depreciation ....................................            168             250
     Changes in operating assets and liabilities:
       Trade accounts receivable .....................            338           2,747
       Inventory .....................................           (512)         (5,641)
       Other receivables and prepaid expenses ........             65            (712)
       Accounts payable ..............................           (106)           (836)
       Accrued expenses ..............................           (938)           (491)
       Income taxes payable ..........................             (1)             (8)
                                                              -------         -------
Net cash (used in) operating activities ..............           (879)         (4,391)

INVESTING ACTIVITIES
Purchase of fixed assets, net ........................            (41)            (92)
Other assets .........................................              8            --
                                                              -------         -------
Net cash (used in) investing activities ..............            (33)            (92)

FINANCING ACTIVITIES
Borrowings (repayments) of short-term borrowings, net            --             4,747
                                                              -------         -------
Net cash provided by financing activities ............           --             4,747
Net (decrease) increase in cash ......................           (912)            264
                                                              -------         -------
Cash at beginning of period ..........................          7,020           3,686
                                                              -------         -------
Cash at end of period ................................        $ 6,108         $ 3,950
                                                              =======         =======
SUPPLEMENTAL DISCLOSURES
Income taxes paid ....................................        $    11         $   178
Interest paid ........................................             32             375

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 July 29, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended February 3, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000. The balance sheet at January 29, 2000 has been derived from the audited financial statements at that date. The Company's fiscal year ends on the Saturday nearest to January 31.

DISPOSITION OF KNIT BUSINESS

On November 15, 1999, the Company consummated the sale of its Israeli-based Knit business to Jordache Limited ("Jordache"). The sale was effective as of October 31, 1999. The assets transferred to Jordache consisted of substantially all of the assets used by the Israeli-based Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of MTGI and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable, and certain other assets of the MTGI business. The liabilities assigned to, and assumed by, Jordache were all obligations of MTGI under the contracts included within the assets sold to Jordache. Jordache provided financing to the Company in connection with certain knit product purchase orders being manufactured by MTGI prior to the closing.

In consideration of the sale to Jordache of the assets, Jordache paid the Company approximately $4,700,000. The Company has used the proceeds from the sale together with MTGI retained cash and collections of MTGI accounts receivable to pay transaction costs, repay MTGI bank borrowings, and to pay other MTGI liabilities.

                      Cygne Designs, Inc. and Subsidiaries

                                 July 29, 2000

Since the sale of the Israeli-based Knit business, the Company has contacted potential customers concerning the sale of Knit products under the customers' own labels. In addition, the Company has arrangements in place to produce Knit products in Guatemala and China.

2. INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                                     July             January
                                                 29, 2000            29, 2000
                                                 --------            --------
                                                        ($ in thousands)
Raw materials and Work-in-Process .............    $2,347              $2,186
Finished goods ................................       586                 235
                                                   ------              ------
                                                   $2,933              $2,421
                                                   ======              ======


3. CREDIT FACILITIES

The Company obtains letters of credit from two domestic banks secured by a cash deposit from the Company. At July 29, 2000 and January 29, 2000, the Company had restricted cash at banks of $1,720,000 and $722,000, respectively, to secure letters of credit.

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

                      Cygne Designs, Inc. and Subsidiaries

                                 July 29, 2000

this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition, results of operations, and cash flow.

On October 31, 1999, the effective date of sale of the Company's Israeli-based Knit business, the Company's wholly-owned subsidiary, M.T.G.I. - Textile Manufacturers Group (Israel) Ltd. ("MTGI") had its tax-free status in Israel terminated retroactive to January 1, 1994. On June 2, 2000, the Israeli Tax Authority has issued an assessment to MTGI, including interest, of approximately $412,000 due on account of the termination of its tax-free status for the years ending December 31, 1994 through December 31, 1997. The Company has agreed to this assessment.

The Company is subject to other ongoing tax audits in several jurisdictions including MTGI for years 1998 and 1999. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position.

As of January 29, 2000, based upon tax returns filed and to be filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $114,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2015. Under
Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of January 29, 2000, based upon tax returns filed and to be filed, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $75,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

6. SEGMENT INFORMATION

Prior to the sale of its Israeli-based Knit business on November 15, 1999, effective as of October 31, 1999 (see Note 1), based on the criteria in SFAS No. 131, the Company operated in two segments of the apparel market: woven career and casual women's sportswear and knit career and casual women's sportswear. Since the sale, the Company operates in one segment of the apparel market - women's career and casual sportswear, which is referred to in this segment note and elsewhere as the Woven division. The Company sources and manufactures garments which have been designed and developed by its customers. Net sales to unaffiliated customers and identifiable assets were as follows:


                              Cygne Designs, Inc. and Subsidiaries

          Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

                                         July 29, 2000
                                                 Woven Division     Corporate           Total
                                                 --------------     ---------         --------
                                                                  ($ in thousands)
FOR THE SIX MONTHS ENDED JULY 29, 2000
Net Sales ..................................        $ 11,888             --           $ 11,888
Gross profit ...............................           1,570             --              1,570
Selling, general and administrative expenses           1,043         $    481            1,524
                                                    --------         --------         --------
Income (loss) from operations ..............        $    527         $   (481)              46
                                                    ========         ========
Interest income ............................                                              (103)
Interest expense ...........................                                                32
                                                                                      --------
Income before income taxes .................                                               117
Provision for income taxes .................                                                10
                                                                                      --------
Net income .................................                                          $    107
                                                                                      ========
Depreciation expense .......................        $    150         $     18         $    168
                                                    ========         ========         ========
Identifiable assets ........................        $  8,962         $  4,868         $ 13,830
                                                    ========         ========         ========
FOR THE THREE MONTHS ENDED JULY 29, 2000
Net Sales ..................................        $  6,771             --           $  6,771
Gross profit ...............................             807             --                807
Selling, general and administrative expenses             578         $    248              826
                                                    --------         --------         --------
Income (loss) from operations ..............        $    229         $   (248)             (19)
                                                    ========         ========
Interest income ............................                                               (52)
Interest expense ...........................                                                14
                                                                                      --------
Income before income taxes .................                                                19
Provision for income taxes .................                                                 5
                                                                                      --------
Net income .................................                                          $     14
                                                                                      ========
Depreciation expense .......................        $     75         $     12         $     87
                                                    ========         ========         ========


                                        Cygne Designs, Inc. and Subsidiaries

                    Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

                                                   July 29, 2000
                                                   Israeli-Based           Woven
                                                   Knit Business        Division        Corporate             Total
                                                   -------------        --------        ---------         ---------
                                                                          ($ in thousands)
FOR THE SIX MONTHS ENDED JULY 31, 1999
Net sales ......................................        $ 13,970         $ 12,757            --           $ 26,727
Gross profit ...................................             793            1,901            --              2,694
Selling, general and administrative expenses ...             440              968        $    616            2,024
Provision for impairment of Knit business assets             886             --              --                886
                                                        --------         --------        --------         --------
(Loss) income from operations ..................        $   (533)        $    933        $   (616)            (216)
                                                        ========        ========         ========
Interest income ................................                                                               (49)
Interest expense ...............................                                                               375
                                                                                                          --------
Loss before income taxes .......................                                                              (542)
Provision for income taxes .....................                                                                44
                                                                                                          --------
Net loss .......................................                                                          $   (586)
                                                                                                          ========
Depreciation expense ...........................        $     91         $    153        $      6         $    250
                                                        ========         ========        ========         ========
Identifiable assets ............................        $ 15,812         $  8,249        $  2,796         $ 26,857
                                                        ========         ========        ========         ========
FOR THE THREE MONTHS ENDED JULY 31, 1999
Net sales ......................................        $  5,798         $  7,638            --           $ 13,166
Gross profit ...................................             444            1,087            --              1,531
Selling, general and administrative expenses ...             239              548        $    317            1,104
Provision for impairment of Knit business assets             886             --              --                886
                                                        --------         --------        --------         --------
(Loss) income from operations ..................        $   (681)        $    539        $   (317)            (459)
                                                        ========        ========         ========
Interest income ................................                                                               (29)
Interest expense ...............................                                                               193
                                                                                                          --------
Loss before income taxes .......................                                                              (623)
Provision for income taxes .....................                                                                42
                                                                                                          --------
Net loss .......................................                                                          $   (665)
                                                                                                          ========
Depreciation expense ...........................        $     46         $     75        $      3         $    124
                                                        ========         ========        ========         ========

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

GENERAL

On November 15, 1999, the Company consummated the sale of its Israeli-based Knit business to Jordache Limited ("Jordache"). The sale was effective as of October 31, 1999. The assets transferred to Jordache consisted of substantially all of the assets used by the Israeli-based Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of MTGI and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable, and certain other assets of the MTGI business. The liabilities assigned to, and assumed by, Jordache were all obligations of MTGI under the contracts included within the assets sold to Jordache. Jordache provided financing to the Company in connection with certain knit product purchase orders being manufactured by MTGI prior to the closing.

In consideration of the sale to Jordache of the assets, Jordache paid the Company approximately $4,700,000. The Company has used the proceeds from the sale together with MTGI retained cash and collections of MTGI accounts receivable to pay transaction costs, repay MTGI bank borrowings, and to pay other MTGI liabilities.

Since the sale of the Israeli-based Knit business, the Company has contacted potential customers concerning the sale of Knit products under the customers own labels. In addition, the Company has arrangements in place to produce Knit products in Guatemala and China.

If the sale of the Israeli-based Knit business had been consummated on January 31, 1999, the Company would have had pro forma net sales of $7,638,000 for the three months ended July 31, 1999 and pro forma income from operations of $222,000. Pro forma net income for the three months ended July 31, 1999 would have been $217,000 or $0.02 on a per share basis. The Company would have had pro forma net sales of $12,757,000 for the six months ended July 31, 1999 and pro forma income from operations of $317,000. Pro forma net income for the six months ended July 31,1999 would have been $270,000 or $0.02 on a per share basis.

During the second quarters of 2000 and 1999, The Limited, Inc. accounted for 100% and 56%, respectively, of Cygne's net sales. During the second quarters of 2000 and 1999, The Limited, Inc. accounted for 100% and 96%, respectively, of the Woven division sales. During the first six months of 2000 and 1999, The Limited, Inc. accounted for 99% and 53%, respectively, of Cygne's net sales. During the first six months of 2000 and 1999, The Limited, Inc. accounted for 99% and 98%, respectively, of the Woven division sales. As a result of the sale of the Israeli-based Knit business, the remaining business is more dependent on The Limited, Inc. than it has been in the past. Although Cygne has a long-established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with The Limited, Inc. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed direct sourcing departments.

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

RESULTS OF OPERATIONS

The following table is derived from the Company's condensed consolidated statements of operations for the three and six months ended July 29, 2000 and July 31, 1999 and expresses for the periods certain data as a percentage of net sales:

                                                       Three Months Ended             Six Months Ended
                                                  -----------------------       ----------------------
                                                      July           July           July          July
                                                  29, 2000       31, 1999       29, 2000      31, 1999
                                                  --------       --------       --------      --------
Net sales ...................................         100%            100%           100%         100%
                                                     ====            ====           ====         ====
Gross profit ................................        11.9            11.6           13.2         10.1
Selling, general, and administrative expenses        12.2             8.4           12.8          7.6
Provision for impairment of Knit business
assets ......................................        --               6.7           --            3.3
                                                     ----            ----           ----         ----
(Loss) income  from operations ..............        (0.3)           (3.5)           0.4         (0.8)
 Interest income (expense), net .............         0.6            (1.3)           0.6         (1.2)
                                                     ----            ----           ----         ----
Income (loss) before income taxes ...........         0.3            (4.8)           1.0         (2.0)
Provision for income taxes ..................         0.1             0.3            0.1          0.2
                                                     ----            ----           ----         ----
Net income (loss) ...........................         0.2            (5.1)           0.9         (2.2)
                                                     ====            ====           ====         ====


THREE AND SIX MONTHS ENDED JULY 29, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JULY 31, 1999

The Company sold its Israeli-based Knit business effective October 31, 1999. Accordingly, the Company's results of operations for the period January 30, 2000 through July 29, 2000 do not include the results of the Knit business sold, whereas the results of operations for the comparable period in 1999 do include the results of the Knit business sold. As a result, a comparison of 2000 and 1999 may not be meaningful to the extent effected by the sale of the Israeli-based Knit business. See "General" for pro forma information regarding net sales, income from operations, and net income assuming the Knit business was sold on January 31, 1999, the first day of the fiscal year.

NET SALES

Net sales for the second quarter of 2000 were $6,771,000, a decrease of $6,395,000 or 49% from $13,166,000 in the second quarter of 1999. Net sales for the first six months of 2000 were $11,888,000, a decrease of $14,839,000 or 56% from $26,727,000 in the first six months of 1999. Sales of the Israeli-based Knit division, which was sold on October 31, 1999, for the second quarter and first six months of 1999 were $5,798,000 and $13,970,000, respectively.

Woven division sales for the second quarter of 2000 were $6,771,000, a decrease of $597,000 or 8% from $7,368,000 in the second quarter of 1999. Net sales for the first six months of 2000 were $11,888,000, a decrease of $869,000 or 7% from $12,757,000 for the comparable period in 1999. The decreases in sales were primarily attributed to decreases in sales to The Limited, Inc. The Limited, Inc. accounted for 100% of the sales for the second quarter of 2000 compared to

96% in the comparable period in 1999 and 99% of the sales for the first six months of 2000 compared to 98% for the first six months of 1999.

GROSS PROFIT

The gross profit for the second quarter of 2000 was $807,000, a decrease of $724,000 from the gross profit of $1,531,000 for the comparable period in 1999. Gross profit for the first six months of 2000 was $1,570,000, a decrease of $1,124,000 from the gross profit of $2,694,000 in the comparable period in 1999. Gross profit of the Israeli-based Knit division, which was sold on October 31, 1999, for the second quarter and first six months of 1999 was $444,000 and $793,000, respectively.

The Woven division had a gross profit of $807,000 for the second quarter of 2000, a decrease of $280,000 from $1,087,000 for the comparable period in 1999. The gross profit for the first six months of 2000 was $1,570,000, a decrease of $331,000 from $1,901,000 in the comparable period in 1999. The decrease in gross profit for the second quarter and first six months of 2000 was attributable to decrease in sales volume and additional costs to service the anticipated increase in sales in the second half of 2000, offset in part by a favorable resolution of a 1995 dispute.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the second quarter of 2000 were $826,000, a decrease of $278,000 from $1,104,000 in the comparable prior period in 1999. Selling, general and administrative expenses for the first six months of 2000 were $1,524,000, a decrease of $500,000 from the comparable period in 1999. Selling, general, and administrative expenses of the Israeli-based Knit division for the second quarter and first six months of 1999 were $239,000 and $440,000, respectively.

The Woven division expenses for the second quarter of 2000 were $578,000, an increase of $30,000 from $548,000 in the comparable period in 1999. The Woven division expenses for the first six months of 2000 were $1,043,000, an increase of $75,000 from $968,000 for the comparable period in 1999. The increase for the second quarter and first six months of 2000 compared to the comparable period in 1999 was primarily attributable to an increase in occupancy expense.

The Corporate expenses for the second quarter of 2000 were $248,000, a decrease of $69,000 from $317,000 in the comparable prior period in 1999. Corporate expense for the first six months of 2000 were $481,000, a decrease of $135,000 from $616,000 for the comparable period in 1999. The decrease for the second quarter and first six months of 2000 compared to the comparable period in 1999 was primarily attributable to a decrease in personnel.

INTEREST

Net interest income for the six months of 2000 was $71,000 as compared to net interest expense of $326,000 for the comparable period in 1999. The decrease in interest expense for the first six months of 2000 compared to the comparable prior period was primarily attributable to decreased borrowings as a result of the sale of the Israeli-based Knit business.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter of 2000 and six months ended July 29, 2000 represents a provision for minimum state income taxes. As of January 29, 2000, based upon tax returns filed and to be filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $114,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2015. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of January 29, 2000, based upon tax returns filed and to be filed, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $75,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1997, the Company had historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations, and the issuance of debt and equity securities.

In fiscal 1999, the Company received proceeds of approximately $4,700,000, subject to post closing adjustments, from the sale of the Israeli-based Knit business ("MTGI"). In addition, the retained cash and accounts receivable and certain other assets of the Knit business aggregated approximately $4,500,000. The Company has used the cash proceeds from the sale, MTGI's cash on hand, and the collection of MTGI's accounts receivable to pay the transaction costs (including the Israeli Tax Authority assessment for the termination of MTGI's tax free status) related to the sale, repay bank borrowings related to MTGI, and to pay other MTGI liabilities. The excess cash received from the transaction is being used for general working capital purposes.

Since February 1, 1997, the Company has not had a domestic credit facility, and Cygne has obtained letters of credit issued from two domestic banks secured by a cash deposit from the Company. At July 29, 2000, the Company had restricted cash at its banks of $1,720,000 as collateral for letters of credit.

Net cash used in operating activities for the six months of 2000 was $879,000 compared to cash used in operating activities of $4,391,000 in 1999. The decrease in net cash used in operating activities was primarily the result of a decrease in working capital requirements as a result of the sale of the Israeli-based Knit division.

The Company's financial performance for the next twelve months will depend on a variety of factors, including the amount of sales to The Limited, Inc. If the Company has significant operating losses or an adverse decision in its federal tax audit of GJM (US) Inc., which requires the Company to pay a significant amount of tax, the Company will face severe liquidity pressures which would adversely affect the Company's financial condition and results of operations and cash flow. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   27 Financial data schedule (for SEC use only)

b. Reports on Form 8-K

   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



September 11, 2000                     BY:/S/ BERNARD M. MANUEL
                                       ----------------------------------
                                           Bernard M. Manuel,
                                           Chairman of the Board
                                           and Chief Executive Officer

September 11, 2000                     BY:/S/ ROY E. GREEN
                                       ----------------------------------
                                           Roy E. Green,
                                           Senior Vice President,
                                           Chief Financial Officer
                                           and Treasurer and Secretary