Form 10-Q
period 2000-10-28
CYGNE DESIGNS INC
filed 2000-12-01
CIK 906782

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

                  For the quarterly period ended October 28, 2000

                                       or

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

                           Yes X          No
                              ----          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 12,438,038 shares as of November 30, 2000

================================================================================

                      Cygne Designs, Inc. and Subsidiaries

                               Index to Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at October 28, 2000
  and January 29, 2000....................................................    3

Condensed Consolidated Statements of Operations for the three and nine
   months ended October 28, 2000 and October 30, 1999.....................    4

Condensed Consolidated Statement of Stockholders' Equity for the
   nine months ended October 28, 2000.....................................    5

Condensed Consolidated Statements of Cash Flows for the
   nine months ended October 28, 2000 and October 30, 1999................    6

Notes to Condensed Consolidated Financial Statements......................    7

ITEM 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations..........................   12

PART II OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.................................   18

                      Cygne Designs, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets (Unaudited)

                                                                                October            January
                                                                               28, 2000           29, 2000
                                                                             -----------          ---------
                                                                                 (In thousands, except
                                                                             share and per share amounts)
ASSETS
Current assets:
   Cash (includes restricted cash of $1,000 and $722, respectively)             $ 6,451            $ 7,020
   Trade accounts receivable, net                                                 1,951              1,853
   Inventory                                                                      2,221              2,421
   Other receivables and prepaid expenses                                           426                402
                                                                                -------            -------
Total current assets                                                             11,049             11,696
Fixed assets, net                                                                 2,266              2,472
Other assets                                                                        592                600
                                                                                -------            -------
Total assets                                                                    $13,907            $14,768
                                                                                =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $ 1,212            $ 1,200
   Accrued expenses                                                               1,351              2,448
   Income taxes payable                                                           5,976              5,977
                                                                                -------            -------
Total current liabilities                                                         8,539              9,625

Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000 shares
     authorized: none issued and outstanding                                        --                 --
   Common stock, $0.01 par value; 25,000,000 shares
     authorized: 12,438,038 shares issued and outstanding                           124                124
   Paid-in capital                                                              120,918            120,918
   Accumulated deficit                                                         (115,674)          (115,899)
                                                                                -------            -------
Total stockholders' equity                                                        5,368              5,143
                                                                                -------            -------
Total liabilities and stockholders' equity                                      $13,907            $14,768
                                                                                =======            =======

See accompanying notes

                      Cygne Designs, Inc. And Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                    Three Months Ended                  Nine Months Ended
                                                                 --------------------------          ------------------------
                                                                  October           October           October         October
                                                                 28, 2000          30, 1999          28, 2000        30, 1999
                                                                 --------          --------          --------        --------
                                                                           (In thousands, except per share amounts)
Net sales                                                         $ 8,350           $22,799           $20,238        $ 49,526
Cost of goods sold                                                  7,448            21,579            17,766          45,612
                                                                  -------           -------           -------        --------
Gross profit                                                          902             1,220             2,472           3,914
Selling, general, and administrative expenses                         823             1,086             2,347           3,110
Provision for impairment of Knit business
  assets                                                               --               530                --           1,416
                                                                  -------           -------           -------        --------
Income (loss) from operations                                          79              (396)              125           (612)
Interest income                                                        58                33               161              82
Interest expense                                                       14               104                46             479
                                                                  -------           -------           -------        --------
Income (loss) before income taxes                                     123              (467)              240          (1,009)
Provision for income taxes                                              5                 3                15              47
                                                                  -------           -------           -------        --------
Net income (loss)                                                 $   118           $  (470)          $   225        $ (1,056)
                                                                  =======           =======           =======        ========
Net income (loss) per share - basic and dilutive                  $  0.01           $ (0.04)          $  0.02        $  (0.08)
                                                                  =======           =======           =======        ========
Weighted average number of common shares outstanding               12,438            12,438            12,438          12,438
                                                                  =======           =======           =======        ========


See accompanying notes


                                       Cygne Designs, Inc. and Subsidiaries

                        Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

                                                     Common Stock
                                            ----------------------------
                                               Number                           Paid-in        (Accumulated
                                             of  Shares           Amount        Capital           Deficit)        Total
                                            ------------         -------        -------         -----------       -----
                                                                           (In thousands)
Balance at January 29, 2000                   12,438             $124          $120,918          $(115,899)      $5,143
Net income for the nine months
   ended October 28, 2000                         --               --                --                225          225
                                              ------             ----          --------          ---------       ------
Balance at October 28, 2000                   12,438             $124          $120,918          $(115,674)      $5,368
                                              ======             ====          ========          =========       ======


See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                         Nine months ended
                                                                    -------------------------------
                                                                      October             October
                                                                     28, 2000            30, 1999
                                                                    ----------           ----------
                                                                              (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                     $   225            $(1,056)
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Provision for impairment of Knit business assets                      --               1,416
     Depreciation                                                         258                 364
     Changes in operating assets and liabilities:
       Trade accounts receivable                                          (98)              3,559
       Inventory                                                          200               2,887
       Other receivables and prepaid expenses                             (24)               (174)
       Accounts payable                                                    12              (5,258)
       Accrued expenses                                                (1,097)             (1,285)
       Income taxes payable                                                (1)               (101)
                                                                      -------            --------
Net cash (used in) provided by operating activities                      (525)                352

INVESTING ACTIVITIES
Purchase of fixed assets, net                                             (52)                (76)
Other assets                                                                8                 --
                                                                      -------            --------
Net cash used in investing activities                                     (44)                (76)

FINANCING ACTIVITIES
Borrowings of short-term borrowings, net                                   --                  32
                                                                      -------            --------
Net cash provided by financing activities                                  --                  32
Effect of exchange rate changes on cash                                    --                  (6)
                                                                      -------            --------
Net (decrease) increase in cash                                          (569)                302
Cash at beginning of period                                             7,020               3,686
                                                                      -------            --------
Cash at end of period                                                 $ 6,451            $  3,988
                                                                      =======            ========

SUPPLEMENTAL DISCLOSURES
Income taxes paid                                                     $    16            $    431
Interest paid                                                              46                 499




See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                October 28, 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 28, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended February 3, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000. The balance sheet at January 29, 2000 has been derived from the audited financial statements at that date. The Company's fiscal year ends on the Saturday nearest to January 31.

DISPOSITION OF KNIT BUSINESS

On November 15, 1999, the Company consummated the sale of its Israeli-based Knit business to Jordache Limited ("Jordache"). The effective date of the sale was October 31, 1999. The assets transfered to Jordache consisted of substantially all of the assets used by the Israeli-based Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of M.T.G.I.-Textile Manufacturers Group (Israel) Ltd. ("MTGI") and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable, and certain other assets of the MTGI business. The liabilities assigned to, and assumed by, Jordache were all obligations of MTGI under the contracts included within the assets sold to Jordache. Jordache provided financing to the Company in connection with certain knit product purchase orders being manufactured by MTGI prior to the closing.

In consideration of the sale to Jordache of the assets, Jordache paid the Company approximately $4,700,000. The Company has used the proceeds from the sale together with MTGI retained cash and collections of MTGI accounts receivable to pay transaction costs, repay MTGI bank borrowings, and to pay other MTGI liabilities.

                      Cygne Designs, Inc. and Subsidiaries

                                October 28, 2000


2.   INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                              October             January
                                             28, 2000            29, 2000
                                             --------            --------
                                                     (In thousands)

Raw materials and Work-in-Process              $1,765              $2,186
Finished goods                                    456                 235
                                               ------              ------
                                               $2,221              $2,421
                                               ======              ======

3.   CREDIT FACILITIES

The Company obtains letters of credit from a domestic bank secured by a cash deposit from the Company. At October 28, 2000 and January 29, 2000, the Company had restricted cash at a bank of $1,000,000 and $722,000, respectively, to secure letters of credit.

4.   LITIGATION

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 5 for information regarding income tax audits.

5. INCOME TAX

The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). To date, the IRS has informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16,000,000 (including some penalties but not interest). Depending on the amount of the deficiency, the amount of the interest could be significant. The outcome of the audit of GJM
(US) Inc. cannot be predicted at this time. Although the Company is disputing the proposed adjustment and believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter could have a material adverse impact on the Company and its financial condition, results of operations and cash flow.

                      Cygne Designs, Inc. and Subsidiaries

                                October 28, 2000


On October 31, 1999, the effective date of sale of the Company's Israeli-based Knit business, the Company's wholly-owned subsidiary, MTGI had its tax-free status in Israel terminated retroactive to January 1, 1994. In June, 2000, MTGI accepted and paid the Israeli Tax Authority assessment, including interest, of approximately $412,000 due on account of the termination of its tax-free status for the years ending December 31, 1994 through December 31, 1997.

The Company is subject to other ongoing tax audits in several jurisdictions including Israel for years 1998 and 1999. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position, results of operations and cash flow.

As of January 29, 2000, based upon tax returns filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $114,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2015. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock in any three year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated. As of January 29, 2000, based upon tax returns filed, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $75,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

6. SEGMENT INFORMATION

Prior to the sale of its Israeli-based Knit business on November 15, 1999, with an effective date of October 31, 1999 (see Note 1), based on the criteria in SFAS No. 131, the Company operated in two segments of the apparel market: woven career and casual women's sportswear and knit career and casual women's sportswear. Since the sale, the Company operates in one segment of the apparel market - women's career and casual sportswear, which is referred to in this segment note and elsewhere as the Woven division. The Company sources and manufactures garments which have been designed and developed by its customers. Net sales to unaffiliated customers and identifiable assets were as follows:

                      Cygne Designs, Inc. and Subsidiaries

                                October 28, 2000


                                                 Woven
                                                Division    Corporate    Total
                                               ----------   ---------    -----
                                                        (In thousands)

FOR THE NINE MONTHS ENDED OCTOBER 28, 2000
Net sales                                      $ 20,238        --      $ 20,238
Gross profit                                      2,472        --         2,472
Selling, general and administrative expenses      1,624    $    723       2,347
                                               --------    --------    --------
Income (loss) from operations                  $    848    $   (723)        125
                                               ========    ========
Interest income                                                             161
Interest expense                                                             46
                                                                       --------
Income before income taxes                                                  240
Provision for income taxes                                                   15
                                                                       --------
Net income                                                             $    225
                                                                       ========
Depreciation expense                           $    225    $     33    $    258
                                               ========    ========    ========
Identifiable assets                            $  6,799    $  7,108    $ 13,907
                                               ========    ========    ========
FOR THE THREE MONTHS ENDED OCTOBER 28, 2000
Net sales                                      $  8,350        --      $  8,350
Gross profit                                        902        --           902
Selling, general and administrative expenses        581    $    242         823
                                               --------    --------    --------
Income (loss) from operations                  $    321    $   (242)         79
                                               ========    ========
Interest income                                                              58
Interest expense                                                             14
                                                                       --------
Income before income taxes                                                  123
Provision for income taxes                                                    5
                                                                       --------
Net income                                                             $    118
                                                                       ========
Depreciation expense                           $     75    $     15    $     90
                                               ========    ========    ========

                      Cygne Designs, Inc. and Subsidiaries

                                October 28, 2000


                                                 Israeli-Based     Woven
                                                 Knit Business   Division  Corporate    Total
                                                 -------------   --------  ---------    -----
                                                                 (In thousands)
FOR THE NINE MONTHS ENDED OCTOBER 30, 1999
Net sales                                          $ 32,007    $ 17,519       --      $ 49,526
Gross profit                                          1,480       2,434       --         3,914
Selling, general and administrative expenses            685       1,498   $    927       3,110
Provision for impairment of Knit business assets      1,416        --         --         1,416
                                                   --------    --------   --------    --------
(Loss) income from operations                      $   (621)   $    936   $   (927)       (612)
                                                   ========    ========   ========
Interest income                                                                             82
Interest expense                                                                           479
                                                                                      --------
Loss before income taxes                                                                (1,009)
Provision for income taxes                                                                  47
                                                                                      --------
Net loss                                                                              $ (1,056)
                                                                                      ========
Depreciation expense                               $    131    $    225   $      8    $    364
                                                   ========    ========   ========    ========
Identifiable assets                                $  8,666    $  5,898   $  4,258    $ 18,822
                                                   ========    ========   ========    ========
FOR THE THREE MONTHS ENDED OCTOBER 30, 1999

Net sales                                          $ 18,037    $  4,762       --      $ 22,799
Gross profit                                            687         533       --         1,220
Selling, general and administrative expenses            245         530   $    311       1,086
Provision for impairment of Knit business assets        530        --         --           530
                                                   --------    --------   --------    --------
(Loss) income from operations                      $    (88)   $      3   $   (311)       (396)
                                                   ========    ========   ========
Interest income                                                                             33
Interest expense                                                                           104
                                                                                      --------
Loss before income taxes                                                                  (467)
Provision for income taxes                                                                   3
                                                                                      --------
Net loss                                                                              $   (470)
                                                                                      ========
Depreciation expense                               $     40    $     72   $      2    $    114
                                                   ========    ========   ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

Statements in this report concerning the Company's business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties, and factors include, but are not limited to, a decline in demand for merchandise offered by the Company or changes, including increases in the rate of import duties or adverse changes in export quotas, dependence on a key customer, risk of operations and suppliers in foreign countries, competition an adverse decision in its federal tax audit of GJM (US) Inc., and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended January 29, 2000. The Company assumes no obligation to update or revise any such forward-looking statements.

GENERAL

On November 15, 1999, the Company consummated the sale of its Israeli-based Knit business to Jordache Limited ("Jordache"). The effective date of the sale was October 31, 1999. The assets transfered to Jordache consisted of substantially all of the assets used by the Israeli-based Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of M.T.G.I.-Textiles Manufacturers Group (Israel) Ltd. ("MTGI") and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable, and certain other assets of the MTGI business. The liabilities assigned to, and assumed by, Jordache were all obligations of MTGI under the contracts included within the assets sold to Jordache. Jordache provided financing to the

Company in connection with certain knit product purchase orders being manufactured by MTGI prior to the closing.

In consideration of the sale to Jordache of the assets, Jordache paid the Company approximately $4,700,000. The Company has used the proceeds from the sale together with MTGI retained cash and collections of MTGI accounts receivable to pay transaction costs, repay MTGI bank borrowings, and to pay other MTGI liabilities.

If the sale of the Israeli-based Knit business had been consummated on January 31, 1999, the Company would have had pro forma net sales of $4,762,000 for the three months ended October 30, 1999 and pro forma loss from operations of $308,000. Pro forma net loss for the three months ended October 30, 1999 would have been $286,000 or $0.02 on a per share basis. The Company would have had pro forma net sales of $17,519,000 for the nine months ended October 30, 1999 and pro forma income from operations of $9,000. Pro forma net loss for the nine months ended October 30,1999 would have been $16,000 or break-even on a per share basis.

During the third quarters of 2000 and 1999, The Limited, Inc. accounted for 97% and 23%, respectively, of Cygne's net sales. During the third quarters of 2000 and 1999, The Limited, Inc. accounted for 97% and 100%, respectively, of the Woven division sales. During the nine months of 2000 and 1999, The Limited, Inc. accounted for 98% and 39%, respectively, of Cygne's net sales. During the first nine months of 2000 and 1999, The Limited, Inc. accounted for 98% of the Woven division sales. As a result of the sale of the Israeli-based Knit business, the remaining business is more dependent on The Limited, Inc. than it has been in the past. Although Cygne has a long-established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with The Limited, Inc. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc. In addition, the apparel divisions of The Limited, Inc. have formed direct sourcing departments.

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

RESULTS OF OPERATIONS

The following table is derived from the Company's condensed consolidated statements of operations for the three and nine months ended October 28, 2000 and October 30, 1999 and expresses for the periods certain data as a percentage of net sales:

                                                              Three Months Ended             Nine Months Ended
                                                            -----------------------       -----------------------
                                                             October        October        October        October
                                                            28, 2000       30, 1999       28, 2000       30, 1999
                                                            --------       --------       ---------      --------
Net sales                                                      100%           100%           100%           100%
                                                              ====           ====           ====           ====
Gross profit                                                  10.8            5.4           12.2            7.9
Selling, general, and administrative expenses                  9.9            4.8           11.6            6.2
Provision for impairment of Knit business assets                --            2.3             --            2.9
                                                              ----           ----           ----           ----
Income (loss) from operations                                  0.9           (1.7)           0.6           (1.2)
Interest income (expense), net                                 0.5           (0.3)           0.6           (0.8)
                                                              ----           ----           ----           ----
Income (loss) before income taxes                              1.4           (2.0)           1.2           (2.0)
Provision for income taxes                                     0.0             --            0.1            0.1
                                                              ----           ----           ----           ----
Net income (loss)                                              1.4           (2.0)           1.1           (2.1)
                                                              ====           ====           ====           ====


THREE AND NINE MONTHS ENDED OCTOBER 28, 2000 COMPARED TO THREE AND NINE MONTHS ENDED OCTOBER 30, 1999

The Company sold its Israeli-based Knit business with an effective date of October 31, 1999. Accordingly, the Company's results of operations for the period January 30, 2000 through October 28, 2000 do not include the results of the Knit business sold, whereas the results of operations for the comparable period in 1999 do include the results of the Knit business sold. As a result, a comparison of 2000 and 1999 may not be meaningful to the extent effected by the sale of the Israeli-based Knit business. See "General" for proforma information regarding net sales, income from operations, and net income assuming the Knit business was sold on January 31, 1999, the first day of the fiscal year.

NET SALES

Net sales for the third quarter of 2000 were $8,350,000, a decrease of $14,449,000 or 63% from $22,799,000 in the third quarter of 1999. Net sales for the nine months of 2000 were

$20,238,000, a decrease of $29,288,000 or 59% from $49,526,000 in the nine months of 1999. Sales of the Israeli-based Knit division, which was sold on October 31, 1999, for the third quarter and nine months of 1999 were $18,037,000 and $32,007,000, respectively.

Woven division net sales for the third quarter of 2000 were $8,350,000, an increase of $3,588,000 or 75% from $4,762,000 in the third quarter of 1999. Woven division net sales for the nine months of 2000 were $20,238,000, an increase of $2,719,000 or 16% from $17,519,000 for the comparable period in 1999. The increases in sales were attributed to increased sales to The Limited, Inc. The Limited, Inc. accounted for 97% of the Woven division net sales for the third quarter of 2000 compared to 100% in the comparable period in 1999 and 98% of the Woven division net sales for the nine months of 2000 and 1999.

GROSS PROFIT

The gross profit for the third quarter of 2000 was $902,000, a decrease of $318,000 from the gross profit of $1,220,000 for the comparable period in 1999. Gross profit for the nine months of 2000 was $2,472,000, a decrease of $1,442,000 from the gross profit of $3,914,000 in the comparable period in 1999. Gross profit of the Israeli-based Knit division, which was sold on October 31, 1999, for the third quarter and nine months of 1999 was $687,000 and $1,480,000, respectively.

The Woven division had a gross profit of $902,000 for the third quarter of 2000, an increase of $369,000 from $533,000 for the comparable period in 1999. The Woven division gross profit for the nine months of 2000 was $2,472,000, an increase of $38,000 from $2,434,000 in the comparable period in 1999. The increase in gross profit for the three and nine months was primarily attributable to increased sales, favorable resolution of prior years' disputes, offset by additional cost to service the increased sales volume.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the third quarter of 2000 were $823,000, a decrease of $263,000 from $1,086,000 in the comparable prior period in 1999. Selling, general and administrative expenses for the nine months of 2000 were $2,347,000, a decrease of $763,000 from $3,110,000 in the comparable period in 1999. Selling, general, and administrative expenses of the Israeli-based Knit division for the third quarter and nine months of 1999 were $245,000 and $685,000, respectively.

The Woven division expenses for the third quarter of 2000 were $581,000, an increase of $51,000 from $530,000 in the comparable period in 1999. The Woven division expenses for the nine months of 2000 were $1,624,000, an increase of $126,000 from $1,498,000 for the comparable period in 1999. The increase for the third quarter and nine months of 2000 compared to the comparable period in 1999 was primarily attributable to an increase in occupancy expense.

The Corporate expenses for the third quarter of 2000 were $242,000, a decrease of $69,000 from $311,000 in the comparable period in 1999. Corporate expense for the nine months of 2000 were

$723,000, a decrease of $204,000 from $927,000 for the comparable period in 1999. The decrease for the third quarter and nine months of 2000 compared to the comparable period in 1999 was primarily attributable to a decrease in personnel.

INTEREST

Net interest income for the third quarter of 2000 was $44,000 compared to net interest expense of $71,000 for the comparable period in 1999. Net interest income for the nine months of 2000 was $115,000 as compared to net interest expense of $397,000 for the comparable period in 1999. The decrease in interest expense for the three and nine months of 2000 compared to the comparable prior period was primarily attributable to decreased borrowings as a result of the sale of the Israeli-based Knit business.

PROVISION FOR IMPAIRMENT OF KNIT BUSINESS ASSETS

In connection with the Company's agreement to sell its Knit business, the Company recorded on the condensed consolidated statements of operations for the three and nine months ended October 30, 1999 a provision for impairment of Knit business assets in the amount of $530,000 and $1,416,000 respectively, which consists of a loss on assets to be sold, transaction costs (including taxes) and a reduction of the purchase price by the adjusted net income ( as defined) of the Knit business from August 1, 1999 through October 31, 1999.

PROVISION FOR INCOME TAXES

The provision for income taxes of $5,000 and $15,000 for the three and nine months ended October 28, 2000, respectively, and of $3,000 and $47,000 for the three and nine months ended October 30, 1999, respectively, represents a provision for minimum state income taxes. As of January 29, 2000, based upon tax returns filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $114,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2015. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock in any three year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of January 29, 2000, based upon tax returns filed, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $75,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2014.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1997, the Company had historically financed its operations primarily through financing from lending institutions, financing from customers and third party trade credit facilities, cash from operations, and the issuance of debt and equity securities.

In 1999, the Company received proceeds of approximately $4,700,000 from the sale of the Israeli-based Knit business ("MTGI"). In addition, the retained cash and accounts receivable and certain other assets of the Knit business aggregated approximately $4,500,000. The Company has used the cash proceeds from the sale together with MTGI's cash and the collection of MTGI's accounts receivable to pay transaction costs (including the Israeli Tax Authority assessment for the termination of MTGI's tax free status) related to the sale, repay MTGI's bank borrowings, and to pay other MTGI liabilities. The excess cash received from the transaction is being used for general working capital purposes.

Since February 1, 1997, the Company has not had a domestic credit facility, and Cygne has obtained letters of credit issued from a domestic bank secured by a cash deposit from the Company. At October 28, 2000, the Company had restricted cash at a bank of $1,000,000 as collateral for letters of credit.

Net cash used in operating activities for the nine months of 2000 was $525,000 compared to cash provided by operating activities of $352,000 in 1999. The increase in net cash used in operating activities was primarily the result of a increased working capital requirements.

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



December 1, 2000        By: /s/ Bernard M. Manuel
                           ---------------------------------
                           Bernard M. Manuel, Chairman of the Board
                           and Chief Executive Officer




December 1, 2000        By: /s/ Roy E. Green
                            --------------------------------
                            Roy E. Green, Senior Vice President,
                            Chief Financial Officer and Treasurer and Secretary