Form 10-K
period 2001-02-03
CYGNE DESIGNS INC
filed 2001-05-03
CIK 906782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 3, 2001.

                         Commission File Number 0-22102

                               CYGNE DESIGNS, INC.
                               -------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              04-2843286
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

1410 Broadway, New York, New York                                          10018
---------------------------------                                          -----
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (212) 997-7767

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Registrant's Common Stock held by non-affiliates at April 19, 2001 (based on the closing sale price for such shares as reported by the OTC Bulletin Board: $1,741,325 Common Stock outstanding as of April 19, 2001: 12,438,038 shares.

Documents incorporated by reference: Portions of the Registrant's definitive proxy statement for its 2001 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

General

     Cygne Designs, Inc. (the "Company" or "Cygne") is a private label manufacturer of women's career and casual apparel, serving principally The Limited, Inc. As a private label manufacturer, the Company produces apparel upon orders from its customers for sale under the customers' own labels, rather than producing its own inventory of apparel for sale under the Cygne name.

     The manufacture of private label apparel is characterized by high volume sales to a small number of customers at competitive prices. Although private label gross margins are lower than in the brand name apparel industry, collection and markdown costs are typically commensurably lower, and inventory turns are generally higher. Inventory risks are also reduced because the purchasing of fabric and other supplies begins only after purchase commitments have been obtained from customers. The Company believes that retailers, including customers of the Company, are increasingly sourcing private label products themselves rather than utilizing outside vendors like the Company.

     The Company historically has been dependent on one or two key customers. A significant portion of the Company's sales currently are, and are expected to continue to be, to various divisions of The Limited, Inc. For years 2000, 1999, and 1998, sales to The Limited, Inc. (consisting primarily of Lerner) accounted for 95%, 45%, and 59%, respectively, of the Company's net sales. For years 1999 and 1998, excluding sales of the Knit division which was sold in November 1999, sales to The Limited, Inc. accounted for 98% and 94%, respectively, of the Company's net sales. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company in the future, or that the Company will be able to attract new customers. The Company believes that The Limited, Inc., like other retailers, is increasing its sourcing capabilities and reducing its reliance on outside vendors, including the Company, for these services.

     The principal executive offices of the Company are located at 1410 Broadway, New York, New York 10018 and its telephone number is (212) 997-7767.

SIGNIFICANT FINANCIAL AND BUSINESS DEVELOPMENTS

     On February 21, 2001, the Company leased a sales and marketing office in Dallas, Texas pursuant to a lease which expires on September 30, 2002 with an annual rent of approximately $50,232.

     On November 15, 1999, the Company consummated the sale of its Knit business to Jordache Limited ("Jordache"). The effective date of the sale was October 31, 1999. The assets transfered to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of M.T.G.I.-Textile Manufacturers Group (Israel) Ltd. ("MTGI") and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary, and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable, and certain other assets of the MTGI business. The liabilities assigned to, and assumed by, Jordache were all obligations of MTGI under the contracts included within the assets sold to Jordache. Jordache provided financing to the Company in connection with certain knit product purchase orders being manufactured by MTGI prior to the closing.

     In consideration of the sale to Jordache of the assets, Jordache paid the Company approximately $4,700,000. The Company has used the proceeds from the sale together with MTGI retained cash and collections of MTGI accounts receivable to pay transaction costs, repay MTGI bank borrowings, and to pay other MTGI liabilities.

     The Knit business had revenues of $32,008,000 and gross profit of $1,480,000 in 1999 through October 31, 1999, the effective date of the sale to Jordache. The Company recorded an impairment of Knit business assets of $2,564,000 and $1,625,000 in 1998 and 1999, respectively. During 1998 and 1999, the Knit business accounted for 60% and 58%, respectively, of Cygne's net sales.

     The Company is continuing to review its business operations and could incur additional costs in the future associated with the further restructuring of its operations.

     See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements of the Company.

PRODUCTS

     The Company currently participates in one segment of the apparel market: women's career and casual apparel. During 2000, the Company's products included jackets, skirts and pants.

SOURCING, MANUFACTURING AND SALES

     Cygne currently sources and manufactures garments for its customers which have been designed and developed by the customer.

     Private label manufacturing usually operates on a tighter schedule than brand name manufacturing because garments are not manufactured until purchase orders are received from its customers. The Company's customers strive for quick response time in order to react to market changes and test results. Delivery cycles vary according to the type of products manufactured, but frequently occur within a period of six weeks from fabric delivery to garment delivery. Meeting customer delivery requirements is both essential and difficult given the global nature of the manufacturing process.

     During 2000, most of the Company's products were manufactured outside the United States, either by non-affiliated contract manufacturers or at the Company's own manufacturing facility located in Guatemala. The Company's contract manufacturers are located in the Far East and Central America. During 2000, products representing approximately 5% of the Company's net sales were produced in the Far East and approximately 91% in Central America. Cygne intends to continue to utilize foreign contract manufacturers for a significant percentage of its manufacturing requirements. The Company reviews its product sourcing on an ongoing basis and may alter this allocation to meet changing conditions and demands.

     Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries) and other factors which could have an adverse effect on the Company's business. In addition, the Company may be subject to risks associated with the availability of and time required for the transportation of products from foreign countries. The occurrence of certain of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet delivery requirements would have a severe adverse impact on the Company's results of operations and could have an adverse effect on the Company's relationships with its customers. Furthermore, the occurrence of certain of these factors in Guatemala in which Cygne owns a manufacturing facility could result in the impairment or loss of the Company's investment in this country. The loss of any one or more of its foreign contract manufacturers could have an adverse effect on the Company's business until alternative supply arrangements were secured.

     Cygne operates its own manufacturing facility in Guatemala. Operating a manufacturing facility rather than contracting with independent manufacturers requires the Company to maintain a higher level of working capital. In addition, reduced sales have an even greater adverse impact on the Company's results in light of the fixed costs needed to own and operate its own factory. Because the Company's manufacturing operation is located outside the U.S., the Company is subject to many of the same risks as relying on foreign contract manufacturers. See "Item 2. Properties."

RAW MATERIALS

     Cygne usually supplies the raw materials to its manufacturers. Otherwise, the raw materials are purchased directly by the manufacturer in accordance with the Company's specifications. Raw materials, which are in most instances made and/or colored specifically to the Company's order, consist principally of fabric and trim and are readily available from numerous domestic and foreign sources.

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

     Textile and apparel imports from non-members of the WTO, such as the People's Republic of China, will continue to be subject to bilateral textile agreements negotiated under the MFA. Under these agreements, the United States may impose quota restraints on importations of specific categories of merchandise not presently subject to such quota restraints. The bilateral textile agreement with The People's Republic of China expires on December 31, 2001. The People's Republic of China is seeking membership in the WTO. Should its application be approved, imports from The People's Republic of China may become subject to the quota phase-outs discussed above or modifications thereof.

DUTY RATES

     The products imported by the Company are subject to "Normal Trade Relations
(NTR)" or column 1 rates of duty which range from zero to 38% ad valorem. As a result of the Uruguay Round Agreements Act, many of these rates will be reduced over five to fifteen years resulting on average in a 12% reduction from current rates of duty.

     On December 8, 1993, Congress adopted the North American Free Trade Agreement ("NAFTA") under which originating apparel and other products from Mexico and Canada are immediately exempt from quota restrictions and subject to duty rates which are being reduced to zero over the next ten years. Similar tariff rate preferences and quota exemptions are being phased in for certain non-originating apparel products cut and sewn in Mexico and Canada. Negotiations have begun to expand NAFTA to possibly include certain Central and South American countries. The African Growth and Opportunity Act ("AGOA"), which was signed into law on May 18, 2000, provides for enhanced trade benefits, including duty- and quota-free access, for various textile and apparel products imported from eligible sub-Saharan countries. To date, South Africa, Kenya, Mauritius, and Madagascar have been certified as eligible to participate in the AGOA program. AGOA also amended the Caribbean Basin Economic Recovery Act to provide duty-free and quota-free treatment to various textile and apparel products imported from eligible countries, including Guatemala. The Company currently imports the majority of its merchandise from Guatemala and is exploring additional sourcing opportunities presented by AGOA.

     Imports from the People's Republic of China receive NTR duty rates under a waiver of the Jackson-Vanik Amendment to the Trade Act of 1974. Under this statute, certain countries and non-market economies are prohibited from receiving NTR rates of duties and other trade benefits unless an annual waiver is issued by the President. The People's Republic of China has received a Jackson-Vanik Waiver annually since 1999. In June 2000, President Clinton renewed the waiver. Congress can pass legislation disapproving the one-year extension of NTR to China, but did not do so in 2000. If NTR for China is discontinued, goods from China will be subject to "column 2" rates of duty, which range up to 90% ad valorem. However, current duty rates will remain in effect at least until June 2001. The loss of NTR status for the People's Republic of China could adversely affect the Company's ability to supply products to its customers.

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

BACKLOG

     At February 3, 2001 the Company had unfilled confirmed customer orders of $12,500,000, compared with $10,600,000 at January 29, 2000. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customer's demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

EMPLOYEES

     At March 31, 2001, the Company had approximately 848 full-time employees, including approximately 819 employees at its facilities in Guatemala. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                  AGE    POSITION WITH THE COMPANY
----                  ---    -------------------------
Bernard M. Manuel     53     Director, Chairman of the Board and Chief Executive
                             Officer
Roy E. Green          68     Senior Vice President-Chief Financial Officer,
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

ITEM 2. PROPERTIES

     During April 2000, the Company moved its executive and general offices from 680 Fifth Avenue to 1410 Broadway, New York. The Company's office now consists of 6,100 square feet pursuant to a lease which expires on June 30, 2004 with an annual rental expense of approximately $252,000.

     On February 21, 2001, the Company leased a sales and marketing office in Dallas, Texas pursuant to a lease which expires on September 30, 2002 with an annual rent of approximately $50,232.

     On March 1, 1999, the Company paid $175,000 to the Landlord of the 1372 Broadway premises to be released from any contingent rent liability on the vacated executive and general offices as well as the contingent rent liability on the 60,000 square feet of space previously subleased at this location.

     During 1997, the Company had provided for lease termination expense of $3,964,000 for the expenses connected with the move of its executive and general offices as well as an amount to be paid to landlord for release of its contingent rent liabilities. At January 30, 1999, the Company determined that the expenses contemplated by this provision would approximate $3,062,000. Therefore, $902,000 of this provision is shown as a recoupment in 1998, and the remaining unused balance of $186,000 of the original provision was reversed in 1999.

     The Company owns a manufacturing facility in Guatemala that it believes is well maintained and in good operating condition.

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

     On October 31, 1999, the date of sale of the Company's Knit business, the Company's wholly-owned subsidiary, M.T.G.I.-Textile Manufacturers Group (Israel) Ltd. ("MTGI") had its Israeli tax-free status terminated retroactive to January 1, 1994. In June 2000, MTGI accepted and paid the Israeli Tax Authority assessment, including interest, of approximately $412,000 due on account of the termination of its tax-free status for the years ending December 31, 1994 through December 31, 1997.

     The Company is subject to other ongoing tax audits in several jurisdictions, including Israel for years 1998 and 1999 and Guatemala for years 1998, 1999, and 2000. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position, results of operations, and cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Annual Meeting of Stockholders of Cygne Designs, Inc. was held on December 5, 2000.

b. The amendment to the Company's restated certificate of incorporation that imposes certain restrictions upon the transfer of shares of Cygne common stock to designated persons that could result in the imposition of limitations on the use, for federal, state, and city income tax purposes, of Cygne's carryforwards of net operating losses and certain federal income tax credits was approved and adopted at the Annual Meeting pursuant to the following vote tabulation:

     Votes For     Votes Against     Abstention     Broker Non-Votes
     ---------     -------------     ----------     ----------------
     6,445,569           244,525              0            4,923,122

c. The following persons, comprising the entire board of directors, were elected at the Annual Meeting pursuant to the following vote tabulation:

            Name                             Votes For         Votes Withheld
            ----                             ---------         --------------
            James G. Groninger              11,483,041                130,175
            Bernard M. Manuel               11,483,041                130,175

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Cygne Common Stock is quoted on the OTC Bulletin Board. There are no assurances that the OTC Bulletin Board will continue to give quotes on the Cygne Company Stock. The following table sets forth for the periods indicated the high and low reported sale prices per share for the Cygne Common Stock as reported by the OTC Bulletin Board.

                                                          High          Low
                                                          ----          ---

FISCAL YEAR ENDED JANUARY 29, 2000
First Quarter                                            $0.22        $0.08
Second Quarter                                           $0.23        $0.16
Third Quarter                                            $0.22        $0.13
Fourth Quarter                                           $0.38        $0.17

FISCAL YEAR ENDED FEBRUARY 3, 2001
First Quarter                                            $0.38        $0.22
Second Quarter                                           $0.30        $0.20
Third Quarter                                            $0.30        $0.19
Fourth Quarter                                           $0.34        $0.16

     The number of stockholders of record of Common Stock on April 20, 2001 was approximately 100. The closing sale price of the Company's Common Stock on April 19, 2001 was $0.14 per share.

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

     Mr. Manuel, the Chairman of the Company, owns approximately 40.0% of the outstanding Common Stock and has a significant influence over, and may in fact control, the outcome of all matters submitted to a vote of stockholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables summarize certain selected financial information which should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company included elsewhere herein. The selected financial information has been derived from the consolidated financial statements of the Company, which have been audited by independent auditors. The sale of its interest in its joint venture with Ann Taylor and the assets of its division that were used in sourcing merchandise for Ann Taylor in September 1996 and the sale of the Knit business in November 1999 materially affect the comparability of the financial data reflected below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"


Year (1) see notes on next page                                     1996          1997         1998         1999        2000(1)
                                                                  --------      --------      -------      -------      -------
                                                                             (In thousands except per share amounts)
Income Statement Data
Net sales ......................................................  $254,313      $ 43,379      $43,013      $55,398      $28,381
Cost of goods sold .............................................   226,456        43,063       42,753       50,657       24,852
                                                                  --------      --------      -------      -------      -------
Gross profit ...................................................    27,857           316          260        4,741        3,529
Selling, general and administrative expenses ...................    27,251        10,331        4,381        3,874        3,508
Provision for impairment of Knit business assets ...............        --            --        2,564        1,625           --
Provision (recoupment) for lease termination expenses ..........        --         3,964         (902)        (186)          --
Gain from sale of Ann Taylor Woven Division and CAT ............   (29,588)           --           --           --           --
Reorganization expense .........................................     4,813            --           --           --           --
Amortization of intangibles ....................................       364           364          364           --           --
                                                                  --------      --------      -------      -------      -------
Income  (loss) from operations .................................    25,017       (14,343)      (6,147)        (572)          21
Other income(2) ................................................    (6,864)           --           --           --           --
Settlement of shareholder class
action and related legal expenses ..............................     2,627            --           --           --           --
Interest income ................................................       (80)         (461)        (428)        (122)        (277)
Interest expense ...............................................     3,340           378          337          530           89
                                                                  --------      --------      -------      -------      -------
Income (loss) before income taxes and  minority interests ......    25,994       (14,260)      (6,056)        (980)         209
Provision for income taxes .....................................     7,117           204          269           47           20
                                                                  --------      --------      -------      -------      -------
Income (loss) before minority interests ........................    18,877       (14,464)      (6,325)      (1,027)         189
Income attributable to minority interests ......................       961            --           --           --           --
                                                                  --------      --------      -------      -------      -------
Net income (loss) ..............................................  $ 17,916      $(14,464)     $(6,325)     $(1,027)     $   189
                                                                  ========      ========      =======      =======      =======
Net income (loss) per share - basic and diluted ................  $   1.44      $  (1.16)     $ (0.51)     $ (0.08)     $  0.02
                                                                  ========      ========      =======      =======      =======
Number of shares used in computation of net
income (loss) per share - basic and diluted ....................    12,438        12,438       12,438       12,438       12,438
                                                                  ========      ========      =======      =======      =======


                                                                            Year (1)
                                                    ----------------------------------------------------
                                                      1996        1997       1998       1999       2000
                                                    -------     -------     ------     ------     ------
                                                                        (In thousands)
Balance Sheet Data (as of end of period)
Cash .............................................  $22,246     $10,926     $3,686     $6,298     $2,378
Accounts receivable ..............................    7,239       6,012      8,242      1,853      3,633
Assets held for sale .............................       --          --      4,700         --         --
Inventory ........................................    5,109       4,012      2,705      2,421      5,225
Goodwill .........................................    2,426       2,062         --         --         --
Total assets .....................................   47,142      29,750     23,599     14,768     14,986
Stockholders' equity .............................   26,959      12,379      6,046      5,143      5,332


(1) References to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year. The fiscal year ended February 3, 2001 consisted of 53 weeks. All other years presented consist of 52 weeks. The Company has never declared or paid cash dividends on its Common Stock.

(2)  Principally from the gain on the sale of shares of Ann Taylor common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNLESS OTHERWISE NOTED, ALL REFERENCES TO A YEAR ARE TO THE FISCAL YEAR OF THE COMPANY COMMENCING IN THAT CALENDAR YEAR AND ENDING ON THE SATURDAY NEAREST JANUARY 31 OF THE FOLLOWING YEAR.

STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED RESULTS OF OPERATIONS, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; PRIVATE LABEL AND BRAND NAME PRODUCTS, AND PLANS AND OBJECTIVES RELATED THERETO; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXPECTATIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS, ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, A DECLINE IN DEMAND FOR MERCHANDISE OFFERED BY THE COMPANY OR CHANGES AND DELAYS IN CUSTOMER DELIVERY PLANS AND SCHEDULES, SIGNIFICANT REGULATORY CHANGES, INCLUDING INCREASES IN THE RATE OF IMPORT DUTIES OR ADVERSE CHANGES IN EXPORT QUOTAS, DEPENDENCE ON A KEY CUSTOMER, AN ADVERSE TAX RULING, RISK OF OPERATIONS AND SUPPLIERS IN FOREIGN COUNTRIES, COMPETITION, AND GENERAL ECONOMIC CONDITIONS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS ANNUAL REPORT ON FORM 10-K.

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

     On September 20, 1996, the Company sold to Ann Taylor Cygne's 60% interest in CAT and the assets of Cygne's Ann Taylor Woven Division that were used in sourcing merchandise for Ann Taylor (the "Ann Taylor Disposition"). On the closing of the transaction, Cygne received 2,348,145 shares of Ann Taylor common stock, having a value of $36,000,000 (based on the average closing price of the Ann Taylor common stock during the ten trading days prior to closing), and approximately $8,900,000 (after post-closing adjustments) in cash in respect of inventory (less related payables and advances and certain other assumed liabilities), net fixed assets and accounts receivable of the Ann Taylor Woven Division. Ann Taylor also assumed certain liabilities of the acquired sourcing operations. As a result of the transaction, the Company realized a pre-tax gain of $29,588,000. Between October 1996 and January 1997, the Company sold all of the 2,348,145 shares of Ann Taylor common stock received upon the closing of the transaction at various prices resulting in aggregate net proceeds of approximately $44,300,000. The Company realized a pre-tax gain of approximately $6,100,000 as a result of the sale of the shares of Ann Taylor common stock, which is reflected in "Other income" in the Company's Consolidated Statements of Operations.

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

     On November 15, 1999, the Company consummated the sale of its Knit business to Jordache Limited ("Jordache"). The effective date of the sale was October 31, 1999. The assets transfered to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of M.T.G.I.-Textile Manufacturers Group (Israel) Ltd. ("MTGI") and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary, and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable, and certain other assets of the MTGI business. The liabilities assigned to, and assumed by, Jordache were all obligations of MTGI under the contracts included within the assets sold to Jordache. Jordache provided financing to the Company in connection with certain knit product purchase orders being manufactured by MTGI prior to the closing.

     In consideration of the sale to Jordache of the assets, Jordache paid the Company approximately $4,700,000. The Company has used the proceeds from the sale together with MTGI retained cash and collections of MTGI accounts receivable to pay transaction costs, repay MTGI bank borrowings, and to pay other MTGI liabilities.

     In connection with an amendment to the Company's agreement to sell its Knit business, the Company recorded in 1999 an additional provision for impairment of the Knit business assets in the amount of $1,625,000, consisting of a loss on assets to be sold, transaction costs (including taxes) and reduction of the purchase price by the adjusted income (as defined) of the Knit business from August 1, 1999 through the effective closing date of the sale of the business to Jordache which was October 31, 1999.

     In March 1999, the Company agreed to sell the Knit business. In connection with the sale, during 1998, the company established a provision of $2,625,000 for the impairment of the Knit business assets. The provision included the unamortized goodwill of the Knit business ($1,700,000) loss on assets to be sold and estimated transaction costs.

     If the sale of the Knit business had been consummated on January 31, 1999 (the first day of fiscal 1999), the Company would have had proforma net sales for 1999 of $23,390,000. Proforma gross profit for 1999 would have been $3,261,000. Proforma income from operations for 1999 would have been $258,000. The proforma net income would have been $254,000. The proforma net income per share would have been $0.02.

     During 1999 and 1998 the Knit Business accounted for 58% and 60%, respectively, of Cygne's net sales.

     The Limited, Inc. (consisting primarily of Lerner) accounted for 95%, 45%, and 59% of Cygne's net sales for 2000, 1999, and 1998, respectively. For years 1999 and 1998, excluding sales of the Knit division which was sold in November 1999, sales to The Limited, Inc. for 98% and 94%, respectively, of the Company's net sales.

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


                                                                     Percentage of Net Sales
                                                                 -------------------------------
                                                                             Year
                                                                 -------------------------------
                                                                  2000       1999        1998
                                                                 ------     ------      ------
Net sales .....................................................  100.0%     100.0%      100.0%
                                                                 ======     ======      ======
Gross profit ..................................................    12.4        8.6         0.6
Selling, general and administrative expenses ..................    12.4        7.0        10.2
Provision for impairment of Knit business assets ..............      --        2.9         6.0
Recoupment of lease termination expense .......................      --       (0.3)       (2.1)
Amortization of intangibles ...................................      --         --         0.8
                                                                 ------     ------      ------
Income (loss) from operations .................................     0.0       (1.0)      (14.3)
Interest (income) expense, net ................................    (0.1)       0.8        (0.2)
Provision for income taxes ....................................     0.0        0.1         0.6
                                                                 ------     ------      ------
Net income (loss) .............................................    0.1%      (1.9%)     (14.7%)



     2000 Compared to 1999

     The Company sold its Knit business with an effective date of October 31, 1999. Accordingly, the Company's results of operations for 2000 do not include the results of the Knit business sold, whereas the results of operations through October 1999 do include the results of the Knit business sold. As a result, a comparison of 2000 and 1999 may not be meaningful to the extent effected by the sale of the Knit business.

NET SALES

     Net sales for 2000 were $28,381,000, a decrease of $27,017,000 or 49% from $55,398,000 in 1999. Sales of the Knit division, which was sold on October 31, 1999, for 1999 were $32,008,000.

     If the sale of the Knit business had been consummated on January 31, 1999 (the first day of fiscal 1999), the Company would have had proforma net sales for 1999 of $23,390,000. The net sales for 2000 of $28,381,000 were greater than the proforma sales for 1999 of $23,390,000 by $4,491,000 or 21%. The Limited, Inc. accounted for 78% of the increase in sales with the balance of the increase attributed to trial orders to new customers. The Limited, Inc. accounted for 95% of the net sales for 2000 compared to 98% of the proforma net sales for 1999.

GROSS PROFIT

     The gross profit for 2000 was $3,529,000, a decrease of $1,212,000 or 26% from the gross profit of $4,741,000 for 1999. Gross profit of the Knit division, which was sold on October 31, 1999, for 1999 was $1,480,000.

     If the sale of the Knit business had been consummated on January 31, 1999 (the first day of fiscal 1999), the Company would have had proforma gross profit for 1999 of $3,261,000. The gross profit for 2000 of $3,529,000 was greater than the proforma gross profit of $3,261,000 by $268,000 or 8%. The increase in gross profit in year 2000 compared to year 1999 was primarily attributable to increased sales, favorable resolution of prior years' disputes, offset by additional cost to service the increased sales volume.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses for 2000 were $3,508,000, a decrease of $366,000 or 9% from $3,874,000 in 1999. Selling, general, and administrative expenses of the Knit division for 1999 were $685,000.

     If the sale of the Knit business had been consummated on January 31, 1999 (the first day of fiscal 1999), the Company would have had proforma selling, general, and administrative expenses of $3,189,000. The selling, general, and administrative expenses for 2000 of $3,508,000 were greater than the proforma expenses of 1999 of $3,189,000 by $319,000 or 10%. The increase in expenses in 2000 compared to year 1999 was primarily attributable to three factors: (i) the establishment of a sales team to service a new customer; (ii) increase in occupancy costs; and (iii) professional fees incurred investigating an acquisition candidate.

PROVISION FOR IMPAIRMENT OF KNIT BUSINESS ASSETS

     In connection with the Company's agreement to sell its Knit business in 1999, the Company recorded a provision for impairment of Knit business assets in the amount of $1,625,000 which consists of a loss on assets to be sold, transaction costs, and a reduction of the purchase price by the adjusted net income (as defined) of the Knit business from August 1, 1999 through October 31, 1999.

RECOUPMENT OF LEASE TERMINATION EXPENSES

     In 1999, the Company recouped the balance of its unused provision for lease termination expense which amounted to $186,000.

INTEREST

     Net interest income for 2000 was $188,000 compared to net interest expense of $408,000 for 1999. The decrease in interest expense for 2000 compared to 1999 was primarily attributable to decreased borrowings as a result of the sale of the Knit business.

PROVISION FOR INCOME TAXES

     The provision for income taxes of $20,000 for 2000 represents a provision for minimum state income taxes. As of February 3, 2001, based upon tax returns filed and to be filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2019. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock in any three-year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

     As of February 3, 2001, based upon tax returns filed and to be filed, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019.

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

     The Knit division had a gross profit for 1999 of $1.5 million, an increase of $0.4 million or 41% from the gross profit of $1.1 million in 1998. The increase in the gross profit for 1999 was primarily attributable to a gross profit increase on higher sales than the prior comparable period, plus by the sale of the Knit division as of October 31, 1999 which had a gross loss of $0.7 million in the fourth quarter of 1998.

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

     The Woven division expenses for 1999 were $2.0 million, an increase of $0.5 million, or 34% from $1.5 million in 1998. The increase for 1999 compared to 1998 was attributable to increased staff to support the Woven division sales increase of $6.2 million from 1998.

     The Knit division expenses for 1999 were $0.7 million, a decrease of $0.2 million compared to 1998. The decrease was primarily attributable to an increase in travel to service its new customer offset by the sale of the Knit division as of October 31, 1999, which had expenses of $0.3 million in the fourth quarter of 1998.

     The corporate expenses for 1999 were $1.2 million, a decrease of $0.9 million, or 42% from $2.0 million in 1998. The decrease for 1999 was primarily attributable to the termination of most of the corporate staff in 1998.

PROVISION FOR IMPAIRMENT OF KNIT BUSINESS ASSETS

     In connection with the amended and restated acquisition agreement to sell its Knit business, the Company recorded a provision for impairment of Knit business assets in 1999 in the amount of $1.6 million, which consists of a loss on assets to be sold, transaction costs (including loss of certain foreign tax incentives), and a reduction of the purchase price by the adjusted net income (as defined) of the Knit business from August 1, 1999 through October 31, 1999.

     In March 1999, the Company agreed to sell the Knit business. In connection with the sale, during 1998, the Company established a provision of $2.6 million for the impairment of the Knit business assets. The provision included the unamortized goodwill of the Knit business ($1.7 million) loss on assets to be sold and estimated transaction costs.

RECOUPMENT OF LEASE TERMINATION EXPENSE

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

     In 1999, the Company received proceeds of approximately $4,700,000 from the sale of the Knit business ("MTGI"). In addition, the retained cash and accounts receivable and certain other assets of the Knit business aggregated approximately $4,500,000. The Company has used the cash proceeds from the sale together with MTGI's cash and the collection of MTGI's accounts receivable to pay transaction costs (including the Israeli Tax Authority assessment for the termination of MTGI's tax-free status) related to the sale, repay MTGI's bank borrowings, and to pay other MTGI liabilities. The excess cash received from the transaction is being used for general working capital purposes.

     Since February 1, 1997, the Company has not had a domestic credit facility, and Cygne has obtained letters of credit issued from a domestic bank secured by a cash deposit from the Company. At February 3, 2001, the Company had restricted cash at a bank of $1,000,000 as collateral for letters of credit.

     Net cash used in operating activities for 2000 was $3,804,000 compared to cash provided by operating activities of $3,471,000 in 1999. The increase in net cash used in operating activities was primarily the result of increased working capital requirements. Net cash used in investing activities for 2000 of $116,000 was for the purchase of fixed assets compared to net cash provided by investing activities in 1999 of $2,543,000 which consisted of fixed assets purchases of $84,000 offset by net proceeds from Knit disposition.

     The Company's financial performance for 2001 will depend on a variety of factors, including the amount of sales to The Limited, Inc. If the company has significant operating losses or an adverse decision in its federal tax audit of GJM (US) Inc. or its Israeli tax audit, which would require the company to pay a significant amount of tax, the Company will face severe liquidity pressures which would adversely affect the Company's financial condition and results of operations and cash flow. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

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

     The Company sold its Knit Business with an effective date of October 31, 1999. Accordingly, the Company's results of operations for 2000 do not include the results of the Knit business sold, whereas the results of operations through October 1999 do include the results of the Knit business sold. As a result, a comparison of 2000 and 1999 may not be meaningful to the extent effected by the sale of the Knit business.


                                                      2000                                    1999
                                       Qtr. 1   Qtr. 2   Qtr. 3   Qtr.4(1)    Qtr.1     Qtr. 2     Qtr 3   Qtr.4 (1)
                                       ------   ------   ------   --------    -----     ------     -----   ---------
                                                         (In thousands except per share amounts)

Net sales                              $5,117   $6,771   $8,350    $8,143    $13,561   $13,166   $22,799     $5,872
Gross profit                              763      807      902     1,057      1,163     1,531     1,220        827
Provision for impairment of
Knit business assets                       --       --       --        --         --       886       530        209

Operating profit (loss)                    65      (19)      79     (104)        243     (459)     (396)         40
Net income (loss)                          93       14      118      (36)         79     (665)     (470)         29
Net income (loss) per share-
basic and diluted                       $0.01    $0.00    $0.01     $0.00      $0.01   $(0.05)   $(0.04)      $0.00
Weighted average number
of common shares
outstanding                            12,438   12,438   12,438    12,438     12,438    12,438    12,438     12,438


--------------

(1) Includes recoupment of provisions for lease termination expense of $186,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

     (1) and (2) See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1.

     (3)  Exhibits

          Certain exhibits presented below contain information that has been granted subject to a request for confidential treatment Such information has been omitted from the exhibit. Exhibit Nos. 10.2, 10.4, 10.6, and 10.28 are management contracts, compensatory plans or arrangements.

                Exhibit No.                       Description

                    2.1 Amended and Restated Acquisition Agreement, dated as of August 1, 1999 by and among M.T.G.I. - Textile Manufacturers Group (Israel), Limited, MBS Company, AC Services Inc. and Jordache Limited. *(10)

                    3.1 Restated Certificate of Incorporation, as amended by Certificate of Amendment filed August 5, 1994 with the Secretary of State of the State of Delaware.*(1)

                    3.2 Certificate of Amendment to Restated Certificate of Incorporation. Incorporate by reference to Current Report in Form 8-K dated December 5, 2000.

                    3.3       By-laws.*(2)

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

                    10.34 Lease between the Company and L.H. Charney Associates, L.P.

                    10.35 Lease Extension and Modification between the Company and L.H. Charney Associates, L.P. amendment.

                    23        Consent of Ernst & Young LLP.

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1) Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

(2)  Company's Quarterly Report on Form 10-Q for the quarter ended August 3,
     1996.

(3)  Company's Quarterly Report on Form 10Q for the quarter ended July 31, 1999.

     Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

     (b)  Reports on Form 8-K

          December 5, 2000 report announcing that the stockholders of Cygne Designs, Inc. had approved and adopted an amendment to the Company's Restated Certificate of Incorporation that imposes certain restrictions upon the transfer of shares of Cygne common stock.

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

                                      Cygne Designs, Inc.
                                      (Registrant)


                                      By: /s/ Bernard M. Manuel
                                         ------------------------
                                              Bernard M. Manuel
                                              (Chairman and Chief
                                              Executive Officer)

Date: April 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                                   DATE
---------                 -----                                   ----


/s/ Bernard M. Manuel     Chairman of the Board of Directors,     April 30, 2001
----------------------    Chief Executive Officer and Director
Bernard M. Manuel         (principal executive officer)


/s/ Roy E. Green          Senior Vice President, Chief Financial  April 30, 2001
----------------------    Officer, and Treasurer (principal
Roy E. Green              financial and accounting officer) and
                          Secretary


/s/ James G. Groninger    Director                                April 30, 2001
----------------------
James G. Groninger

                      Cygne Designs, Inc. and Subsidiaries

                        Consolidated Financial Statements


                   Index to Consolidated Financial Statements

                                                                            Page


Report of Independent Auditors ............................................  F-2
Consolidated Balance Sheets as of February 3, 2001 and
  January 29, 2000 ........................................................  F-3
Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended February 3, 2001 ..............................  F-4
Consolidated Statements of Stockholders' Equity
  for Each of the Three Years in the Period Ended February 3, 2001 ........  F-5
Consolidated Statements of Cash Flows for Each of the Three Years
  in the Period Ended February 3, 2001 ....................................  F-6
Notes to Consolidated Financial Statements ................................  F-7
Schedule
Schedule II - Valuation and Qualifying Accounts ........................... F-21

                         Report of Independent Auditors

Board of Directors and Stockholders
Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheets of Cygne Designs, Inc. and Subsidiaries as of February 3, 2001 and January 29, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 3, 2001. Our audit also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries at February 3, 2001 and January 29, 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                      ERNST & YOUNG LLP

New York, New York
March 30, 2001


                      Cygne Designs, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                         February            January
                                                                                          3, 2001           29, 2000
                                                                                        ---------          ---------
                                                                                      (In thousands, except share and
                                                                                              per share amounts)
Assets
Current assets:
    Cash ............................................................................   $   2,378          $   6,298
    Trade accounts receivable, net ..................................................       3,633              1,853
    Inventory .......................................................................       5,225              2,421
    Other receivables and prepaid expenses ..........................................         453                402
                                                                                        ---------          ---------
               Total current assets .................................................      11,689             10,974
Fixed assets, net ...................................................................       2,255              2,472
Other assets (includes restricted cash of $1,000 and $722, respectively) ............       1,042              1,322
                                                                                        ---------          ---------
               Total assets .........................................................   $  14,986          $  14,768
                                                                                        =========          =========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ..................................................................   $   2,108          $   1,200
  Accrued expenses ..................................................................       2,004              2,448
  Income taxes payable ..............................................................       5,542              5,977
                                                                                        ---------          ---------
               Total current liabilities ............................................       9,654              9,625
Stockholders' equity:
  Preferred Stock, $0.01 par value; 1,000,000
    shares authorized:  none issued and outstanding .................................          --                 --
  Common Stock, $0.01 par value; 25,000,000 shares
    authorized:  12,438,038 shares issued and
    outstanding .....................................................................         124                124
  Paid-in capital ...................................................................     120,918            120,918
  Accumulated deficit ...............................................................    (115,710)          (115,899)
                                                                                        ---------          ---------
              Total stockholders' equity ............................................       5,332              5,143
                                                                                        ---------          ---------
              Total liabilities and stockholders' equity ............................   $  14,986          $  14,768
                                                                                        =========          =========


See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                 February    January    January
                                                  3, 2001   29, 2000   30, 1999
                                                 --------   --------   --------
                                                     (In thousands except
                                                      per share amounts)

Net sales ......................................  $28,381    $55,398    $43,013
Cost of goods sold .............................   24,852     50,657     42,753
                                                  -------    -------    -------
Gross profit ...................................    3,529      4,741        260
Selling, general and administrative expenses ...    3,508      3,874      4,381
Provision for impairment of Knit business
assets .........................................       --      1,625      2,564
Recoupment of lease termination expenses .......       --       (186)      (902)
Amortization of intangibles ....................       --         --        364
                                                  -------    -------    -------
Income (loss) from operations ..................       21       (572)    (6,147)
Interest income ................................     (277)      (122)      (428)
Interest expense ...............................       89        530        337
                                                  -------    -------    -------
Income (loss) before income taxes ..............      209       (980)    (6,056)
Provision for income taxes .....................       20         47        269
                                                  -------    -------    -------
Net income (loss) ..............................  $   189    $(1,027)   $(6,325)
                                                  =======    =======    =======
Net income (loss) per share - basic and
dilutive .......................................  $  0.02    $ (0.08)   $ (0.51)
                                                  =======    =======    =======
Weighted average number of common
shares outstanding .............................   12,438     12,438     12,438
                                                  =======    =======    =======


See accompanying notes.


                      Cygne Designs, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity

                                                    COMMON STOCK                     FOREIGN
                                                ------------------                  CURRENCY
                                                NUMBER OF              PAID-IN   TRANSLATION   (ACCUMULATED
                                                  SHARES    AMOUNT     CAPITAL    ADJUSTMENT       DEFICIT)      TOTAL
                                                ---------   ------    --------   -----------    -----------     -------
Balance at January 31, 1998 ...................   12,438     $124     $120,918     $(116)        $(108,547)     $12,379
   Foreign currency translation adjustment ....       --       --           --        (8)               --           (8)
   Net loss for year ended January 30, 1999 ...       --       --           --        --            (6,325)      (6,325)
                                                                                                                -------
Comprehensive loss for year ended January
   30, 1999 ...................................       --       --           --        --                --       (6,333)
                                                  ------     ----     --------     -----         ---------      -------
Balance at January 30, 1999 ...................   12,438      124      120,918      (124)         (114,872)       6,046
   Foreign currency translation adjustment ....       --       --           --       124                --          124
   Net loss for year ended January 29, 2000 ...       --       --           --        --            (1,027)      (1,027)
                                                                                                                -------
Comprehensive loss for year ended January
   29, 2000 ...................................       --       --           --        --                --         (903)
                                                  ------     ----     --------     -----         ---------      -------
Balance at January 29, 2000 ...................   12,438      124      120,918         0          (115,899)       5,143

Net income for year ended February 3, 2001 ....       --       --           --        --               189          189
                                                  ------     ----     --------     -----         ---------      -------
Balance at February 3, 2001 ...................   12,438     $124     $120,918     $   0         $(115,710)     $ 5,332
                                                  ======     ====     ========     =====         =========      =======


See Accompanying notes


                      Cygne Designs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                            Year Ended
                                                                                ---------------------------------
                                                                                February      January     January
                                                                                 3, 2001     29, 2000    30, 1999
                                                                                ---------   ---------   ---------
                                                                                          (In thousands)
Operating activities
Net income (loss) ............................................................  $   189     $(1,027)    $(6,325)
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities
     Provision for impairment of Knit business assets ........................       --       1,625       2,564
     Amortization of goodwill ................................................       --          --         364
     Depreciation ............................................................      333         449         469
     Recoupment of lease termination expense .................................       --        (186)       (902)
     Changes in operating assets and liabilities:
          Trade accounts receivable ..........................................   (1,780)      6,409      (2,300)
          Inventory ..........................................................   (2,804)      2,168      (2,120)
          Other receivables and prepaid expenses .............................      (51)       (302)        621
          Other assets .......................................................      280        (772)        (12)
          Accounts payable ...................................................      908      (3,376)        835
          Accrued expenses ...................................................     (444)     (2,186)     (1,594)
          Income taxes payable ...............................................     (435)       (103)         12
                                                                                -------     -------     -------
Net cash (used in) provided by operating activities ..........................   (3,804)      2,699      (8,388)
Investing activities
Proceeds from Knit Disposition, net ..........................................       --       2,627          --
Purchase of fixed assets .....................................................     (116)        (84)       (279)
                                                                                -------     -------     -------
Net cash (used in) provided by investing activities ..........................     (116)      2,543        (279)
Financing activities
Short-term borrowings, net ...................................................       --      (2,754)      1,435
                                                                                -------     -------     -------
Net cash (used in) provided by  financing activities .........................       --      (2,754)      1,435
Effect of exchange rate changes on cash ......................................       --         124          (8)
                                                                                -------     -------     -------
Net (decrease) increase in cash ..............................................   (3,920)      2,612      (7,240)
Cash at beginning of year ....................................................    6,298       3,686      10,926
                                                                                -------     -------     -------
Cash at end of year ..........................................................  $ 2,378     $ 6,298     $ 3,686
                                                                                =======     =======     =======
Supplemental disclosures
Income taxes paid ............................................................  $    27     $   445     $   264
                                                                                =======     =======     =======
Interest paid ................................................................  $    89     $   530     $   337
                                                                                =======     =======     =======


See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                February 3, 2001

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively, the "Company") are engaged in private label manufacturing of women's career and casual apparel.

FISCAL YEAR

The Company's fiscal year ends on the Saturday nearest to January 31. A year refers to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year. The fiscal year ended February 3, 2001 consisted of 53 weeks. All other fiscal years have 52 weeks.

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cygne and its subsidiaries. All material intercompany balances and transactions were eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                      Cygne Designs, Inc. and Subsidiaries

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues are recorded at the time of shipment of merchandise. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $289,000 and $212,000 at February 3, 2001 and January 29, 2000, respectively.

FOREIGN CURRENCY TRANSLATION

As of February 3, 2001, the functional currency for the Company's foreign operations is the U.S. Dollar. In prior years, the functional currency for certain of the Company's foreign operations was the applicable foreign currency of the country in which it operated. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.

NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Board SFAS No. 128, "Earnings per Share". In computing dilutive income (loss) per share for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, no effect has been given to outstanding options since the exercise of any of these items would have an antidilutive effect on net income (loss) per share.

RECLASSIFICATION

Certain financial statement items have been reclassed to conform to current year's presentation.

                      Cygne Designs, Inc. and Subsidiaries

2.   DISPOSITION OF COMPANIES

On November 15, 1999, the Company consummated the sale of its Knit business to Jordache Limited ("Jordache"). The assets transfered to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of M.T.G.I. - Textile Manufacturers Group (Israel) Ltd. ("MTGI") and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable and certain other assets of the MTGI business. The liabilities assigned to, and assumed by, Jordache were all obligations of MTGI under the contracts included within the assets sold to Jordache. Jordache provided financing to the Company in connection with certain knit product purchase orders being manufactured by MTGI prior to the closing.

In consideration of the sale to Jordache of the assets, Jordache paid the Company approximately $4,700,000. The Company has used the proceeds from the sale together with MTGI retained cash and collections of MTGI accounts receivable to pay transaction costs, repay MTGI bank borrowings, and to pay other MTGI liabilities.

In connection with the Company's agreement to sell its Knit business, the Company recorded on the 1999 consolidated statements of operations a provision of impairment of Knit business assets in the amount of $1,625,000. In 1998, the Company established a provision of $2,625,000 for the impairment of the Knit business assets. The provision included the unamortized goodwill of the Knit business ($1.7 million), loss on assets to be sold, and estimated transaction costs.

3.   RECOUPMENT OF LEASE TERMINATION EXPENSES

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

                      Cygne Designs, Inc. and Subsidiaries

4.   INVENTORY

Inventory consists of the following:
                                                         February        January
                                                          3, 2001       29, 2000
                                                          -------       --------
                                                              (In thousands)

Raw materials and Work-in-Process                          $4,263         $2,186
Finished goods                                                962            235
                                                           ------         ------
                                                           $5,225         $2,421
                                                           ======         ======

5.   FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

                                         February      January       Estimated
                                          3, 2001     29, 2000     Useful Lives
                                          -------     --------     ------------
                                                   (In thousands)


Land and building ......................   $  902       $  902     20 years
Equipment, furniture, and fixtures .....    2,184        2,069     2-10 years
Leasehold improvements .................      925          924     Term of lease
Vehicles ...............................       78           78     5 years
                                           ------       ------
                                            4,089        3,973
Less accumulated depreciation
and amortization .......................    1,834        1,501
                                           ------       ------
                                           $2,255       $2,472
                                           ======       ======

                      Cygne Designs, Inc. and Subsidiaries

6.   CREDIT FACILITIES

The Company obtains letters of credit from domestic banks secured by a cash deposit from the Company. At February 3, 2001 and January 29, 2000 the Company had deposits of $1,000,000 and $722,000, respectively, to secure letters of credit and are recorded in other assets.

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

The sale of the Knit business constituted a "change in control of the Company" for purposes of the Company's stock option plans. As a result, all outstanding stock options became exercisable on November 15, 1999.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation cost been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS No. 123 for the year ended February 3, 2001 the company's income would have decreased $1,362 or 0.00 per share. For the year ended January 29, 2000 the Company's net loss and net loss per share would have increased by $1,680 or $0.00 per share. For the year ended January 30, 1999, the Company's net loss and net loss per share would have increased by $1,000 or $0.00 per share.

                      Cygne Designs, Inc. and Subsidiaries

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000, 1999, and 1998: risk-free interest rate of 5%; volatility factor of the expected market price of the Company's common stock of 0.68 for February 3, 2001, 1.69 for January 29, 2000 and 1.527 for January 30, 1999; expected life of 6 years; and a dividend yield of zero.

As any options granted in the future will also be subject to the fair value pro forma calculations, the pro forma adjustments for fiscal years 2000, 1999, and 1998 may not be indicative of future years.

The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2000, 1999, and 1998 is $0.15, $0.15, and $0.28, respectively. Exercise prices for options issued between February 1, 1998 through February 3, 2001 ranged from $0.12 to $0.31. The weighted-average remaining contractual life of those options is 3.1 years.


                                        Cygne Designs, Inc. and Subsidiaries

                               Notes to Consolidated Financial Statements (continued)

7.       Stock Options (continued)

The following summarizes stock option transactions:

                                                  EMPLOYEE STOCK                                       NON-EMPLOYEE
                                                   OPTION PLAN                                        DIRECTORS PLAN
                                                   -----------                                        --------------
                                                                               WEIGHTED
                                                                               AVERAGE
                                             NUMBER          EXERCISE          EXERCISE           NUMBER          EXERCISE
                                            OF SHARES       PRICE RANGE         PRICE           OF SHARES       PRICE RANGE
                                            ---------       -----------         -----           ---------       -----------

Options outstanding at January 31, 1998       505,250      $1.00-$13.38         $2.42              36,000      $0.28-$23.50
Options granted in 1998                        20,000      $0.31                $0.31               4,000      $0.12-$0.28
Options canceled in 1998                      (93,250)     $2.00                                                         --
                                              -------
Options outstanding at January 30, 1999       432,000      $0.31-$13.88         $2.38              40,000      $0.12-$23.50
Options granted in 1999                            --                                               2,000      $0.16
Options canceled in 1999                     (134,000)     $2.00                                  (20,000)     $0.12-$22.50
                                              -------                                             -------
Options outstanding in January 29, 2000       298,000      $0.31-$13.88         $2.54              22,000      $0.16-$23.50
Options granted in 2000                            --                                               2,000      $0.23
Options canceled in 2000                       10,000      $2.00                                       --
                                              -------
Options outstanding at February 3, 2001       288,000      $0.31-$13.88         $2.56              24,000      $0.16-$23.50
                                              -------                                             =======
At February 3, 2001 options exercisable       288,000                                              22,000
                                              =======                                             =======

                                                               OTHER EMPLOYEE STOCK
                                                                OPTION ARRANGEMENTS
                                                                -------------------
                                            WEIGHTED                                          WEIGHTED
                                            AVERAGE                                            AVERAGE         TOTAL
                                            EXERCISE          NUMBER          EXERCISE        EXERCISE         NUMBER
                                             PRICE          OF SHARES       PRICE RANGE         PRICE        OF SHARES
                                             -----          ---------       -----------         -----        ---------

Options outstanding at January 31, 1998      $9.30           125,000       $2.00-$22.50         $8.56          666,250
Options granted in 1998                      $0.20                --                                            24,000
Options canceled in 1998                                          --                                           (93,250)
                                                             -------                                          --------
Options outstanding at January 30, 1999      $8.39           125,000       $2.00-$22.50         $8.56          597,000
Options granted in 1999                      $0.16                --                                             2,000
Options canceled in 1999                                     (65,000)      $2.00-$22.50                       (219,000)
                                                             -------                                          --------
Options outstanding in January 29, 2000      $4.70            60,000       $2.00                $2.00          380,000
Options granted in 2000                      $0.23                --
Options canceled in 2000                                          --
Options outstanding at February 3, 2001      $4.33            60,000       $2.00                $2.00          372,000
                                                             =======                                          ========
At February 3, 2001 options exercisable                       60,000                                           370,000
                                                             =======                                          ========

                      Cygne Designs, Inc. and Subsidiaries

8.   CONCENTRATIONS OF RISK

For years 2000, 1999, and 1998, sales to The Limited, Inc. accounted for 95%, 45%, and 59%, respectively, of the Company's net sales. For years 1999 and 1998, excluding sales of the Knit division, which was sold in November 1999 sales to The Limited Inc. accounted for 98%, and 94%, respectively, of the Company's net sales. At February 3, 2001 and January 29, 2000, The Limited, Inc. accounted for 79% and 82%, respectively, of trade accounts receivable.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. Policy toward these countries). The occurrence of certain of these factors in Guatemala in which Cygne owns a manufacturing facility could result in the impairment or loss of the Company's investment in this country.

9.   LEASES, COMMITMENTS AND LITIGATION

LEASES

The Company is the leasee under various operating leases through 2004. Future minimum payments under operating leases consisted of the following at February 3, 2001:

2001                                  $263,947
2002                                   298,760
2003                                   265,272
2004                                   110,530
                                      --------
                                      $938,509
                                      ========

Total rent expense under the operating leases for the years ended February 3, 2001, January 29, 2000, and January 30, 1999, amounted to approximately $264,000, $355,000, and $968,000, respectively.

COMMITMENTS

The Company has employment agreements with certain officers through 2002. Future minimum aggregate annual payments under these agreements amount to approximately $870,000 in 2001 and $220,000 in 2002. Certain of the officers and employees may receive additional compensation based upon the income, as defined, of the Company or one or more of its subsidiaries.

                      Cygne Designs, Inc. and Subsidiaries

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations and cash flow. See Note 10 for information regarding tax audits.

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

                                                 Year Ended
                                            --------------------
                                            February     January
                                             3, 2001    29, 2000
                                            --------   ---------
                                              (In thousands)

Deferred tax assets:
     Net operating loss carryforwards .....  $43,600     $43,800
                                             -------     -------
  Valuation allowance .....................  (43,600)    (43,800)
                                             =======     =======
Total deferred tax assets .................  $     0     $     0
                                             =======     =======


For financial reporting purposes, income (loss) before income taxes includes the following components:

                                                Year Ended
                                -------------------------------------------
                                February           January          January
                                 3, 2001          29, 2000         30, 1999
                                --------          --------         --------
                                               (In thousands)
Pretax income (loss):
        United States               $133            $2,468         $ (3,555)
        Foreign                       76            (3,448)          (2,501)
                                    ----            ------         --------
                                    $209            $ (980)        $ (6,056)
                                    ====            ======         ========

                      Cygne Designs, Inc. and Subsidiaries

10.  INCOME TAXES (CONTINUED)

Significant components of the provision for income taxes are as follows:

                                                 Year Ended
                                -------------------------------------------
                                February           January          January
                                 3, 2001          29, 2000         30, 1999
                                 -------          --------         --------
                                               (In thousands)
Current:
    Foreign                         $ --            $   17         $    182
    State and local                   20                30               87
                                    ----            ------         --------
Total                               $ 20            $   47         $    269
                                    ====            ======         ========


The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:


                                                              Year Ended
                                           -----------------------------------------------------
                                           February             January               January
                                            3, 2001            29, 2000               30, 1999
                                           --------            --------               --------
                                                            (In thousands)

Tax at U.S. statutory rates              $71     34.0%     $(333)   (34.0%)      $(2,059)   (34.0%)
Loss, no benefit provided                 --       --        333     34.0          2,059     34.0
Reversal of valulation
allowance                                (71)   (34.0)        --       --             --       --
Foreign and state income
    taxes                                 20     10.6         47      4.8            269      4.4
                                         ---     ----      -----     ----        -------     ----
                                         $20     10.6%     $  47      4.8%       $   269      4.4%
                                         ===     ====      =====     ====        =======     ====


As of February 3, 2001, based upon tax returns filed and to be filed the Company expects to report a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

                      Cygne Designs, Inc. and Subsidiaries

As of February 3, 2001, based upon tax returns filed and to be filed the Company expects to report net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019.

TAX AUDITS

The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc., a wholly-owned subsidiary, for its taxable years ended December 31, 1990 through October 7, 1994 (the date GJM (US) Inc. was acquired by the Company). To date, the IRS has informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16 million (including some penalties but not interest). Depending on the amount of the deficiency, the amount of interest could be significant. The outcome of the GJM (US) Inc. audit cannot be predicted at this time. Although the Company is disputing the proposed adjustment and believes that it has established appropriate accounting reserves with respect to this matter, an adverse decision in this matter would have a material adverse impact on the Company and its financial condition, results of operations and cash flow.

On October 31, 1999, the date of sale of the Company's Knit business, the Company's wholly-owned subsidiary, M.T.G.I. - Textile Manufacturers Group (Israel) Ltd. ("MTGI") had its Israeli tax free status terminated retroactive to January 1, 1994. In June 2000, MTGI accepted and paid the Israeli Tax Authority assessment, including interest, of approximately $412,000 due on account of the termination of its tax-free status for the years ended December 31, 1994 through December 31, 1997.

The Company is subject to other ongoing tax audits in several jurisdictions, including Israel for years 1998 and 1999 and Guatemala for the years ended 1998, 1999 and 2000. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position, results of operations, and cash flow.

11. SEGMENT INFORMATION

During the years 1998 and 1999, based on the criteria in SFAS No. 131, the Company operated in two segments of the apparel market: woven career and casual women's sportswear and knit career and casual women's sportswear. The Company sold its Knit business in 1999. (see Note 2). Starting in the year 2000 the Company operated in one segment of the apparel market: women's career and casual apparel.

                      Cygne Designs, Inc. and Subsidiaries

Net sales to unaffiliated customers and identifiable assets were as follows:


                                                                         Knit             Woven
                                                                     Division          Division         Corporate         Total
                                                                     --------          --------         ---------        -------
Year ended January 29, 2000                                                                  (In thousands)
Net sales .........................................................   $32,008           $23,390            $   --        $55,398
Gross profit ......................................................     1,480             3,261                --          4,741
Selling, general and administrative expenses ......................       685             2,005             1,184          3,874
Provision for impairment of Knit business assets ..................     1,625                --                --          1,625
Recoupment of lease termination expenses ..........................        --                --              (186)          (186)
                                                                      -------           -------            ------        -------
(Loss) income from operations .....................................   $  (830)          $ 1,256            $ (998)          (572)
                                                                      =======           =======            ======
Interest income ...................................................                                                          122
Interest expense ..................................................                                                          530
                                                                                                                         -------
(Loss) before income taxes ........................................                                                         (980)
Provision for income taxes ........................................                                                           47
                                                                                                                         -------
Net loss ..........................................................                                                      $(1,027)
                                                                                                                         =======
Depreciation expense ..............................................   $   131           $   303            $   15        $   449
                                                                      =======           =======            ======        =======
Identifiable assets ...............................................        --           $ 6,919            $7,849        $14,768
                                                                                        =======            ======        =======


                                                                         Knit             Woven
                                                                     Division          Division         Corporate         Total
                                                                     --------          --------         ---------        -------
Year ended January 30, 1999                                                                  (In thousands)
Net sales .........................................................   $25,891           $17,122          $     --        $43,013
Gross profit (loss) ...............................................     1,053              (793)               --            260
Selling, general and administrative expenses ......................       841             1,493             2,047          4,381
Amortization of intangibles .......................................       364                --                --            364
Provision for impairment of Knit business assets ..................     2,564                --                --          2,564
Recoupment of lease termination expenses ..........................        --                --              (902)          (902)
                                                                      -------           -------          --------        -------
(Loss) from operations ............................................   $(2,716)          $(2,286)         $ (1,145)        (6,147)
                                                                      =======           =======          ========
Interest income ...................................................                                                          428
Interest expense ..................................................                                                          337
                                                                                                                         -------
(Loss) before income taxes ........................................                                                       (6,056)
Provision for income taxes ........................................                                                          269
                                                                                                                         -------
Net loss ..........................................................                                                      $(6,325)
                                                                                                                         =======
Depreciation expense ..............................................   $   173           $   296                --        $   469
                                                                      =======           =======          ========        =======
Identifiable assets ...............................................   $10,326           $ 9,705          $  3,568        $23,599
                                                                      =======           =======          ========        =======

                      Cygne Designs, Inc. and Subsidiaries

12.  EMPLOYEE BENEFIT PLANS

The Company does not provide any post employment or post retirement benefits to its current or former employees. The Company implemented a 401(k) plan for domestic employees on February 2, 1997. The Company will match 33% of the employee's contributions up to 3% of the employee's voluntary contribution. Total contributions for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 amounted to approximately $5,000, $6,000 and $12,000, respectively.

                      Cygne Designs, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts


                                          BALANCE AT     CHARGE TO
                                        BEGINNING OF     COSTS AND    DEDUCTION        BALANCE AT
DESCRIPTION                                   PERIOD      EXPENSES    (DESCRIBE)*   END OF PERIOD
-----------                             ------------     ---------    ---------     -------------

Reserves for returns and allowances:

   Year ended January 30, 1999                   109          641          648               102

   Year ended January 29, 2000                   102        1,081          971               212

   Year ended February 3, 2001                   212          365          288               289

*Write-off of uncollectible amounts
