Form 10-K/A
period 2001-02-03
CYGNE DESIGNS INC
filed 2001-05-22
CIK 906782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10K/A

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the fiscal year ended February 3, 2001.

                         Commission File Number 0-22102

                               CYGNE DESIGNS, INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                              04-2843286
----------------                                                      ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

1410 BROADWAY, NEW YORK, NEW YORK                                          10018
---------------------------------                                          -----
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

Documents incorporated by reference:   None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors:

The directors of the Company are as follows:

                           YEAR FIRST
                             BECAME
DIRECTOR              AGE    DIRECTOR     PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS
--------              ---    --------     -----------------------------------------------
James G. Groninger    57     1993         President of the BaySouth Company since January 1995.

Bernard M. Manuel     53     1988         Chief Executive Officer of Cygne since October 1988
                                          and Chairman of the Board since December 1989.

Mr. Groninger is a director of Layton BioScience, Inc. and NPS Pharmaceuticals.

In September 1993 the Company established an Audit Committee and a Compensation Committee. Mr. Groninger is the sole member of the Compensation Committee and the Audit Committee. The Audit Committee is charged with reviewing the Company's annual audit and meeting with the Company's independent accountants to review the Company's internal controls and financial management practices. The Compensation Committee reviews compensation practices, recommends compensation for the Company's executives and key employees, and functions as the Committee under the Company's 1993 Stock Option Plan. Each of the Compensation Committee and the Audit Committee met once during the year ended February 3, 2001.

During the fiscal year ended February 3, 2001, the Board of Directors held four meetings. Each director attended all of the meetings of the Board of Directors held when he was a director and of all committees of the Board of Directors on which he served.

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

Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the fiscal year ended February 3, 2001, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

Executive Officers:

See "Item 1.  Business - Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid or to be paid by the Company or its subsidiaries as well as certain other compensation paid or accrued, during the fiscal years indicated, in all capacities in which they served, to (i) the Company's Chief Executive Officer and (ii) the Company's only other executive officer at February 3, 2001.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                                ALL OTHER
                                                         YEAR       SALARY      COMPENSATION(1)
                                                         ----       -------     ---------------
Bernard M. Manuel                                        2000       400,000         928(2)
Chairman of the Board and Chief Executive Officer        1999       400,000         941(2)
                                                         1998       403,000       1,001(2)

Roy E. Green                                             2000       245,000       3,141(3)
Senior Vice President - Chief Financial Officer,         1999       245,000       3,141(3)
   Treasurer and Secretary                               1998       245,000       3,685(3)

----------
(1) Consists of certain insurance premiums on term life insurance paid by Cygne, for the benefit of the named individuals, except as otherwise noted.

(2) Includes $818, $818 and $822 for years 2000, 1999 and 1998, respectively, representing Cygne's matching contribution pursuant to its 401(k) defined contribution plan.

(3)  Includes $2,251, $2,251 and $2,425 for years 2000, 1999 and 1998, respectively, representing Cygne's matching contribution pursuant to its 401(k) defined contribution plan.

During the fiscal year ended February 3, 2001, no options were granted to the persons named in the Summary Compensation Table.

The following table sets forth information with respect to (i) stock options exercised in the fiscal year ended February 3, 2001 by the persons named in the Summary Compensation Table and (ii) unexercised stock options held by such individuals on February 3, 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                             NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED,
                                                                OPTIONS HELD AT              IN-THE-MONEY OPTIONS
                                                              FISCAL YEAR END (#)           AT FISCAL YEAR END (1)
                                                          --------------------------     --------------------------
                      SHARES ACQUIRED      VALUE                         UN-                            UN-
NAME                  ON EXERCISE (#)      REALIZED       EXERCISABLE    EXERCISABLE     EXERCISABLE    EXERCISABLE
----                  ---------------      --------       -----------    -----------     -----------    -----------
Bernard M. Manuel           --               --               55,000          --              $0             $0
Roy E. Green                --               --               80,000                          $0             $0

(1) Based on the closing stock price of the Common Stock on February 3, 2001 of $0.23.


EMPLOYMENT AGREEMENTS

The Company currently has employment agreements with Bernard M. Manuel, its Chairman and Chief Executive Officer, and Roy Green, its Senior Vice President - Chief Financial Officer and Treasurer, and Secretary. These employment agreements, which currently expire on April 30, 2002, provide for automatic renewal for successive one year terms unless either party notifies the other to the contrary at least 90 days prior to its expiration. The employment agreements require each employee to devote substantially all of his time and attention to the Company's business as necessary to fulfill his duties. Pursuant to the employment agreements, Messrs. Manuel and Green are currently entitled to an annual salary at a rate of $602,540 and $279,131, respectively, subject to annual cost of living increases, although Mr. Manuel has accepted a reduction in salary to $400,000 and Mr. Green has accepted a salary reduction to $245,000. The employment agreements also provide for the payment of bonuses in such amounts as may be determined by the Board. Under the employment agreements, the employee may terminate his employment upon 30 days' notice. The employment agreements provide that in the event the employee's employment is terminated by the Company at any time for any reason other than justifiable cause, disability, or death, or the Company fails to renew the agreement at any time within two years following a "Change of Control of the Company," the Company must pay the employee his base salary and permit participation in benefit programs for the greater of (i) the remaining term of the agreement or (ii) two years in the case of Mr. Manuel and one year in the case of Mr. Green. In the event the Company elects not to renew the agreement (other than within two years following a "Change in Control in the Company"), the Company will, (a) in the case of Mr. Manuel, pay him a severance payment equal to the lesser of (i) two months' salary plus one-sixth of his most recently declared bonus for each year he has been employed by the Company or (ii) one year's annual salary, and (b) in the case of Mr. Green, pay him a severance payment equal to the lesser of (i) one month's salary plus one-twelfth of his most recently declared bonus for each year he has been employed by the Company or (ii) six months' salary. Each agreement contains confidentiality provisions, whereby each executive agrees not to disclose information regarding the Company, as well as non-competition covenants. The non-competition covenants survive the termination of an employee's employment for the greater of (i) the remaining term of the agreement or (ii) two years in the case of Mr. Manuel and one year in the case of Mr. Green.

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

Act), of 40% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and Cygne, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

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

The Company adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), pursuant to which options to acquire a maximum aggregate of 100,000 shares of Common Stock may be granted to non-employee directors. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for the automatic grant to each of the Company's non-employee directors of (1) an option to purchase 10,000 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors, and (2) an option to purchase 2,000 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on such anniversary date a non-employee director. The options have an exercise price of 100% of the fair market value of the Company's Common Stock on the date of the grant, have a ten-year term, and become exercisable in four equal annual installments commencing on the first anniversary of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors'
Plan). The options may be exercised by payment in cash, check, or shares of Common Stock. On each of April 15, 2000 and April 15, 2001, the anniversary dates of his initial election to the Board of Directors, Mr. Groninger was granted options to purchase 2,000 shares of Common Stock at a purchase price of $0.234, and $0.14, respectively, the fair market values of the Company's Common Stock on the dates of grant.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 30, 2001 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the SEC) of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock; (ii) each director of Cygne; (iii) each executive officer named in the Summary Compensation Table (see "Item 11. Executive Compensation"); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                                               AMOUNT AND NATURE
                                               OF BENEFICIAL
                                               OWNERSHIP OF        PERCENTAGE OF
                                               CYGNE               CYGNE
NAME AND ADDRESS                               COMMON STOCK (1)    COMMON STOCK
----------------                               ----------------    ------------
James G. Groninger(2)                              22,500               *
Bernard M. Manuel(3)                            5,001,975             40.0%
Roy E. Green(4)                                    80,000               *
Directors and executive officers as a group
(3 persons)(5)                                  5,102,475             40.0%

*  Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(2) Consist of 22,500 shares issuable pursuant to options which are exercisable within 60 days of April 30, 2001. Does not include 3,500 shares which are the subject of options which are not exercisable within 60 days of April 30, 2001.

(3) Includes 55,000 shares issuable pursuant to options. Mr. Manuel's address is c/o Cygne Designs, Inc., 1410 Broadway, New York, New York 10018.

(4)  Consists of shares issuable pursuant to options.

(5) Includes 157,500 shares issuable pursuant to options which are exercisable within 60 days of April 30, 2001. See Notes 2, 3, and 4.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CYGNE DESIGNS, INC.


                                 By: /s/ Roy E. Green
                                 -------------------------------
                                 Roy E. Green
                                 Senior Vice President - Chief Financial Officer and Treasurer and Secretary

May 22, 2001