Form 10-Q
period 2001-05-05
CYGNE DESIGNS INC
filed 2001-06-19
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 5, 2001

                                       or

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to__________________

                           Commission File No. 0-22102

                               CYGNE DESIGNS, INC.

              DELAWARE                                     04-2843286
              --------                                     ----------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

   1410 BROADWAY, NEW YORK, NEW YORK                          10018
---------------------------------------                       -----
(Address of principal executive offices)                    (Zip Code)

                                 (212) 997-7767
                               -----------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                               -----------------
  (Former name, address, and former fiscal year, if changed since last report)

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

Common Stock, $0.01 par value, 12,438,038 shares as of June 15, 2001.

                      Cygne Designs, Inc. and Subsidiaries

                               Index to Form 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at May 5, 2001 and February 3, 2001...............3

Consolidated Statements of Operations for the
  three months ended May 5, 2001 and April 29, 2000...........................4

Consolidated Statements of Stockholders" Equity for the
  three months ended May 5, 2001..............................................5

Consolidated Statements of Cash Flows for the
  three months ended May 5, 2001 and April 29, 2000...........................6

Notes to Consolidated Financial Statements....................................7

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations........................10

PART II OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.....................................14

                      Cygne Designs, Inc. and Subsidiaries

                     Consolidated Balance Sheet (Unaudited)


                                                                       May 5,    February 3,
                                                                        2001        2001
                                                                     ---------    ---------
                                                                      (In thousands, except
                                                                   share and per share amounts)
Assets
Current assets:
  Cash                                                               $   3,184    $   2,378
  Trade accounts receivable, net                                         5,136        3,633
  Inventory                                                              2,224        5,225
  Other receivables and prepaid expenses                                   354          453
                                                                     ---------    ---------
Total current assets                                                    10,898       11,689
Fixed assets, net                                                        2,226        2,255
Other assets (includes restricted cash of $1,000,
  at May 5, 2001 and February 3, 2001 respectively)                      1,053        1,042
                                                                     ---------    ---------
Total assets                                                         $  14,177    $  14,986
                                                                     =========    =========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                   $     774    $   2,108
  Accrued expenses                                                       2,470        2,004
  Income taxes payable                                                   5,540        5,542
                                                                     ---------    ---------
Total current liabilities                                                8,784        9,654

Stockholders" equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized:  none issued and outstanding                              --           --
  Common stock, $0.01 par value; 25,000,000 shares
    authorized:  12,438,038 shares issued and outstanding                  124          124
  Paid-in capital                                                      120,918      120,918
  Accumulated deficit                                                 (115,649)    (115,710)
                                                                     ---------    ---------
Total stockholders" equity                                               5,393        5,332
                                                                     ---------    ---------
Total liabilities and stockholders' equity                           $  14,177    $  14,986
                                                                     =========    =========

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)

                                                            Three Months Ended
                                                           --------------------
                                                            May 5,     April 29,
                                                             2001        2000
                                                           --------    --------
                                                           (In thousands, except
                                                             per share amounts)

Net sales                                                  $ 10,230    $  5,117
Cost of goods sold                                            8,926       4,354
                                                           --------    --------
Gross profit                                                  1,304         763
Selling, general, and administrative expenses                 1,256         698
                                                           --------    --------
Income from operations                                           48          65
Interest income                                                  28          51
Interest expense                                                 (6)        (18)
                                                           --------    --------
Income before income taxes                                       70          98
Provision for income taxes                                        9           5
                                                           --------    --------
Net income                                                 $     61    $     93
                                                           ========    ========
Net income per share -- basic and dilutive                 $   0.00    $   0.01
                                                           ========    ========
Weighted average number of common shares outstanding         12,438      12,438
                                                           ========    ========

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

           Consolidated Statement of Stockholders" Equity (Unaudited)


                                        Common Stock
                                    --------------------
                                      Number                  Paid-in     (Accumulated
                                    Of Shares     Amount      Capital        Deficit)       Total
                                    ---------     ------      --------    -------------     ------
                                                 (In thousands)
Balance at February 3, 2001          12,438        $124       $120,918     $ (115,710)      $5,332
Net income for the three
  months ended May 5, 2001               --          --           --               61           61
                                     ------        ----       --------     ----------       ------
Balance at May 5, 2001               12,438        $124       $120,918     $ (115,649)      $5,393
                                     ======        ====       ========     ===========      ======

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

                                                            Three Months Ended
                                                           --------------------
                                                            May 5,    April 29,
                                                             2001       2000
                                                           -------    -------
                                                              (In thousands)
Operating activities
Net income                                                 $    61    $    93
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                                  98         81
  Changes in operating assets and liabilities:
    Trade accounts receivable                               (1,503)     1,046
    Inventory                                                3,001       (753)
    Other receivables and prepaid expenses                      99         (9)
    Other assets                                               (11)         8
    Accounts payable                                        (1,334)      (571)
    Accrued expenses                                           466       (604)
    Income taxes payable                                        (2)        (1)
                                                           -------    -------
Net cash provided by (used in) operating activities            875       (710)

Investing activities
Purchase of fixed assets, net                                  (69)       (15)
                                                           -------    -------
Net cash used in investing activities                          (69)       (15)

Net increase (decrease) in cash                                806       (725)
Cash at beginning of period                                  2,378      7,020
                                                           -------    -------
Cash at end of period                                      $ 3,184    $ 6,295
                                                           =======    =======

Supplemental disclosures
Income taxes paid                                          $     7    $     6
                                                           =======    =======
Interest paid                                              $     6    $    18
                                                           =======    =======

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                   May 5, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 5, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended February 2, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001. The balance sheet at February 3, 2001 has been derived from the audited financial statements at that date. The Company's fiscal year ends on the Saturday nearest to January 31.

2. INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                                   May 5,       February 3,
                                                    2001           2001
                                                   -------      -----------
                                                        (In thousands)
Raw materials and Work-in-Process                  $ 1,447       $ 4,263
Finished goods                                         777           962
                                                   -------       -------
                                                   $ 2,224       $ 5,225
                                                   =======       =======

3. CREDIT FACILITIES

The Company obtains letters of credit from a domestic bank secured by a cash deposit from the Company. The Company had restricted cash at a bank of $1,000,000, at May 5, 2001 and February 3, 2001 respectively, to secure letters of credit and is recorded in other assets. Outstanding letters of credit at May 5, 2001 were $328,000. On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC (see Note 7 for information regarding agreement).

4. LITIGATION

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 5 for information regarding income tax audits.

5. INCOME TAX

The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date of GJM (US) Inc. was acquired by the Company). To date, the IRS has informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16,000,000 (including some penalties but not interest).

                      Cygne Designs, Inc. and Subsidiaries

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

The Company is subject to other ongoing tax audits in several jurisdictions including Israel for years 1998 and 1999 and Guatemala for the years ended 1998, 1999 and 2000. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position, results of operations, and cash flow.

As of February 3, 2001, based upon tax returns filed and to be filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2019. Under Section 382 of the U.S. Internal Revenue Code, if there is a more then 50% ownership change (as defined therein) with respect to the Company's stock in any three-year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of February 3, 2001, based upon tax returns filed and to be filed, the Company reported a net operating loss carryforward for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019.

6. SEGMENT INFORMATION

Based on the criteria in SFAS No. 131, the Company operates in one segment of the apparel market--women's career and casual sportswear.

7. SUBSEQUENT EVENTS

On May 13, 2001 the Company acquired from Best Knits, L.L.C ("Seller") the rights and obligation of all the customer purchase orders held by the Seller at the closing date and the trade name and domain name "Best Knits". Best Knits, located in Irbid, Jordan, is a manufacturer of private label women's knit tops for sale to retailers located in the United States. To produce these orders under the terms of the Agreement, the Company (i) assumed all outstanding vendor purchase orders issued by the Seller directly related to the acquired customer purchase orders, (ii) purchased from the Seller all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan for the eighteen month period starting May 2001 with the Seller, which includes 60,000 square feet of manufacturing and office space, approximately 550 sewing machines, cutting and pressing equipment and office furniture and equipment, (iv) hired substantially all of the approximately 650 employees, employed by the Seller and (v) paid the Seller $500,000 for the trade name and customer relationships of which $200,000 was paid in cash at the closing and the remaining $300,000 through the issuance of a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001.

                      Cygne Designs, Inc. and Subsidiaries

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC ("GMACCC"). The agreement provides for a Revolving Facility of $8,000,000, including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowing under this Facility bear a rate of interest of the lesser of (i) LIBOR plus 3% or (ii) prime plus 0.5% and are secured by substantially all of the Company's assets. In addition, the facility is subject to various financial covenants including requirements for tangible net worth and fixed charge coverage ratios, among others. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC upon a default under the agreement. If this agreement was in effect at May 5, 2001 the Company could have borrowed approximately $3,500,000, based on the borrowing base formula.

As a result of the transaction between the Company and Best Knits on May 13, 2001, the Company is in default of the Agreement. The Company is currently in discussion with GMACCC to remedy the default, although there can be no assurance it will be able to do so. If the Company is unable to remedy the default and GMACCC terminates the credit facility, the Company's business may be adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

Statements in this report concerning the Company's business outlook or future economic performance; anticipated results of operations, revenues, expenses, or other financial items; private label and brand name products and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance, or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties, and factors include, but are not limited to, a decline in demand for merchandise offered by the Company or changes, including increases in the rate of import duties or adverse changes in export quotas, dependence on a key customer, risk of operations and suppliers in foreign countries, competition, adverse decision in its federal tax audit of GJM (US) Inc., termination of its credit facility and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended February 3, 2001. The Company assumes no obligation to update or revise any such forward-looking statements.

GENERAL

On May 13, 2001 the Company acquired from Best Knits, L.L.C ("Seller") the rights and obligation of all the customer purchase orders held by the Seller at the closing date and the trade name and domain name " Best Knits". Best Knits, located in Irbid, Jordan, is a manufacturer of private label women's knit tops for sale to retailers located in the United States. To produce these orders under the terms of the Agreement, the Company (i) assumed all outstanding vendor purchase orders issued by the Seller directly related to the acquired customer purchase orders, (ii) purchased from the Seller all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan for the eighteen month period starting May 2001 with the Seller, which includes 60,000 square feet of manufacturing and office space, approximately 550 sewing machines, cutting and pressing equipment and office furniture and equipment, (iv) hired substantially all of the approximately 650 employees, employed by the Seller and (v) paid the Seller $500,000 for the trade name and customer relationships of which $200,000 was paid in cash at the closing and the remaining $300,000 through the issuance of a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001.

During the first quarter of 2001 and 2000, The Limited, Inc. accounted for 54% and 97%, respectively, of Cygne's net sales. Although Cygne has a long-established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with The Limited, Inc. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc.

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

RESULTS OF OPERATIONS

The following table is derived from the Company's consolidated statements of operations for the three months ended May 5, 2001 and April 29, 2000 and expresses for the periods certain data as a percentage of net sales:

                                                   Three Months Ended
                                                 -----------------------
                                                  May 5,       April 29,
                                                   2001          2000
                                                 -------       --------
Net sales                                          100%          100%
                                                  =====         =====
Gross profit                                       12.7          14.9
Selling, general, and administrative expenses      12.2          13.6
                                                  -----         -----
Income from operations                              0.5           1.3
Interest income (expense ),net                      0.2           0.6
                                                  -----         -----
Income before income taxes                          0.7           1.9
Provision for income taxes                          0.1           0.1
                                                  -----         -----
Net income                                          0.6           1.8
                                                  =====         =====

THREE MONTHS ENDED MAY 5, 2001 COMPARED TO THREE MONTHS ENDED APRIL 29, 2000

NET SALES

Net sales for the first quarter of 2001 were $10,230,000, an increase of $5,113,000 or 100% from $5,117,000 in the first quarter of 2000.

The increase in sales was primarily attributed to sales to a new customer ("Dillard"s") of $4,204,000 and increased sales to the Limited Inc. The sales to Dillard"s in the first quarter is not indicative of future sales. The Limited, Inc. accounted for 54% of the net sales for the first quarter of 2001 compared to 97% in the comparable period in 2000.

GROSS PROFIT

The gross profit for the first quarter of 2001 was $1,304,000, an increase of $541,000 from the gross profit of $763,000 for the comparable period in 2000. The increase in gross profit for the first quarter was attributable to the increase in sales. The gross margin of 12.7% for the first quarter of 2001, decreased from gross margin of 14.9% for the comparable quarter in 2000 primarily due to changes in product mix and pricing pressures.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the first quarter of 2001 were $1,256,000, an increase of $558,000 from $698,000 in the comparable period in 2000. The increase for the first quarter of 2001 compared to the comparable period in 2000 was primarily attributable to: (i) the establishment of a sales, marketing and manufacturing team to service a new customer, (ii) an increase in personnel to service anticipated additional sales from the existing customer and
(iii) travel expenses incurred in connection with the transaction with Best Knits (see Note 7).

INTEREST

Net interest income for the first quarter of 2001 was $22,000 compared to net interest income of $33,000 for the comparable period in 2000. The decrease in interest income for the first quarter of 2001 compared to the comparable prior period was primarily attributable to lower cash balances during the first quarter of 2001 compared to comparable prior period.

PROVISION FOR INCOME TAXES

The provision for income taxes of $9,000 for the first quarter ended May 5, 2001 represents a provision for minimum state income taxes and foreign taxes. The provision for income taxes of $5,000 for the first quarter ended April 29, 2000 represents a provision for minimum state income taxes. As of February 3, 2001, based upon tax returns filed and to be filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2019. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock in any three-year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of February 3, 2001, based upon tax returns filed and to be filed, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1997, the Company had historically financed its operations primarily through financing from lending institutions, financing from customers and third-party trade credit facilities, cash from operations, and the issuance of debt and equity securities.

From February 1, 1997 until May 11, 2001, the Company did not have a domestic credit facility, and Cygne obtained letters of credit issued from a domestic bank secured by a cash deposit from the Company. At May 5, 2001, the Company had restricted cash at a bank of $1,000,000 as collateral for letters of credit. Outstanding letters of credit at May 5, 2001 were $328,000.

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC. ("GMACCC") The Agreement provides for a Revolving Facility of $8,000,000, ("Facility"), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bear a rate of interest of the lesser of (i) LIBOR plus 3% or (ii) prime plus 0.5% and are secured by substantially all of the Company's assets. In addition, the Facility is subject to various financial covenants including requirements for tangible net worth and fixed charge coverage ratios, among others. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC upon default under the Agreement. If this Agreement had been in effect at May 5, 2001 the Company could have borrowed approximately $3,500,000, based on the borrowing base formula.

As a result of the transaction between the Company and Best Knits on May 13, 2001, the Company is in default of the Agreement. The Company is currently in discussion with GMACCC to remedy the default, although there can be no assurance it will be able to do so. If the Company is unable to remedy the default and GMACCC terminates the credit Facility, the Company's business may be adversely affected.

Net cash provided by operating activities for the first quarter of 2001 was $875,000 compared to cash used by operating activities of $710,000 in 2000. The increase in net cash provided by operating activities was primarily the result of decreased working capital requirements. Net cash used in investing activities for 2001 and 2000 consisted of purchase of fixed assets of $69,000 and $15,000, respectively. The increase in fixed asset purchases was primarily related to furniture and computers needed to service the new customer.

The Company's financial performance for the next twelve months will depend on a variety of factors, including the amount of sales to The Limited, Inc., and the success of its newly acquired operations. If the Company has significant operating losses, if it's ability to borrow under its credit facility is limited or terminated or if it suffers an adverse decision in its federal tax audit of GJM (US) Inc., which would require the Company to pay a significant amount of tax, the Company will face severe liquidity pressures which would adversely affect the Company's financial condition and results of operations and cash flow. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits


     Exhibit No.   Description

      2.1           Agreement between Cygne Designs, Inc. and Best Knits L.L.C

     10.31 Revolving Credit and Security Agreement dated as of May 11, 2001, between -GMAC Commercial Credit LLC as Lender and Agent and Cygne Designs, Inc.

b.   Reports on Form 8-K

     None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 15, 2001                  By: /s/ Bernard M. Manuel
                                   --------------------------------------------
                                       Bernard M. Manuel, Chairman of the Board
                                       and Chief Executive Officer

June 15, 2001                  By: /s/ Roy E. Green
                                   --------------------------------------------
                                       Roy E. Green, Senior Vice President,
                                       Chief Financial Officer and Treasurer
                                       and Secretary