Form 10-Q
period 2001-08-04
CYGNE DESIGNS INC
filed 2001-09-18
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 4, 2001

                                       or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to__________________

                           Commission File No. 0-22102

                               CYGNE DESIGNS, INC.

           DELAWARE                                     04-2843286
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   1410 Broadway, New York, New York                     10018
----------------------------------------               ---------
(Address of principal executive offices)               (Zip Code)

                                 (212) 997-7767
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
----------------------------------------------------------------------------
(Former name, address, and former fiscal year, if changed since last report)

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

Common Stock, $0.01 par value, 12,438,038 shares as of September 13, 2001.

                      Cygne Designs, Inc. and Subsidiaries
                               Index to Form 10-Q


PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets at August 4, 2001 and February 3, 2001..........   3

Consolidated Statements of Operations for the
   three and six months ended August 4, 2001 and July 29, 2000..............   4

Consolidated Statements of Stockholders' Equity for the
   six months ended August 4, 2001..........................................   5

Consolidated Statements of Cash Flows for the
   six months ended August 4, 2001, and July 29, 2000.......................   6

Notes to Consolidated Financial Statements..................................   7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................  11

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................  15

                      Cygne Designs, Inc. and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)

                                                                                                       August              February
                                                                                                       4, 2001              3, 2001
                                                                                                       -------             ---------
                                                                                                          (In thousands, except
                                                                                                       share and per share amounts)
Assets
Current assets:
   Cash ....................................................................................          $   1,070           $   2,378
   Trade accounts receivable, net ..........................................................              5,026               3,633
   Inventory ...............................................................................              5,499               5,225
   Other receivables and prepaid expenses ..................................................                689                 453
                                                                                                      ---------           ---------
Total current assets .......................................................................             12,284              11,689
Fixed assets, net ..........................................................................              2,260               2,255
Goodwill and other intangibles .............................................................                472                --
Other assets (includes restricted cash of $1,000, at August 4, 2001 and
February 3, 2001 respectively) .............................................................              1,053               1,042
                                                                                                      ---------           ---------
Total assets ...............................................................................          $  16,069           $  14,986
                                                                                                      =========           =========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable ........................................................................          $   2,603           $   2,108
   Accrued expenses ........................................................................              2,457               2,004
   Income taxes payable ....................................................................              5,545               5,542
                                                                                                      ---------           ---------
Total current liabilities ..................................................................             10,605               9,654

Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000 shares
    authorized:  none issued and outstanding ...............................................               --                  --
   Common stock, $0.01 par value; 25,000,000 shares
    authorized:  12,438,038 shares issued and outstanding ..................................                124                 124
   Paid-in capital .........................................................................            120,918             120,918
   Accumulated deficit .....................................................................           (115,578)           (115,710)
                                                                                                      ---------           ---------
Total stockholders' equity .................................................................              5,464               5,332
                                                                                                      ---------           ---------
Total liabilities and stockholders' equity .................................................          $  16,069           $  14,986
                                                                                                      =========           =========

                             See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)


                                                           Three Months Ended                         Six Months Ended
                                                       --------------------------                --------------------------
                                                       August              July                     August            July
                                                       4, 2001           29, 2000                  4, 2001         29, 2000
                                                       -------           --------                -------------     --------
                                                                     (In thousands, except per  share amounts)
Net sales ........................................     $ 9,230          $ 6,771                    $19,460        $11,888
Cost of goods sold ...............................       7,949            5,964                     16,837         10,318
                                                       -------          -------                    -------        -------
Gross profit .....................................       1,281              807                      2,623          1,570
Selling, general, and administrative expenses ....       1,094              826                      2,388          1,524
Amortization of intangibles ......................          28                -                         28              -
                                                       -------          -------                    -------        -------
Income ( loss) from operations ...................         159             (19)                        207             46
Interest income ..................................           5               52                         33            103
Interest expense .................................        (83)             (14)                       (89)            (32)
                                                       -------          -------                    -------        -------
Income before income taxes .......................          81               19                        151            117
Provision for income taxes .......................          10                5                         19             10
                                                       -------          -------                     ------         ------
Net income .......................................      $   71           $   14                     $  132         $  107
                                                        ======           ======                     ======         ======
Net income per share -- basic and dilutive .......      $ 0.01           $ 0.00                     $ 0.01         $ 0.01
                                                        ======           ======                     ======         ======
Weighted average number of common shares
 outstanding .....................................      12,438           12,438                     12,438         12,438
                                                        ======           ======                     ======         ======

                             See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

           Consolidated Statement of Stockholders' Equity (Unaudited)



                                                     Common Stock
                                             ----------------------------
                                               Number                                   Paid-in         (Accumulated
                                             of Shares             Amount               Capital           Deficit)          Total
                                             ---------             ------               -------         ------------        -----
                                                                              (In thousands)
Balance at February 3, 2001 .............       12,438               $124              $120,918           $(115,710)       $5,332
Net income for the six
 months ended August 4, 2001 ............           --                 --                    --                  132          132
                                                ------               ----              --------           ---------        ------
Balance at August 4, 2001 ...............       12,438               $124              $120,918           $(115,578)       $5,464
                                                ======               ====              ========           ==========       ======

                             See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)


                                                           Six Months Ended
                                                         -------------------
                                                          August      July
                                                         4, 2001    29, 2000
                                                         -------    --------
                                                            (In thousands)
Operating activities
Net income ...........................................   $   132    $   107
Adjustments to reconcile net income to net cash
 used in  operating activities:
   Depreciation ......................................       199        168
   Amortization of intangibles .......................        28       --
   Changes in operating assets and liabilities:
     Trade accounts receivable .......................    (1,393)       338
     Inventory .......................................      (274)      (512)
     Other receivables and prepaid expenses ..........      (236)        65
     Other assets ....................................       (11)         8
     Accounts payable ................................       495       (106)
     Accrued expenses ................................       173       (938)
     Income taxes payable ............................         3         (1)
                                                         -------    -------
Net cash used in  operating activities ...............      (884)      (871)

Investing activities
Purchase of fixed assets, net ........................      (204)       (41)
Purchase of goodwill and other intangibles ...........      (220)      --
                                                         -------    -------
Net cash used in investing activities ................      (424)       (41)
                                                         -------    -------
Net decrease  in cash ................................    (1,308)      (912)
Cash at beginning of period ..........................     2,378      7,020
                                                         -------    -------
Cash at end of period ................................   $ 1,070    $ 6,108
                                                         =======    =======

Supplemental disclosures
Income taxes paid ....................................   $    17    $    11
                                                         =======    =======
Interest paid ........................................   $    89    $    32
                                                         =======    =======

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                 August 4, 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 4, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended February 2, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001. The balance sheet at February 3, 2001 has been derived from the audited financial statements at that date. The Company's fiscal year ends on the Saturday nearest to January 31.

2. ACQUISITION

On May 13, 2001, the Company acquired from Best Knits, L.L.C ("Best Knits" or "Seller") the rights and obligation of all the customer purchase orders held by the Seller at the closing date and the trade name and domain name " Best Knits". Best Knits, located in Irbid, Jordan, is a manufacturer of private label women's knit tops for sale to retailers located in the United States. To produce these orders under the terms of the Agreement, the Company (i) assumed all outstanding vendor purchase orders issued by the Seller directly related to the acquired customer purchase orders, (ii) purchased from the Seller all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan for the eighteen month period starting May 2001 with the Seller, which includes 60,000 square feet of manufacturing and office space, approximately 550 sewing machines, cutting and pressing equipment and office furniture and equipment, (iv) hired substantially all of the approximately 650 employees, employed by the Seller and (v) paid the Seller $500,000 for the trade name and customer relationships of which $200,000 was paid in cash at the closing and the remaining $300,000 through the issuance of a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001. The Company is still evaluating the allocation of goodwill and other intangible assets. The resulting goodwill and other intangible assets are being amortized over their estimated useful life of three years.

3. INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                                           August     February
                                                          4, 2001     3, 2001
                                                          -------     --------
                                                             (In thousands)

Raw materials and Work-in-Process ................         $5,033      $4,263
Finished goods ...................................            466         962
                                                           ------      ------
                                                           $5,499      $5,225
                                                           ======      ======

                      Cygne Designs, Inc. and Subsidiaries

4. CREDIT FACILITIES

From February 1, 1997 until May 11, 2001, the Company did not have a credit facility and the Company obtained letters of credit from a domestic bank secured by a cash deposit from the Company. The Company had restricted cash at a bank of $1,000,000, at August 4, 2001 and February 3, 2001, respectively, to secure letters of credit from a domestic bank and is recorded in other assets. Outstanding letters of credit at August 4, 2001 were $422,000.

On May 11, 2001, the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC ("GMACCC"). The agreement provides for a Revolving Facility of $8,000,000, including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowing under this Facility bear a rate of interest of the lesser of (i) LIBOR plus 3% or (ii) prime plus 0.5% and are secured by substantially all of the Company's assets. In addition, the facility is subject to various financial covenants including requirements for tangible net worth and fixed charge coverage ratios, among others. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC upon a default under the agreement. At August 4, 2001 the Company could have borrowed approximately $1,233,000, based on the borrowing base formula. As a result of the transaction between the Company and Best Knits on May 13, 2001, the Company was in default of the Agreement. However, this default has been remedied and the Company is no longer in default.

5. LITIGATION

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations. See Note 6 for information regarding income tax audits.

6. INCOME TAX

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

The Company is subject to other ongoing tax audits in several jurisdictions including Guatemala for the years ended 1998, 1999 and 2000. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position, results of operations, and cash flow.

As of February 3, 2001, based upon tax returns filed and to be filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2019. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than a 50% ownership change (as defined therein) with respect to the Company's stock in any three-year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of February 3, 2001, based upon tax returns filed and to be filed, the Company reported a net operating loss carryforward for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to an annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, which is still being evaluated, as of February 3, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

8. SEGMENT INFORMATION

Based on the criteria in SFAS No. 131, the Company operates in one segment of the apparel market - women's career and casual sportswear.

                      Cygne Designs, Inc. and Subsidiaries

9. SUBSEQUENT EVENT

In August 2001, Prosperity Textiles Ltd. ( "Prosperity") a wholly owned subsidiary of the Company which is located in Jordan, entered into an informal credit facility arrangement with the Egyptian Arab Land Bank. Formal documentation of this credit facility arrangement is currently being completed. This arrangement can be terminated by either party without any notice.

The aggregate credit facility is $2,800,000 and can be used for both short-term borrowings and the issuance of documentary letters of credit. The security for this facility is (i) 50% of the sales value of customers' letters of credit for garments to be shipped by Prosperity, and (ii) 80% of its trade receivables. At September 7, 2001, the Company had borrowings of $573,000 and letters of credit of $496,000, outstanding under this facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

Statements in this report concerning the Company's business outlook or future economic performance; anticipated results of operations, revenues, expenses, or other financial items; private label and brand name products and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance, or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties, and factors include, but are not limited to, a decline in demand for merchandise offered by the Company, or increases in the rate of import duties, adverse changes in export quotas, dependence on a key customer, risk of operations and suppliers in foreign countries, competition, adverse decision in its federal tax audit of GJM
(US) Inc., termination of its credit facilities and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended February 3, 2001. The Company assumes no obligation to update or revise any such forward-looking statements.

GENERAL

On May 13, 2001, the Company acquired from Best Knits, L.L.C ("Best Knits" or "Seller") the rights and obligation of all the customer purchase orders held by the Seller at the closing date and the trade name and domain name " Best Knits". Best Knits, located in Irbid, Jordan, is a manufacturer of private label women's knit tops for sale to retailers located in the United States. To produce these orders under the terms of the Agreement, the Company (i) assumed all outstanding vendor purchase orders issued by the Seller directly related to the acquired customer purchase orders, (ii) purchased from the Seller all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan for the eighteen month period starting May 2001 with the Seller, which includes 60,000 square feet of manufacturing and office space, approximately 550 sewing machines, cutting and pressing equipment and office furniture and equipment, (iv) hired substantially all of the approximately 650 employees, employed by the Seller and (v) paid the Seller $500,000 for the trade name and customer relationships of which $200,000 was paid in cash at the closing and the remaining $300,000 through the issuance of a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001.

During the second quarter of 2001 and 2000, The Limited, Inc. accounted for 56% and 100%, respectively, of Cygne's net sales. During the first six months of 2001 and 2000, the Limited, Inc accounted for 54% and 99%, respectively, of Cygne's net sales. Although Cygne has a long-established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with The Limited, Inc. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc.

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

RESULTS OF OPERATIONS

The following table is derived from the Company's consolidated statements of operations for the three and six months ended August 4, 2001 and July 29, 2000 and expresses for the periods certain data as a percentage of net sales:


                                          Three Months Ended    Six Month Ended
                                          ------------------   -----------------
                                            August     July     August    July
                                           4, 2001   29, 2000  4, 2001  29, 2000
                                           -------   -------   -------  --------

Net sales ...............................     100%      100%      100%      100%
                                            =====     =====     =====     =====
Gross profit ............................    13.9      11.9      13.5      13.2
Selling, general, and administrative
  expenses ..............................    11.9      12.2      12.3      12.8
Amortization ............................     0.3       --        0.1       --
                                            -----     -----     -----     -----
Income (loss) from operations ...........     1.7      (0.3)      1.1       0.4
Interest income (expenses), net .........    (0.8)      0.6      (0.3)      0.6
                                            -----     -----     -----     -----
Income before income taxes ..............     0.9       0.3       0.8       1.0
Provision for income taxes ..............     0.1       0.1       0.1       0.1
                                            -----     -----     -----     -----
Net income ..............................     0.8       0.2       0.7       0.9
                                            =====     =====     =====     =====

THREE AND SIX MONTHS ENDED AUGUST 4, 2001 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2000

NET SALES

Net sales for the second quarter of 2001 were $9,230,000, an increase of $2,459,000 or 36% from $6,771,000 in the second quarter of 2000. Net sales for the first six months of 2001 were $19,460,000, an increase of $7,572,000 or 64% from $11,888,000 in the first six months of 2000.

The increase in sales for the second quarter was primarily attributed to sales to new customers: Target of $2,536,000 and Kmart of $635,000, and Dillard's, which became a customer in the first quarter of 2001, of $842,000 offset by a decrease in sales to The Limited, Inc. of $1,556,000. The increase in sales for the first six months was primarily attributed to sales to new customers:
Dillard's of $5,406,000, Target of $2,536,000 and Kmart of $635,000 partially offset by a decrease in sales to The Limited, Inc. of $1,033,000. The sales to new customers in the first six months are not necessarily indicative of future sales. The Limited, Inc. accounted for 56% of the net sales for the second quarter of 2001 compared to 100% in the comparable period in 2000. The Limited Inc. accounted for 54% of the net sales for the first six months of 2001 compared to 99% in the comparable period in 2000.

GROSS PROFIT

The gross profit for the second quarter of 2001 was $1,281,000, an increase of $474,000 from the gross profit of $807,000 for the comparable period in 2000. The gross profit for the first six months of 2001 was $2,623,000 an increase of $1,053,000 from the gross profit of $1,570,000 in the comparable period in 2000. The increase in gross margin for the second quarter (13.9% vs. 11.9%) and first six months (13.5% vs. 13.2%) were attributable to the changes in product mix and favorable settlements of prior years disputes.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the second quarter of 2001 were $1,094,000, an increase of $268,000 from $826,000 in the comparable period in 2000. Selling, general and administrative expenses for the first six months of 2001 were $2,383,000, an increase of $864,000 from $1,524,000 in the comparable period in 2000.

The increase in selling, general and administrative expense for the second quarter and first six months compared to the comparable periods in 2000 was primarily attributable to: (i) the establishment of sales, marketing and manufacturing teams to service new customers, (ii) an increase in personnel to service anticipated additional sales from the existing customer and (iii) travel expenses incurred in connection with the transaction with Best Knits.


INTEREST

Net interest expense for the first six months of 2001 was $56,000 compared to net interest income of $71,000 for the comparable period in 2000. The decrease in interest income for the first six months of 2001 compared to the comparable prior period was primarily attributable to lower cash balances during the first six months of 2001 compared to the comparable prior period and interest expense incurred in connection with the new credit facility.


PROVISION FOR INCOME TAXES

The provision for income taxes of $19,000 for the six months ended August 4, 2001 represents a provision for minimum state income taxes and foreign taxes. The provision for income taxes of $10,000 for the six months ended July 29, 2000 represents a provision for minimum state income taxes. As of February 3, 2001, based upon tax returns filed and to be filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2019. Under Section 382 of the U.S. Internal Revenue Code, if there is more than a 50% ownership change (as defined therein) with respect to the Company's stock in any three-year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

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

From February 1, 1997 until May 11, 2001, the Company did not have a domestic credit facility, and Cygne obtained letters of credit issued from a domestic bank secured by a cash deposit from the Company. At August 4, 2001, the Company had restricted cash at a bank of $1,000,000 as collateral for letters of credit recorded in other assets. Outstanding letters of credit at August 4, 2001 were $422,000.

On May 11, 2001, the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC. ("GMACCC"). The Agreement provides for a Revolving Facility of $8,000,000 ("Facility"), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bear a rate of interest of the lesser of (i) LIBOR plus 3% or (ii) prime plus 0.5% and are secured by substantially all of the Company's assets. In addition, the Facility is subject to various financial covenants including requirements for tangible net worth and fixed charge coverage ratios, among others. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC upon default under the Agreement. At August 4, 2001 the Company could have borrowed approximately $1,233,000, based on the borrowing base formula. As a result of the transaction between the Company and Best Knits on May 13, 2001, the Company was in default of the Agreement. However, this default has been remedied and the Company is no longer in default.

In August 2001, Prosperity Textiles Ltd. ("Prosperity") a wholly owned subsidiary of the Company which is located in Jordan entered into an informal credit facility arrangement with the Egyptian Arab Land Bank. Formal documentation of this credit facility arrangement is currently being completed. This arrangement can be terminated by either party without any notice.

The aggregate credit facility is $2,800,000 and can be used for both short-term borrowings and the issuance of documentary letters of credit. The security for this facility is (i) 50% of the sales value of customers' letters of credit for garments to be shipped by Prosperity, and (ii) 80% of its trade receivables. At September 7, 2001, the Company had borrowings of $573,000 and letters of credit of $496,000 outstanding under this facility.

Net cash used in operating activities for the first six months of 2001 was $884,000 compared to cash used in operating activities of $871,000 in 2000. The increase in net cash used in operating activities was primarily the result of increase in accounts receivables, inventory and prepaid expenses and other assets offset by an increase in accounts payable and accrued expenses. Net cash used in investing activities for 2001 and 2000 was $424,000 and $41,000 respectively. In 2001, $220,000 is attributable to the purchase of the trade name and customer relationships of Best Knits. In addition, the net cash used consisted of purchase of fixed assets in 2001 and 2000 of $204,000 and $41,000, respectively. The increase in fixed asset purchases was primarily related to machinery and equipment to upgrade the Guatemalan factory and furniture and computers needed to service the new customer.

The Company's financial performance for the next twelve months will depend on a variety of factors, including the amount of sales to The Limited, Inc., the continuation of sales to newly acquired customers and the success of its newly acquired operations. If the Company has significant operating losses, if it's ability to borrow under its credit facilities is limited or terminated or if it suffers an adverse decision in its federal tax audit of GJM (US) Inc., which would require the Company to pay a significant amount of tax, the Company will face severe liquidity pressures which would adversely affect the Company's financial condition and results of operations and cash flow. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a.   Exhibits

            None


     b.   Reports on Form 8-K

            None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



September 14, 2001                  By: /s/ Bernard M. Manuel
                                        ----------------------------------------
                                        Bernard M. Manuel, Chairman of the Board
                                        and Chief Executive Officer



September 14, 2001                   By: /s/ Roy E. Green
                                         ---------------------------------------
                                         Roy E. Green, Senior Vice President,
                                         Chief Financial Officer and Treasurer
                                         and Secretary