Form 10-Q
period 2001-11-03
CYGNE DESIGNS INC
filed 2001-12-18
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 3, 2001

                                       or

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to__________________


                           Commission File No. 0-22102


                               CYGNE DESIGNS, INC.

           DELAWARE                                          04-2843286
 --------------------------------                        -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                          Identification No.)


   1410 BROADWAY, NEW YORK, NEW YORK                           10018
 ---------------------------------------                     ----------
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

Common Stock, $0.01 par value, 12,438,038 shares as of December 14, 2001.

                      Cygne Designs, Inc. and Subsidiaries

                               Index to Form 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at November 3, 2001 and February 3, 2001 .....    3

Consolidated Statements of Operations for the
   three and nine months ended November 3, 2001 and October 28, 2000 .....    4

Consolidated Statements of Stockholders' Equity for the
   nine months ended November 3, 2001.....................................    5

Consolidated Statements of Cash Flows for the
   nine months ended November 3, 2001, and October 28, 2000...............    6

Notes to Consolidated Financial Statements................................    7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................   10

PART II  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders..............   14

ITEM 6.  Exhibits and Reports on Form 8-K.................................   14

                      Cygne Designs, Inc. and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)

                                                      November       February
                                                      3, 2001        3, 2001
                                                    -----------     ----------
                                                       (In thousands, except
                                                    share and per share amounts)
ASSETS
Current assets:
Cash .............................................   $   2,299    $   2,378
  Trade accounts receivable, net .................       4,615        3,633
  Inventory ......................................       4,425        5,225
  Other receivables and prepaid expenses .........       1,015          453
                                                     ---------    ---------
Total current assets .............................      12,354       11,689
Fixed assets, net ................................       2,309        2,255
Goodwill and other intangibles, net ..............         625         --
Other assets (includes restricted cash of $465
  and $1,000, at November 3, 2001 and
  February 3, 2001, respectively) ................         517        1,042
                                                     ---------    ---------
Total assets .....................................   $  15,805    $  14,986
                                                     =========    =========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable ...............................   $   2,355    $   2,108
  Accrued expenses ...............................       2,423        2,004
  Income taxes payable ...........................       5,550        5,542
                                                     ---------    ---------
Total current liabilities ........................      10,328        9,654

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000
    shares authorized: none issued and
    outstanding ..................................        --            --
  Common stock, $0.01 par value; 25,000,000 shares
    authorized: 12,438,038 shares issued and
    outstanding ..................................         124          124
  Paid-in capital ................................     120,918      120,918
  Accumulated deficit ............................    (115,565)    (115,710)
                                                     ---------    ---------
Total stockholders' equity .......................       5,477        5,332
                                                     ---------    ---------
Total liabilities and stockholders' equity .......   $  15,805    $  14,986
                                                     =========    =========


See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)


                                                       Three Months Ended       Nine Months Ended
                                                    ------------------------    -----------------
                                                      November     October      November  October
                                                       3, 2001     28, 2000      3, 2001  28, 2000
                                                    ---------      --------     --------  --------
                                                        (In thousands, except per share amounts)
Net sales ..........................................   $ 11,810    $  8,350    $ 31,270    $ 20,238
Cost of goods sold .................................     10,587       7,448      27,424      17,766
                                                       --------    --------    --------    --------
Gross profit .......................................      1,223         902       3,846       2,472
Selling, general, and administrative expenses ......      1,040         823       3,428       2,347
Amortization of goodwill and other intangibles .....         47        --            75        --
                                                       --------    --------    --------    --------
Income from operations .............................        136          79         343         125
Interest income ....................................       --            58          33         161
Interest expense ...................................       (118)        (14)       (207)        (46)
                                                       --------    --------    --------    --------
Income before income taxes .........................         18         123         169         240
Provision for income taxes .........................          5           5          24          15
                                                       --------    --------    --------    --------
Net income .........................................   $     13    $    118    $    145    $    225
                                                       ========    ========    ========    ========
Net income per share - basic and dilutive ..........   $   0.00    $   0.01    $   0.01    $   0.02
                                                       ========    ========    ========    ========
Weighted average number of common shares outstanding     12,438      12,438      12,438      12,438
                                                       ========    ========    ========    ========


See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

           Consolidated Statement of Stockholders' Equity (Unaudited)

                                    Common Stock
                                  ------------------
                                  Number
                                   of                   Paid-in    (Accumulated
                                  Shares     Amount     Capital       Deficit)     Total
                                  ------   ---------   ----------  ------------  --------
                                                     (In thousands)
Balance at February 3, 2001....   12,438   $     124   $ 120,918   $(115,710)    $   5,332
Net income for the nine
  months ended
  November 3, 2001 ............      --          --          --           145          145
                                 -------    --------    ---------   ---------    ---------
Balance at November 3, 2001 ...   12,438    $    124    $ 120,918   $(115,565)   $   5,477
                                 =======    ========    =========   =========    =========

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

                                                        Nine Months Ended
                                                      ---------------------
                                                      November     October
                                                       3, 2001     28, 2000
                                                      --------     --------
                                                          (In thousands)
Operating activities
Net income .........................................   $   145    $   225
Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
  Depreciation .....................................       292        258
  Amortization of goodwill and other intangibles ...        75       --
  Changes in operating assets and liabilities:
  Trade accounts receivable ........................      (982)       (98)
  Inventory ........................................       800        200
  Other receivables and prepaid expenses ...........      (562)       (24)
  Other assets .....................................       525          8
  Accounts payable .................................       247        (12)
  Accrued expenses .................................       199     (1,097)
  Income taxes payable .............................         8         (1)
                                                       -------    -------
Net cash provided by (used in)  operating activities       747       (517)

Investing activities
Purchase of fixed assets, net ......................      (346)       (52)
Purchase of goodwill and other intangibles .........      (480)      --
                                                       -------    -------
Net cash used in investing activities ..............      (826)       (52)
                                                       -------    -------
Net decrease in cash ...............................       (79)      (569)
Cash at beginning of period ........................     2,378      7,020
                                                       -------    -------
Cash at end of period ..............................   $ 2,299    $ 6,451
                                                       =======    =======
Supplemental disclosures
Income taxes paid ..................................   $    16    $     6
                                                       =======    =======
Interest paid ......................................   $   207    $    46
                                                       =======    =======

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                November 3, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 3, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended February 2, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001. The balance sheet at February 3, 2001 has been derived from the audited financial statements at that date. The Company's fiscal year ends on the Saturday nearest to January 31.

2. ACQUISITION

On May 13, 2001, the Company acquired from Best Knits, L.L.C ("Best Knits" or "Seller") the rights and obligations under all the customer purchase orders held by the Seller at the closing date and the trade name and domain name " Best Knits". Best Knits, located in Irbid, Jordan, is a manufacturer of private label women's knit tops for sale to retailers located in the United States. To produce these orders under the terms of the Agreement, the Company (i ) assumed all outstanding vendor purchase orders issued by the Seller directly related to the acquired customer purchase orders, (ii) purchased from the Seller all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan for the eighteen month period starting May 2001 with the Seller, which includes 66,000 square feet of manufacturing and office space, approximately 550 sewing machines, cutting and pressing equipment and office furniture and equipment, (iv) hired substantially all of the approximately 650 employees employed by the Seller and (v) paid the Seller $500,000 for the trade name and customer relationships, of which $200,000 was paid in cash at the closing and the remaining $300,000 through the issuance of a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001. The Company has recorded $700,000 in goodwill related to this transaction including $200,000 recorded during the third quarter of 2001. The Company is still evaluating the allocation of goodwill and other intangible assets. The resulting goodwill and other intangible assets are being amortized over their estimated useful life of three years.

INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                                  November           February
                                                   3, 2001            3, 2001
                                                   -------            -------
                                                        (In thousands)
Raw materials and Work-in-Process ..............   $3,988             $4,263
Finished goods .................................      437                962
                                                   ------             ------
                                                   $4,425             $5,225
                                                   ======             ======

                      Cygne Designs, Inc. and Subsidiaries

4.   CREDIT FACILITIES

From February 1, 1997 until May 11, 2001, the Company did not have a credit facility and the Company obtained letters of credit from a domestic bank secured by a cash deposit from the Company. Since May 11, 2001, the Company has obtained letters of credit through use of a cash deposit to secure the letters of credit and through its credit facilities. The Company had restricted cash at a bank of $465,000 at November 2001 and $1,000,000 at February 3, 2001, respectively, recorded in other assets, to secure letters of credit from a domestic bank. The total outstanding letters of credit at November 3, 2001 were $1,618,000.

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC. ("GMACCC"). The Agreement provides for a Revolving Facility of $8,000,000 ("Facility"), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bear a rate of interest of the lesser of (i) LIBOR plus 3% or (ii) prime plus 0.5% and are secured by substantially all of the Company's assets. In addition, the Facility is subject to various financial covenants including requirements for tangible net worth and fixed charge coverage ratios, among others. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC upon default under the Agreement. At November 3, 2001 the Company had no borrowings or letters of credit outstanding and could have borrowed or had issued letters of credit in the aggregate amount of approximately $494,000, under this facility.

In August 2001, Prosperity Textiles Ltd. ( "Prosperity") a wholly owned subsidiary of the Company which is located in Jordan, entered into an informal credit facility arrangement with the Egyptian Arab Land Bank. Formal documentation of this credit facility arrangement is currently being completed. This arrangement can be terminated by either party without any notice.

The aggregate credit facility is $2,800,000 and can be used for both short-term borrowings and the issuance of documentary letters of credit. The security for this facility is (i) 50% of the sales value of customers' letters of credit for garments to be shipped by Prosperity, and (ii) 80% of its trade receivables. At November 3, 2001, the Company had no borrowings and letters of credit of $1,153,000 outstanding under this facility. The Company could have increased its borrowings or had additional letters of credit issued in the aggregate amount of approximately $1,647,000.

5.   LITIGATION

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition results of operations and cash flow. See Note 6 for information regarding income tax audits.

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

As of February 3, 2001, based upon tax returns filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2019. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than a 50% ownership change (as defined therein) with respect to the Company's stock in any three-year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of February 3, 2001, based upon tax returns filed, the Company reported a net operating loss carryforward for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to an annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

GENERAL

On May 13, 2001, the Company acquired from Best Knits, L.L.C ("Best Knits" or "Seller") the rights and obligation of all the customer purchase orders held by the Seller at the closing date and the trade name and domain name " Best Knits". Best Knits, located in Irbid, Jordan, is a manufacturer of private label women's knit tops for sale to retailers located in the United States. To produce these orders under the terms of the Agreement, the Company (i ) assumed all outstanding vendor purchase orders issued by the Seller directly related to the acquired customer purchase orders, (ii) purchased from the Seller all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan for the eighteen month period starting May 2001 with the Seller, which includes 66,000 square feet of manufacturing and office space, approximately 550 sewing machines, cutting and pressing equipment and office furniture and equipment, (iv) hired substantially all of the approximately 650 employees, employed by the Seller and (v) paid the Seller $500,000 for the trade name and customer relationships of which $200,000 was paid in cash at the closing and the remaining $300,000 through the issuance of a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001. The Company has recorded $700,000 in goodwill related to this transaction including $200,000 recorded during the third quarter of 2001. The Company is still evaluating the allocation of goodwill and other intangible assets.

During the third quarter of 2001 and 2000, The Limited, Inc. accounted for 49% and 97%, respectively, of Cygne's net sales. During the nine months of 2001 and 2000, the Limited, Inc accounted for 52% and 97%, respectively, of Cygne's net sales. Although Cygne has a long-established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with The Limited, Inc. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc.

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

RESULTS OF OPERATIONS

The following table is derived from the Company's consolidated statements of operations for the three and nine months ended November 3, 2001 and October 28, 2000 and expresses for the periods certain data as a percentage of net sales:

                                         Three Months Ended Nine Months Ended
                                         ------------------ -----------------
                                         November  October  November October
                                          3, 2001  28, 2000  3, 2001 28, 2000
                                         -------  --------- -------- --------
Net sales ..........................       100%     100%       100%     100%
                                         =====    =====      =====    =====
Gross profit .......................      10.3     10.8       12.3     12.2
Selling, general, and administrative
  expenses .........................       8.8      9.9       11.0     11.6
Amortization .......................       0.3      --         0.2      --
                                         -----    -----      -----    -----
Income from operations .............       1.2      0.9        1.1      0.6
Interest income (expense), net .....      (1.0)     0.5       (0.5)     0.6
                                         -----    -----      -----    -----
Income before income taxes .........       0.2      1.4        0.6      1.2
Provision for income taxes .........       0.1      0.0        0.1      0.1
                                         -----    -----      -----    -----
Net income .........................       0.1      1.4        0.5      1.1
                                         =====    =====      =====    =====

THREE AND NINE MONTHS ENDED NOVEMBER 3, 2001 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2000

NET SALES

Net sales for the third quarter of 2001 were $11,810,000, an increase of $3,460,000, or 41%, from $8,350,000 in the third quarter of 2000. Net sales for the nine months of 2001 were $31,270,000 an increase of $11,032,000, or 55%, from $20,238,000 in the nine months of 2000.

The increase in sales for the third quarter was primarily attributed to sales to new customers: Target of $3,133,000, Kmart of $1,856,000, JC Penney of $514,000 and Dillard's, which became a customer in the first quarter of 2001, of $586,000 partially offset by a decrease in sales to The Limited, Inc. of $2,555,000. The increase in sales for the nine months was primarily attributed to sales to new customers: Dillard's of $5,632,000, Target of $5,669,000, Kmart of $2,491,000 and JC Penney of $514,000 partially offset by a decrease in sales to The Limited, Inc. of $3,588,000. The sales to new customers in the nine months are not necessarily indicative of future sales. The Limited, Inc. accounted for 49% of the net sales for the third quarter of 2001 compared to 97% in the comparable period in 2000. The Limited Inc. accounted for 52% of the net sales for the nine months of 2001 compared to 97% in the comparable period in 2000.

GROSS PROFIT

The gross profit for the third quarter of 2001 was $1,223,000, an increase of $321,000 from the gross profit of $902,000 for the comparable period in 2000. The gross profit for the nine months of 2001 was $3,846,000 an increase of $1,374,000 from the gross profit of $2,472,000 in the comparable period in 2000. The decrease in gross margin for the third quarter (10.3% vs. 10.8%) was attributable to product mix. The increase in gross margin for the nine months (12.3% vs. 12.2%) was attributable to the changes in product mix and favorable settlements of prior years disputes.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the third quarter of 2001 were $1,040,000, an increase of $217,000 from $823,000 in the comparable period in 2000. Selling, general and administrative expenses for the nine months of 2001 were $3,428,000, an increase of $1,081,000 from $2,347,000 in the comparable period in 2000.

The increase in selling, general and administrative expense for the third quarter and nine months compared to the comparable periods in 2000 was primarily attributable to the establishment of sales and marketing teams to service new customers.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible which arose in connection with the May 2001 acquisition of the business of Best Knits, L.L.C. being amortized over thirty six months.

INTEREST

Net interest expense for the nine months of 2001 was $174,000 compared to net interest income of $115,000 for the comparable period in 2000. The decrease in interest income for the nine months of 2001 compared to the comparable prior period was primarily attributable to the use of the cash that was invested in short term securities in 2000 and is being used in 2001 as working capital to support the increase in sales. The increase in interest expense for nine months of 2001 was due to borrowings under the Company's credit facilities.

PROVISION FOR INCOME TAXES

The provision for income taxes of $24,000 for the nine months ended November 3, 2001 represents a provision for minimum state income taxes and foreign taxes. The provision for income taxes of $15,000 for the nine months ended October 28, 2000 represents a provision for minimum state income taxes. As of February 3, 2001, based upon tax returns filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2019. Under Section 382 of the U.S. Internal Revenue Code, if there is more than a 50% ownership change (as defined therein) with respect to the Company's stock in any three-year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of February 3, 2001, based upon tax returns filed, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1997, the Company had historically financed its operations primarily through financing from lending institutions, financing from customers and third-party trade credit facilities, cash from operations, and the issuance of debt and equity securities.

From February 1, 1997 until May 11, 2001, the Company did not have a domestic credit facility, and Cygne obtained letters of credit issued from a domestic bank secured by a cash deposit from the Company. Since May 11, 2001, the Company has obtained letters of credit through use of a cash deposit to secure the letters of credit and through its credit facility. At November 3, 2001, the Company had restricted cash at a bank of $465,000 as collateral for letters of credit. The total outstanding letters of credit at November 3, 2001 were $1,618,000.

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC. ("GMACCC"). The Agreement provides for a Revolving Facility of $8,000,000 ("Facility"), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bear a rate of interest of the lesser of (i) LIBOR plus 3% or (ii) prime plus 0.5% and are secured by substantially all of the Company's assets. In addition, the Facility is subject to various financial covenants including requirements for tangible net worth and fixed charge coverage ratios, among others. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC upon default under the Agreement. At November 3, 2001 the Company had no borrowings or letters of credit outstanding and could have borrowed or had issued letters of credit in the aggregate amount of approximately $494,000, under this facility.

In August 2001, Prosperity Textiles Ltd. ( "Prosperity") a wholly owned subsidiary of the Company which is located in Jordan entered into an informal credit facility arrangement with the Egyptian Arab Land Bank. Formal documentation of this credit facility arrangement is currently being completed. This arrangement can be terminated by either party without any notice.

The aggregate credit facility is $2,800,000 and can be used for both short-term borrowings and the issuance of documentary letters of credit. The security for this facility is (i) 50% of the sales value of customers' letters of credit for garments to be shipped by Prosperity, and (ii) 80% of its trade receivables. At November 3, 2001, the Company had no borrowings and letters of credit of $1,153,000 outstanding under this facility. The Company could have increased its borrowings or had additional letters of credit issued in the aggregate amount of approximately $1,647,000.

Net cash provided by operating activities for the nine months of 2001 was $747,000 compared to cash used in operating activities of $517,000 in 2000. The increase in net cash provided by operating activities was primarily the result of a decrease in inventory and other assets and an increase in accounts payable and accrued expenses partially offset by an increase in accounts receivables. Net cash used in investing activities for 2001 and 2000 was $826,000 and $52,000 respectively. In 2001, $480,000 of the $826,000 of the cash paid is attributable to the purchase of the trade name and additional relationships of Best Knits. The balance of $346,000 was for purchase of fixed assets in 2001. The purchase of fixed assets in 2000 was $52,000. The increase in fixed asset purchases in 2001 compared to 2000 was primarily related to machinery and equipment to upgrade the Guatemalan factory and furniture and computers in the New York office needed to service the new customers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The annual meeting of stockholders of Cygne Designs, Inc. was held on December 4, 2001.

b. The following persons, comprising the entire board of directors, were elected at the annual meeting pursuant to the following vote tabulation:

            Name                        In Favor                 Withheld
            ----                        --------                 --------
         Jim Groninger                11,663,424                 140,986
         Bernard Manuel               11,663,424                 140,986

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     None

b.   Reports on Form 8-K

     None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 14, 2001             By: /s/ BERNARD M. MANUEL
                              ------------------------------------------------
                                      Bernard M. Manuel, Chairman of the Board
                                      and Chief Executive Officer

December 14, 2001             By: /s/ ROY E. GREEN
                              ------------------------------------------------
                                    Roy E. Green, Senior Vice President,
                                    Chief Financial Officer and Treasurer and
                                      Secretary