Form 10-K
period 2002-02-02
CYGNE DESIGNS INC
filed 2002-05-03
CIK 906782

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 for the fiscal year ended February 2, 2002.


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Registrant's Common Stock held by non-affiliates at April 26, 2002 (based on the closing sale price for such shares as reported by the OTC Bulletin Board: $995,043; Common Stock outstanding as of April 26, 2002: 12,438,038 shares.

   Documents incorporated by reference: Portions of the Registrant's definitive proxy statement for its 2002 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

GENERAL

     Cygne Designs, Inc. (the "Company" or "Cygne") is a private label manufacturer of women's career and casual apparel, serving in 2001 principally The Limited, Inc. and Associated Merchandising Corporation ("AMC"). As a private label manufacturer, the Company produces apparel upon orders from its customers for sale under the customers' own labels, rather than producing its own inventory of apparel for sale under the Cygne name.

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

     The Company historically has been dependent on one or two key customers. A significant portion of the Company's sales are expected to continue to be, to various divisions of The Limited, Inc. For year 2001, sales to The Limited, Inc (consisting primarily of Lerner), AMC and Dillard's accounted for 53%, 23%, and 13%, respectively, of the Company's net sales. For year 2001 excluding sales from the knit clothing manufactured in Jordan, The Limited, Inc. (consisting primarily of Lerner) accounted for 77% of the Company's net sales. For years 2000 and 1999, sales to The Limited, Inc. (consisting primarily of Lerner) accounted for 95%, and 45%, respectively, of the Company's net sales. For year 1999, excluding sales of the Israeli Knit division which was sold in November 1999, sales to The Limited, Inc. accounted for 98%, of the Company's net sales. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company in the future, or that the Company will be able to attract new customers. The Company believes that The Limited, Inc., like other retailers, is increasing its sourcing capabilities and reducing its reliance on outside vendors, including the Company, for these services.

     On April 1, 2002, the Company signed a letter of intent to form a joint venture ("JV") to sell knit clothing manufactured in Jordan (see "Significant Financial and Business Developments"). The company anticipates that the JV will be formed in the second quarter of 2002. If the JV is formed, Cygne will contribute its knit clothing manufacturing and sourcing activities in Jordan to the JV, and the JV will sell the knit clothing manufactured in Jordan. Since Cygne will account for the JV using the equity method of accounting, these future sales, and the related expenses, will not be reflected in Cygne's consolidated financial statements. Cygne recorded sales of $12,928,000 from products manufactured in Jordan in 2001.

     The principal executive offices of the Company are located at 1410 Broadway, New York, New York 10018 and its telephone number is (212) 997-7767.

SIGNIFICANT FINANCIAL AND BUSINESS DEVELOPMENTS

     On April 1, 2002, Cygne Designs, Inc. ("Cygne") and Boscan Middle East Investments Limited ("BMEI") signed a letter of intent to form a Joint Venture ("JV") to be the exclusive entity through which Cygne and BMEI will sell knit clothing manufactured in Jordan (the "Business"). Both Cygne and BMEI are currently doing business in Jordan as sellers and manufacturers of knit clothing.

     Cygne and BMEI will each contribute $250,000 in exchange for 50% ownership in the JV. BMEI will make an additional contribution of fixed assets (property, plant and equipment) with a book value of approximately $3,500,000. In addition, Cygne will contribute all of its trade names, trademarks, order backlog, know-how and customer contacts relating to the Business.

     At the closing, anticipated to be during the second quarter of 2002, Cygne will transfer to the JV (i) all of its knit customer purchase orders, (ii) all of its vendor purchase orders relating to the customer purchase orders and (iii) all customer letters of credit relating to customer purchase orders. In addition, Cygne will sell to the JV all of its inventories applicable to the transferred customer purchase orders.

     Cygne will cease doing knit business in Jordan through Prosperity Textiles Ltd., its Jordanian subsidiary ("Prosperity") within sixty days of the JV closing date. As a result the unamortized goodwill of $180,000 relating to Prosperity has been written off to expense in the year ended February 2, 2002.

     Cygne will use the equity method of accounting to record its initial investment and all future activities of the JV.

     On May 13, 2001, the Company acquired from Best Knits, L.L.C ("Best Knits") the rights and obligation of all the customer purchase orders held by Best Knits at the closing date and the trade name and domain name " Best Knits". Best Knits, located in Irbid, Jordan, is a manufacturer of private label women's knit tops for sale to retailers located in the United States. To produce these orders under the terms of the Agreement, the Company (i) assumed all outstanding vendor purchase orders issued by Best Knits directly related to the acquired customer purchase orders, (ii) purchased from Best Knits all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan for the eighteen month period starting May 1, 2001 with Best Knits, which includes 66,000 square feet of manufacturing and office space, approximately 550 sewing machines, cutting and pressing equipment and office furniture and equipment, (iv) hired substantially all of the approximately 650 employees employed by Best Knits and (v) paid Best Knits $500,000 for the trade name and customer relationships, of which $200,000 was paid in cash at the closing and the remaining $300,000 through the issuance of a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001. The Company recorded $200,000 in goodwill related to this transaction during the third quarter of 2001. The resulting goodwill and other intangible assets were being amortized over their estimated useful life of three years, However, as the business being conducted by Prosperity is being contributed to the Joint Venture, the Company wrote off the unamortized goodwill of $180,000 at February 2, 2002.

     On February 21, 2001, the Company leased a sales and marketing office in Dallas, Texas pursuant to a lease which expires on September 30, 2002 with an annual rent of approximately $66,000. During October 2001, the Company closed it sales and marketing office in Dallas and at February 2, 2002 recorded the balance of the rent due of approximately $41,000.

     On November 15, 1999, the Company consummated the sale of its Israeli Knit business ("Knit Business") to Jordache Limited ("Jordache"). The effective date of the sale was October 31, 1999. The assets transferred to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of M.T.G.I.-Textile Manufacturers Group (Israel) Ltd. ("MTGI") and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary, and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable, and certain other assets of the MTGI business.

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

     The Knit business had revenues of $32,008,000 and gross profit of $1,480,000 in 1999 through October 31, 1999, the effective date of the sale to Jordache. The Company recorded an impairment of Knit business assets of $2,564,000 in 1998 and $1,625,000 in 1999. However, The Company's actual expenses were $3,230,000 and therefore $959,000 of the provision for impairment of knit business assets was reversed in 2001. During 1999, the Knit business accounted for 58% of Cygne's net sales.

     The Company is continuing to review its business operations and could incur additional costs in the future associated with the further restructuring of its operations.

     See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements of the Company.

PRODUCTS

     The Company currently participates in one segment of the apparel market: women's career and casual apparel. During 2001, the Company's products included woven jackets, skirts, pants and knit tops.

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

     During 2001, substantially all of the Company's products were manufactured outside the United States, either by non-affiliated contract manufacturers or at the Company's manufacturing facilities located in Guatemala and Jordan. During 2001, products representing approximately 69% of the Company's net sales were produced in Guatemala, approximately 31% in Jordan and less than 1% in China and the United States. Following the formation of the Joint Venture, sales of garments manufactured in Jordan will not be recognized as revenue in the Company's financial statements. Therefore it is expected that during 2002, most of the Company's products will be manufactured in Guatemala and a small amount from China. Cygne intends to continue to utilize foreign contract manufacturers for a significant percentage of its manufacturing requirements. The Company reviews its product sourcing on an ongoing basis and may alter this allocation to meet changing conditions and demands.

     Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries) and other factors which could have an adverse effect on the Company's business. In addition, the Company may be subject to risks associated with the availability of and time required for the transportation of products from foreign countries. The occurrence of certain of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet delivery requirements would have a severe adverse impact on the Company's results of operations and could have an adverse effect on the Company's relationships with its customers. Furthermore, the occurrence of certain of these factors in Guatemala, where Cygne owns a manufacturing facility, could result in the impairment or loss of the Company's investment in this country.

     In 2001, Cygne operated manufacturing facilities located in Guatemala and Jordan. It is anticipated that the Company's manufacturing operations in Jordan will be transferred to the Joint Venture at the closing, anticipated to be in the second quarter of 2002. Operating a manufacturing facility rather than contracting with independent manufacturers requires the Company to maintain a higher level of working capital. In addition, reduced sales have an even greater adverse impact on the Company's results in light of the fixed costs needed to own and operate its own factory. Because the Company's manufacturing operations are located outside the U.S., the Company is subject to many of the same risks as relying on foreign contract manufacturers. See "Item 2. Properties."

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

   QUALITY ASSURANCE

     The Company's quality assurance program is designed to ensure that its products meet the quality standards of its customers. The Company requires its overseas agents to employ qualified quality control personnel. Foreign manufactured fabric is usually inspected both prior to shipment by the Company's overseas' agents as well as upon arrival at their manufacturing destination.

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

IMPORT RESTRICTIONS

     During 2001, the Company sourced approximately 69% of its products from Guatemala, approximately 31% from Jordan and less than 1% from China. The Company's ability to meet its customers' pricing requirements will depend, in large part, on its ability to manufacture its products in countries where manufacturing costs are low. However, because of quota limits, the Company's manufacturing flexibility is reduced, increasing the risk that the Company will need to manufacture more of its products in countries where manufacturing costs are higher.

   TEXTILE AGREEMENTS

     Prior to January 1, 1995, apparel imports from most countries were subject to bilateral textile agreements under the Multifiber Arrangement ("MFA") of the General Agreement on Tariffs and Trade ("GATT") which allowed the imposition of visa and quota restrictions on certain apparel and textile articles including a significant portion of those currently sold by the Company. Under the Uruguay Round Agreements Act, the United States agreed to phase out these bilateral quotas in three stages over a ten year period. The agreement became effective on January 1, 1995 for the 124 member countries of the World Trade Organization ("WTO"). Those textile quotas in effect on December 31, 1994 will remain in effect until they are "phased-out" during the ten-year period. The quotas affecting most of the products sourced by the Company are not likely to be phased out until the end of the third and final stage, I.E., on January 1, 2005. Once "phased-out," quotas cannot be imposed except in accordance with GATT rules. These rules generally forbid bilateral quota agreements and other discriminatory, country-specific restraints. However, some form of global quota is still possible after completion of the ten year phase-out period. While it is not possible to forecast the likelihood of exceeding global quotas, the imposition of new quotas and/or chargebacks could impact the Company's ability to source imported merchandise.

     Textile and apparel imports from non-members of the WTO, will continue to be subject to bilateral textile agreements negotiated under the MFA. Under these agreements, the United States may impose quota restraints on importations of specific categories of merchandise not presently subject to such quota restraints. China became a full member of the WTO on December 11, 2001, and, as such, will receive those benefits presently available to all other WTO members, including quota phaseout.

   DUTY RATES

     The products imported by the Company are subject to "Normal Trade Relations
(NTR)" or column 1 rates of duty which range from zero to 38% AD VALOREM. As a result of the Uruguay Round Agreements Act, many of these rates will be reduced over five to fifteen years resulting on average in a 12% reduction from current rates of duty.

     On December 8, 1993, Congress adopted the North American Free Trade Agreement ("NAFTA") under which originating apparel and other products from Mexico and Canada are immediately exempt from quota restrictions and subject to duty rates which are being reduced to zero over the next ten years. Similar tariff rate preferences and quota exemptions are being phased in for certain non-originating apparel products cut and sewn in Mexico and Canada. The African Growth and Opportunity Act ("AGOA"), which was signed into law on May 18, 2000, provides for enhanced trade benefits, including duty- and quota-free access, for various textile and apparel products imported from eligible sub-Saharan countries. AGOA also amended the Caribbean Basin Economic Recovery Act to provide duty-free and quota-free treatment to various textile and apparel products imported from eligible countries, including Guatemala. The Company currently sources much of its merchandise from Guatemala and is exploring additional sourcing opportunities presented by AGOA.

In 2000, Congress authorized the extension of permanent normal trade relations
(NTR) with China upon its accession to the WTO. The President extended permanent NTR treatment to the products of China, effective January 1, 2002, after its accession to the WTO on December 11, 2001.

Imports from approved QIZ trade zones located in Jordan are subject to special rules that allow products to enter the United States free of duty and quota restrictions. All of the Company's production in Jordan is currently manufactured in an approved QIZ zone.

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

BACKLOG

     At February 2, 2002 the Company had unfilled confirmed customer orders of $6,800,000, compared with $12,500,000 at February 3, 2001. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customer's demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

EMPLOYEES

     At March 31, 2002, the Company had approximately 1,441 full-time employees, including approximately 828 employees at its facilities in Guatemala and approximately 594 at its facilities in Jordan. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

     NAME                           AGE    POSITION WITH THE COMPANY
     ----                           ---    -------------------------
     Bernard M. Manuel .........    54     Director, Chairman of the Board and
                                             Chief Executive Officer
     Roy E. Green ..............    69     Senior Vice President-Chief Financial
                                             Officer, Treasurer, and Secretary

     BERNARD M. MANUEL has served as Chief Executive Officer and a director of the Company, as well as in several additional executive positions, since he joined the Company in October 1988. He currently serves as the Chairman of the Board, Chief Executive Officer and a director. Mr. Manuel is a director of several private companies in the U.S. and Europe. From 1983 until he joined the Company, Mr. Manuel was involved, through Amvent, a company he founded, in the transfer of technology between Europe and the U.S. and related venture capital and merger and acquisition activities, as well as in the apparel industry. Mr. Manuel earned a Bachelor's of Science in Mathematics and several graduate degrees in Mathematics and in Economics from the University of Paris, an M.S. in Political Science from the "Institute d'Etudes Politiques" in Paris and an M.B.A. with high honors (Baker Scholar) from the Harvard Business School, where he was awarded both the Loeb Rhodes Fellowship for excellence in finance and the Melvin T. Copeland prize for top performance in marketing.

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

ITEM 2. PROPERTIES

     On May 13, 2001, the Company has entered into a lease with Best Knits in Irbid Jordan for an eighteen month period ending October 2002 for 66,000 square feet of manufacturing and office space, approximately 550 sewing machines, cutting and pressing equipment and office furniture and equipment with an annual rent of approximately $528,000.

     On February 21, 2001, the Company leased a sales and marketing office in Dallas, Texas pursuant to a lease which expires on September 30, 2002 with an annual rent of approximately $66,000. During October 2001, the Company closed this office and at February 2, 2002 recorded the balance of the rent due of approximately $41,000.

    During April 2000, the Company moved its executive and general offices from 680 Fifth Avenue to 1410 Broadway, New York. The Company's office now consists of 6,100 square feet pursuant to a lease which expires on June 30, 2004 with an annual rental expense of approximately $265,000.

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

     On October 31, 1999, the date of sale of the Company's Israeli Knit business, the Company's wholly-owned subsidiary, M.T.G.I.-Textile Manufacturers Group (Israel) Ltd. ("MTGI") had its Israeli tax-free status terminated retroactive to January 1, 1994. In June 2001, MTGI accepted and paid the Israeli Tax Authority assessment, including interest, of approximately $412,000 due on account of the termination of its tax-free status for the years ending December 31, 1994 through December 31, 1997. As this settlement represented the final transaction concerning the sale of the Israeli Knit business, the Company reversed the balance of its unused provision for the impairment of Knit business assets which amounted to $959,000.

     The Company is subject to other ongoing tax audits in several jurisdictions, including Guatemala for years 1998, 1999, and 2000. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position, results of operations, and cash flow.

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

                                                             HIGH       LOW
                                                             -----     -----
        FISCAL YEAR ENDED FEBRUARY 3, 2001
          First Quarter .................................    $0.38     $0.22
          Second Quarter ................................    $0.30     $0.20
          Third Quarter .................................    $0.30     $0.19
          Fourth Quarter ................................    $0.34     $0.16

        FISCAL YEAR ENDED FEBRUARY 2, 2002
          First Quarter .................................    $0.25     $0.12
          Second Quarter ................................    $0.18     $0.10
          Third Quarter .................................    $0.16     $0.09
          Fourth Quarter ................................    $0.15     $0.09

     The number of stockholders of record of Common Stock on April 26, 2002 was approximately 100. The closing sale price of the Company's Common Stock on April 26, 2002 was $0.08 per share.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables summarize certain selected financial information that should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, which have been audited by independent auditors. The acquisition of the business from Best Knits in May 2001 and sale of the Israeli Knit business in November 1999 materially affect the comparability of the financial data reflected below.

                                                                              Fiscal Year (1)
                                                        ------------------------------------------------------------
                                                          1997         1998         1999       2000 (1)       2001
                                                        --------     --------     --------     --------     --------
                                                                  (In thousands except per share amounts)

INCOME STATEMENT DATA
Net sales ...........................................   $ 43,379     $ 43,013     $ 55,398     $ 28,381     $ 41,177
Cost of goods sold ..................................     43,063       42,753       50,657       24,852       37,196
                                                        --------     --------     --------     --------     --------
Gross profit ........................................        316          260        4,741        3,529        3,981
Selling, general and administrative expense .........     10,331        4,381        3,874        3,508        4,394
(Reversal) provision for impairment of
      Knit business assets (2) ......................       --          2,564        1,625         --           (959)
Provision (reversal) for lease
      termination  expenses (3) .....................      3,964         (902)        (186)        --           --
Amortization and write off of goodwill (4) ..........        364          364         --           --            200
Amortization  of intangibles ........................       --           --           --           --            125
                                                        --------     --------     --------     --------     --------
(Loss) income from operations .......................    (14,343)      (6,147)        (572)          21          221
Interest income .....................................       (461)        (428)        (122)        (277)         (34)
Interest expense ....................................        378          337          530           89          432
                                                        --------     --------     --------     --------     --------
(Loss) income before taxes ..........................    (14,260)      (6,056)        (980)         209         (177)
Provision for income taxes ..........................        204          269           47           20           44
                                                        --------     --------     --------     --------     --------
Net (loss) income ...................................   $(14,464)    $ (6,325)    $ (1,027)    $    189     $   (221)
                                                        ========     ========     ========     ========     ========
Net (loss) income per share-basic and diluted .......   ($  1.16)    $  (0.51)    $  (0.08)    $   0.02     $  (0.02)
                                                        ========     ========     ========     ========     ========

                                                                              Fiscal Year (1)
                                                        ------------------------------------------------------------
                                                          1997         1998         1999       2000 (1)       2001
                                                        --------     --------     --------     --------     --------
                                                                               (In thousands)

BALANCE SHEET DATA (as of the end of period)
Cash ................................................   $ 10,926     $  3,686     $  6,298     $  2,378     $  2,558
Accounts receivables ................................      6,012        8,242        1,853        3,633        5,472
Assets held for sale ................................       --          4,700         --           --           --
Inventory ...........................................      4,012        2,705        2,421        5,225        3,733
Goodwill ............................................      2,062         --           --           --           --
Total assets ........................................     29,750       23,599       14,768       14,986       15,537
Stockholder's equity ................................     12,379        6,046        5,143        5,332        5,111


----------

(1) References to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year. The fiscal year ended February 3, 2001 consisted of 53 weeks. All other years presented consist of 52 weeks. The Company has never declared or paid cash dividends on its Common Stock.

(2) In March 1999, the Company agreed to sell the Knit business. In connection with the sale, during 1998, the Company established a provision of $2,564,000 for the impairment of the Knit business assets. The provision included the unamortized goodwill of the Knit business ($1,700,000), loss on assets to be sold and estimated transaction costs. In connection with an amendment to the Company's agreement to sell its Knit business, the Company recorded in 1999 an additional provision for impairment of the Knit business assets in the amount of $1,625,000, consisting of a loss on assets to be sold, transaction costs (including taxes) and reduction of the purchase price by the adjusted income (as defined) of the Knit business from August 1, 1999 through the effective closing date of the sale of the business to Jordache which was October 31, 1999. During 2001, the Company settled its remaining obligations related to its agreement to sell the Knit Business and the actual expenses incurred were $3,230,000, therefore, $959,000 of the provision for the impairment of the Knit business assets was reversed in 2001.

(3) During 1997, the Company had provided for lease termination expense of $3,964,000 for the expenses connected with the move of its executive and general offices at 1372 Broadway as well as an amount to be paid to the landlord for release of its contingent rent liabilities. At January 30, 1999, the Company determined that the expenses contemplated by this provision would approximate $3,062,000. Therefore, $902,000 of this provision is shown as a reversal in 1998, and the remaining unused balance of $186,000 of the original provision was reversed in 1999.

(4) At February 2, 2002, the Company wrote off unamortized goodwill of $180,000 incurred in connection with the purchase from Best Knits.

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


GENERAL

     On May 13, 2001, the Company acquired from Best Knits, L.L.C ("Best Knits") the rights and obligation of all the customer purchase orders held by Best Knits at the closing date and the trade name and domain name " Best Knits". Best Knits, located in Irbid, Jordan, is a manufacturer of private label women's knit tops for sale to retailers located in the United States. To produce these orders under the terms of the Agreement, the Company (i) assumed all outstanding vendor purchase orders issued by Best Knits directly related to the acquired customer purchase orders, (ii) purchased from Best Knits all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan for the eighteen month period starting May 1, 2001 with Best Knits, which includes 66,000 square feet of manufacturing and office space, approximately 550 sewing machines, cutting and pressing equipment and office furniture and equipment, (iv) hired substantially all of the approximately 650 employees employed by Best Knits and (v) paid Best Knits $500,000 for the trade name and customer relationships of which $200,000 was paid in cash at the closing and the remaining $300,000 through the issuance of a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001. The Company recorded $200,000 in goodwill related to this transaction during the third quarter of 2001. The resulting goodwill and other intangible assets are being amortized over their estimated useful life of three years. However, as the business is being contributed to the Joint Venture (described herein), the Company wrote off the unamortized goodwill of $180,000 at February 2, 2002.

     On February 21, 2001, the Company leased a sales and marketing office in Dallas, Texas pursuant to a lease which expires on September 30, 2002 with an annual rent of approximately $66,000. During October 2001, the Company closed its sales and marketing office in Dallas and recorded the balance of the rent due of approximately $41,000.

     On April 1, 2002, Cygne Designs, Inc. ("Cygne") and Boscan Middle East Investments Limited ("BMEI") signed a letter of intent to form a Joint Venture ("JV") to be the exclusive entity through which Cygne and BMEI will sell knit clothing manufactured in Jordan (the "Business"). Both Cygne and BMEI are currently doing business in Jordan as sellers and manufacturers of knit clothing.

     Cygne and BMEI will each contribute $250,000 in exchange for 50% ownership in the JV. BMEI will make an additional contribution of fixed assets (property, plant and equipment) with a book value of approximately $3,500,000. In addition, Cygne will contribute all of its, trade names, trademarks, order backlog, know-how and customer contacts relating to the Business.

     At the closing, anticipated to be during the second quarter 2002, Cygne will transfer to the JV (i) all of its knit customer purchase orders (ii) all of its vendor purchase orders relating to the customer purchase orders and (iii) all customer letters of credit relating to customer purchase orders. In addition, Cygne knits will sell to the JV all of its inventories applicable to the transferred customer purchase orders.

     Cygne will cease doing knit business in Jordan through Prosperity Textiles Ltd. (its Jordanian subsidiary) within sixty days of the JV closing date. As a result the umamortized goodwill of $180,000, relating to Prosperity has been written off to expense in the year ended February 2, 2002.

     Cygne will use the equity method of accounting to record its initial investment and all future activities of the JV.

     On November 15, 1999, the Company consummated the sale of its Israeli Knit business ("Knit business") to Jordache Limited ("Jordache"). The effective date of the sale was October 31, 1999. The assets transferred to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used in the business, furniture, computer hardware and software, and certain operating data and the records of M.T.G.I.-Textile Manufacturers Group (Israel) Ltd. ("MTGI") and network equipment, as well as all of the outstanding stock of Wear & Co. S.r.l. ("Wear"). MTGI was the Company's wholly-owned Israeli subsidiary, and Wear was the Company's wholly-owned Italian subsidiary. The sale did not include cash, accounts receivable, and certain other assets of the MTGI business. The liabilities assigned to, and assumed by, Jordache were all obligations of MTGI under the contracts included within the assets sold to Jordache. Jordache provided financing to the Company in connection with certain knit product purchase orders being manufactured by MTGI prior to the closing.

     In consideration of the sale to Jordache of the assets, Jordache paid the Company approximately $4,700,000. The Company used the proceeds from the sale together with MTGI retained cash and collections of MTGI accounts receivable to pay transaction costs, repay MTGI bank borrowings, and to pay other MTGI liabilities.



     In connection with the March 1999 agreement to sell the knit business, the Company during 1998 established a provision of $2,564,000 for the impairment of the Knit business assets. The provision included the unamortized goodwill of the Knit business ($1,700,000), loss on assets to be sold and estimated transaction costs. In connection with an amendment to the Company's agreement to sell its Knit business, the Company recorded in 1999 an additional provision for impairment of the Knit business assets in the amount of $1,625,000, consisting of a loss on assets to be sold, transaction costs (including taxes) and reduction of the purchase price by the adjusted income (as defined) of the Knit business from August 1, 1999 through the effective closing date of the sale of the business to Jordache which was October 31, 1999. During 2001, the Company settled its remaining obligations related to its agreement to sell the Knit business. The actual expenses incurred were $3,230,000. Therefore $959,000 of the provision for the impairment of the Knit business assets was reversed in 2001.

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

     During 1999 the Knit Business accounted for 58%, of Cygne's net sales.

     The Limited, Inc. (consisting primarily of Lerner) accounted for 53%, 95%, and 45% of Cygne's net sales for 2001, 2000, and 1999, respectively. For year 1999, excluding sales of the Knit division which was sold in November 1999, sales to The Limited, Inc. were 98% of the Company's net sales. For the year 2001, excluding sales from knit clothing manufactured in Jordan, The Limited, Inc. (consisting primarily of Lerner) accounted for 77% of the Company's net sales.

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

                                                   PERCENTAGE OF NET SALES
                                                -----------------------------
                                                            YEAR
                                                -----------------------------
                                                2001        2000        1999
                                                -----       -----       -----
Net sales ..................................    100.0%      100.0%      100.0%
                                                =====       =====       =====
Gross profit ...............................      9.7        12.4         8.6
Selling, general and administrative
   expenses ................................     10.7        12.4         7.0
(Reversal) provision for impairment
   of Knit  business assets ................     (2.3)         --         2.9
Reversal of lease termination expense ......       --          --        (0.3)
Write off and amortization of goodwill .....      0.5          --          --
Amortization of other intangibles ..........      0.3          --          --
                                                -----       -----       -----
Income (loss) from operations ..............      0.5         0.0        (1.0)
Interest expense  (income), net ............      0.9        (0.1)        0.8
Provision for income taxes .................      0.1         0.0         0.1
                                                -----       -----       -----
Net (loss) income ..........................     (0.5)%       0.1%       (1.9)%
                                                =====       =====       =====

2001 COMPARED TO 2000

NET SALES

     Net sales for 2001 were $41,177,000 an increase of $12,796,000 or 45% from $28,381,000 in 2000. The increase in sales for 2001 were primarily attributed to sales to new customers: AMC of $9,480,000, Dillard's of $5,632,000, Kmart of $2,491,000, and JC Penney of $957,000, offset by a decrease in sales to The Limited, Inc. of $5,018,000 and other customers of $746,000. The sales to new customers are not necessarily indicative of future sales. The Limited, Inc. accounted for 53% of the net sales in 2001 compared to 95% in the comparable period in 2000.

GROSS PROFIT

     The gross profit for 2001 was $3,981,000, an increase of $452,000 or 13% from the gross profit of $3,529,000 for 2000.

     The increase in gross profit in year 2001 compared to 2000 was primarily attributed to increased sales and favorable settlements of prior years disputes. The decrease in gross margin (9.7% vs 12.4%) was attributable to variances at the Company's factory in Jordan and allowances to customers of its Jordan subsidiary.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for 2001 were $4,394,000 an increase of $886,000 or 25% from $3,508,000 in 2000. The increase in selling, general and administrative expenses was primarily attributable to the establishment of sales and marketing teams to service new customers.


REVERSAL OF IMPAIRMENT FOR KNIT BUSINESS ASSETS

     In 2001, the Company settled its remaining obligations related to its agreement to sell the knits business, and reversed the balance of its unused provision for the impairment of Israeli knit business assets which amounted to $959,000.

WRITE OFF AND AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles which arose in connection with the May 2001 acquisition of the business of Best Knits, L.L.C were being amortized over thirty six months. The amortization expense for 2001 is $145,000, consisting of $20,000 of goodwill and $125,000 of other intangibles. The remaining goodwill of $180,000 was written off as the business being conducted by Prospectus is being contributed to the proposed Joint Venture-(see "General" above and Note 13 of Notes to Consolidated Financial Statements of the Company).

INTEREST

     Interest income for 2001 was $34,000, compared to interest income of $277,000 in 2000. The decrease in interest income in 2001 compared to 2000 was attributable to increased working capital requirements as result of the acquisition of the Jordanian operations.

     Interest expense for 2001 was $432,000, compared to $89,000 in 2000. The increase in interest expense in 2001 compared to 2000 was primarily attributable to increased borrowings to fund the increased working capital requirements as a result of the acquisition of the Jordanian operations and the establishment of a domestic credit facility.

PROVISION FOR INCOME TAXES

     The provision for income taxes of $44,000 for 2001 represents a provision for minimum state and foreign income taxes. As of February 2, 2002, based upon tax returns filed and to be filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2019. Under Section 382 of the U.S. Internal Revenue Code, if there is more than a 50% ownership change (as defined therein) with respect to the Company's stock in any three-year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

     As of February 2, 2002, based upon tax returns filed and to be filed, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019.

2000 COMPARED TO 1999

     The Company sold its Israeli Knit business ("Knit business") with an effective date of October 31, 1999. Accordingly, the Company's results of operations for 2000 do not include the results of the Knit business sold, whereas the results of operations through October 1999 do include the results of the Knit business sold. As a result, a comparison of 2000 and 1999 may not be meaningful to the extent effected by the sale of the Knit business.

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

PROVISION FOR IMPAIRMENT OF KNIT BUSINESS ASSETS

     In connection with the Company's agreement to sell its Knit business in 1999, the Company recorded an additional provision for impairment of Knit business assets in the amount of $1,625,000 which consists of a loss on assets to be sold, transaction costs, and a reduction of the purchase price by the adjusted net income (as defined) of the Knit business from August 1, 1999 through October 31, 1999.

REVERSAL OF LEASE TERMINATION EXPENSES

     During 1997 the Company provided for lease termination expense of $3,964,000 relating to the move of it executive and general offices as well as an amount to be paid to the landlord for release of contingent rent liability. In 1999, the Company reversed the balance of its unused provision for lease termination expense which amounted to $186,000.

INTEREST

     Interest income for 2000 was $277,000 compared to interest income of $122,000 for 1999. The increase in interest income for 2000 compared to 1999 was primarily attributable to additional cash on hand as a result of the sale of the Knit business.

     Interest expense for 2000 was $89,000 compared to interest expense of $530,000 for 1999. The decrease in interest expense for 2000 compared to 1999 was primarily attributable to decreased borrowings as a result of the sale of the Knit business.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has obtained letters of credit through use of a cash deposit to secure the letters of credit and through its credit facility. The Company had restricted cash at a bank of $146,000 at February 2, 2002 and $1,000,000 at February 3, 2001, to secure letters of credit from a domestic bank. The total outstanding letters of credit from domestic banks at February 2, 2002 were $146,000.

     On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC ("GMACCC"). The Agreement provides for a Revolving Facility of $8,000,000 ("Facility"), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bear a rate of interest of the lesser of (i) LIBOR plus 3% or (ii) the prime rate plus 0.5% and are secured by substantially all of the Company's assets. In addition, the Facility is subject to various financial covenants including requirements for tangible net worth and fixed charge coverage ratios, among others. At February 2, 2002 the Company is in compliance with all the covenants. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC upon default under the Agreement. At February 2, 2002 the Company had no borrowings but could have borrowed or had issued letters of credit in the aggregate amount of approximately $934,000, based on the borrowing base formula.

     In August 2001, Prosperity Textiles Ltd. ( "Prosperity") a wholly owned subsidiary of the Company located in Jordan, entered into an informal credit facility arrangement with the Egyptian Arab Land Bank. Formal documentation of this credit facility arrangement was completed in December 2001. This arrangement can be terminated by either party at any time. The aggregate credit facility is $2,800,000 and can be used for both short-term borrowings and the issuance of documentary letters of credit subject to a borrowing base formula. The security for this facility is the customers' letters of credit and trade accounts receivables. At February 2, 2002, the Company had borrowings of $2,260,000 and letters of credit of $244,000 outstanding under this facility.

     The Company is the lessee under various operating leases through 2004. Future minimum payments under these operating leases for years 2002, 2003 and 2004 were $661,000, $265,000 and $111,000 respectively.

     Net cash used in operating activities for 2001 was $1,154,000 compared to cash used in operating activities of $2,804,000 in 2000. The decrease in net cash used in operating activities was primarily the result of decreased working capital requirements. Net cash used in investing activities for 2001 of $922,000 was for the purchase of goodwill and other intangibles of $540,000 and fixed assets of $386,000 compared to net cash used in investing activities in 2000 of $116,000 which consisted of fixed assets purchases.

     The Company's financial performance for 2002 will depend on a variety of factors, including the amount of sales to The Limited, Inc. If the Company has significant operating losses or an adverse decision in its federal tax audit of GJM (US) Inc., which would require the Company to pay a significant amount of tax, the Company will face severe liquidity pressures which would adversely affect the Company's financial condition and results of operations and cash flow. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

INFLATION

     The Company does not believe that the relatively moderate rates of inflation which have been experienced in the U.S., where it competes, have had a significant effect on its net sales or profitability.

CRITICAL ACCOUNTING POLICIES

     The preparation of our financial statements is in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

DEPRECIATION AND AMORTIZATION

     Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

REVENUE RECOGNITION

     Revenues are recorded at the time of shipment of merchandise. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $188,000 and $289,000 at February 2, 2002 and February 3, 2001, respectively.

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

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

     The Company acquired its Jordanian operations in May 2001 and the results of operation from May 1, 2001 to February 2, 2002 are included in the Company's results of operations for 2001. As a result, a comparison of 2001 and 2000 may not be meaningful to the extent effected by the acquisition of the Jordanian operations.

                                                            2001                                           2000
                                          -----------------------------------------     --------------------------------------------
                                           QTR. 1     QTR. 2     QTR. 3      QTR.4       QTR. 1     QTR. 2      QTR. 3     QTR. 4(1)
                                          -------    -------    -------    --------     -------    --------     -------    ---------
                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net sales ............................    $10,230    $ 9,230    $11,810    $  9,907     $ 5,117    $  6,771     $ 8,350    $  8,143

Gross profit .........................      1,342      1,281      1,223         135         763         807         902       1,057

Reversal for impairment
  of Knit business assets ............       --         --         --           959        --          --          --          --

Operating profit (loss) ..............         48        159        136        (122)         65         (19)         79        (104)

Net income (loss) ....................         61         71         13        (366)         93          14         118         (36)

Net income (loss) per
  share-basic and diluted ............    $  0.00    $  0.00    $  0.00    $  (0.02)    $  0.01    $   0.00     $  0.01    $   0.00

Weighted average number
  of common shares
  outstanding ........................     12,438     12,438     12,438      12,438      12,438      12,438      12,438      12,438

----------

(1) Includes reversal of provisions for lease termination expense of $186,000.



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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a)  Financial Statements

     (1) and (2) See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1.

     (3) Exhibits

         Certain exhibits presented below contain information that has been granted subject to a request for confidential treatment such information has been omitted from the exhibit. Exhibit Nos. 10.1, 10.2, 10.3, 10.4 and 10.5 are management contracts, compensatory plans or arrangements.

     Exhibit No.                       Description
     -----------                       -----------

          2.1 Amended and Restated Acquisition Agreement, dated as of August 1, 1999 by and among M.T.G.I. -- Textile Manufacturers Group (Israel), Limited, MBS Company, AC Services Inc. and Jordache Limited. *(1)

          2.2 Agreement dated May 9, 2001 between Cygne Designs, Inc. and Best Knits, LLC. (8)

          3.1 Restated Certificate of Incorporation, as amended by Certificate of Amendment filed August 5, 1994 with the Secretary of State of the State of Delaware.*(2)

          3.2 Certificate of Amendment to Restated Certificate of Incorporation.(3)

          3.3   By-laws.*(4)

          4     Specimen Stock Certificate.*(4)

          10.1 Amended and Restated Employment Agreement, dated as of January 1, 1995, between the Company and Bernard M. Manuel.*(5)

          10.2 Employment Agreement, dated as of May 1, 1993, between the Company and Roy Green.*(4)

          10.3  1993 stock option plan, as amended, through June 28, 1994.*(2)

          10.4  Form of Stock Option Agreement.*(4)

          10.5  Stock Option Plan for Non-Employee Directors.*(4)

          10.6 Management Agreement, dated August 1, 1999, by and between M.T.G.I.-Textile Manufacturers Group (Israel) Ltd., T.S Wear Me & Co. (1)

          10.7 Letter Agreement, dated as of August 1, 1999, between Sportswear International (USA), Inc. and Jordache Limited, as amended *(1)

          10.8  Lease between the Company and L.H. Charney Associates, L.P. (6)

          10.9 Lease Extension and Modification between the Company and L.H. Charney Associates, L.P. amendment.(7)

          10.10 Revolving Credit and Security agreement, dated as of May 11, 2001, between GMAC Commercial Credit LLC, as lender, and Cygne Designs, Inc. (8)

          10.11 Letter of Intent-Joint Venture Agreement by and among Boscan Middle East Investments Limited and Cygne Designs, Inc.

          10.12 Credit agreement between Prosperity Textiles Ltd. and Egyptian Arab Land Bank.

          21    Subsidiaries of the Company

          23    Consent of Ernst & Young LLP.

----------

 * Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the following documents:

(1)  Company's Quarterly Report on Form 10-Q for the quarter ended July 31,
     1999.

(2)  Company's Quarterly Report on Form 10Q for the quarter ended July 30, 1994

(3)  Company's Report in Form 8-K dated December 5, 2000

(4)  Company's Registration Statement of Form S-1 (Registration No. 33-64358)

(5) Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

(6)  Company's Annual Report on Form 10-K for fiscal year ended January 29,
     2000.

(7) Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

(8)  Company's Quarterly Report on Form 10-Q form the quarter ended May 5, 2001

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


                                            Cygne Designs, Inc.
                                            (Registrant)


                                            By: /s/ BERNARD M. MANUEL
                                                --------------------------------
                                                    Bernard M. Manuel
                                                    (Chairman and Chief
                                                     Executive Officer)

Date: April 30, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                     Title                          Date
          ---------                     -----                          ----

     /s/ BERNARD M. MANUEL       Chairman of the Board of         April 30, 2002
     -----------------------     Directors, Chief Executive
     Bernard M. Manuel           Officer and Director
                                 (principal executive
                                 officer)


     /s/ ROY E. GREEN
     -----------------------     Senior Vice President,           April 30, 2002
     Roy E. Green                Chief Financial Officer,
                                 and Treasurer (principal
                                 financial and accounting
                                 officer) and  Secretary


     /s/ JAMES G. GRONINGER      Director                         April 30, 2002
     ----------------------
     James G. Groninger

                      Cygne Designs, Inc. and Subsidiaries

                        Consolidated Financial Statements

                   Index to Consolidated Financial Statements


Report of Independent Auditors ..........................................    F-2
Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001 . F-3 Consolidated Statements of Operations for Each of the Three
 Years in the Period Ended February 2, 2002 .............................    F-4
Consolidated Statements of Stockholders' Equity
 for Each of the Three Years in the Period Ended February 2, 2002 .......    F-5
Consolidated Statements of Cash Flows for Each of the Three Years
 in the Period Ended February 2, 2002 ...................................    F-6
Notes to Consolidated Financial Statements ..............................    F-7
Financial Schedule
  Schedule II ...........................................................   F-23

                         Report of Independent Auditors

Board of Directors and Stockholders
Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheets of Cygne Designs, Inc. and Subsidiaries as of February 2, 2002 and February 3, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 2, 2002. Our audit also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries at February 2, 2002 and February 3, 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /S/  ERNST & YOUNG LLP

New York, New York
April 2, 2002

                      Cygne Designs, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                           FEBRUARY    FEBRUARY
                                                           2, 2002     3, 2001
                                                          ---------   ----------
                                                          (In thousands, except
                                                                share and
                                                            per share amounts)
ASSETS
Current assets:
    Cash and cash equivalents ..........................  $   2,558   $   2,378
    Restricted cash ....................................        146       1,000
    Trade accounts receivable, net .....................      5,472       3,633
    Inventory ..........................................      3,733       5,225
    Other receivables and prepaid expenses .............        944         453
                                                          ---------   ---------
         Total current assets ..........................     12,853      12,689
Fixed assets, net ......................................      2,261       2,255
Other intangibles, net .................................        375        --
Other assets ...........................................         48          42
                                                          ---------   ---------
         Total assets ..................................  $  15,537   $  14,986
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings ................................  $   2,260        --
  Accounts payable .....................................      1,541   $   2,108
  Accrued expenses .....................................      1,070       2,004
  Income taxes payable .................................      5,555       5,542
                                                          ---------   ---------
         Total current liabilities .....................     10,426       9,654
Stockholders' equity:
  Preferred Stock, $0.01 par value; 1,000,000
    shares authorized:  none issued and outstanding ....       --          --
  Common Stock, $0.01 par value; 25,000,000 shares
    authorized:  12,438,038 shares issued and
    outstanding ........................................        124         124
  Paid-in capital ......................................    120,918     120,918
  Accumulated deficit ..................................   (115,931)   (115,710)
                                                          ---------   ---------
         Total stockholders' equity ....................      5,111       5,332
                                                          ---------   ---------
         Total liabilities and stockholders' equity ....  $  15,537   $  14,986
                                                          =========   =========


See accompanying notes.

                      Cygne Designs, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                               February     February    January
                                                2, 2002      3, 2001   29, 2000
                                                -------     --------   --------
                                                    (In thousands except
                                                     per share amounts)

Net sales ..................................   $ 41,177    $ 28,381    $ 55,398
Cost of goods sold .........................     37,196      24,852      50,657
                                               --------    --------    --------
Gross profit ...............................      3,981       3,529       4,741
Selling, general and administrative expenses      4,394       3,508       3,874
(Reversal) provision for impairment of Knit
  business assets ..........................       (959)       --         1,625
Reversal of lease termination expenses .....       --          --          (186)

Write off and amortization of goodwill .....        200        --          --

Amortization of other intangibles ..........        125        --          --
                                               --------    --------    --------

Income (loss) from operations ..............        221          21        (572)
Interest income ............................        (34)       (277)       (122)
Interest expense ...........................        432          89         530
                                               --------    --------    --------
(Loss) income before income taxes ..........       (177)        209        (980)
Provision for income taxes .................         44          20          47
                                               --------    --------    --------
Net (loss) income ..........................   $   (221)   $    189    $ (1,027)
                                               ========    ========    ========
Net (loss) income per share - basic and
  dilutive .................................   $  (0.02)   $   0.02     $ (0.08)
                                               ========    ========    ========
Weighted average number of common
  shares outstanding .......................     12,438      12,438      12,438
                                               ========    ========    ========


                            See accompanying notes.

                                                     COMMON STOCK                      FOREIGN
                                                 --------------------                  CURRENCY
                                                 NUMBER OF                 PAID-IN    TRANSLATION   (ACCUMULATED
                                                   SHARES      AMOUNT      CAPITAL     ADJUSTMENT      DEFICIT)         TOTAL
                                                 ---------     ------      --------    ----------    -----------       -------
                                                                                     (In thousands)

Balance at January 30, 1999 ...................    12,438       $124       $120,918       $(124)       $(114,872)      $ 6,046

Foreign currency translation adjustment .......        --         --             --         124               --           124

Net loss for year ended January 29, 2000 ......        --         --             --          --           (1,027)       (1,027)

Comprehensive loss for year ended
   January 29, 2000 ...........................        --         --             --          --               --          (903)
                                                   ------       ----       --------       -----        ---------        -------
Balance at January 29, 2000 ...................    12,438        124        120,918           0         (115,899)         5,143

Net income for year ended February 3, 2001 ....        --         --             --          --              189            189
                                                   ------       ----       --------       -----        ---------        -------
Balance at February 3, 2001 ...................    12,438        124        120,918           0         (115,710)         5,332

Net loss for year ended February 2, 2002 ......        --         --             --          --             (221)          (221)
                                                   ------       ----       --------       -----        ---------        -------
Balance at February 2, 2002 ...................    12,438       $124       $120,918       $   0        $(115,931)       $ 5,111
                                                   ======       ====       ========       =====        =========        =======


SEE ACCOMPANYING NOTES

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year Ended
                                                                                   ---------------------------------------
                                                                                   February      February        January
                                                                                    2, 2002      3, 2001         29, 2000
                                                                                   ---------     ---------      ----------
                                                                                              (In thousands)
OPERATING ACTIVITIES
Net (loss) income ...............................................................  $  (221)       $   189        $(1,027)
Adjustments to reconcile net (loss) income to net cash (used
 in) provided by operating activities
  (Reversal) provision for impairment of Knit business assets ...................     (959)          --            1,625
  Write off and amortization of goodwill ........................................      200           --             --
  Amortization of other intangibles .............................................      125           --             --
  Depreciation ..................................................................      380            333            449
  Reversal of lease termination expense .........................................     --             --             (186)
  Changes in operating assets and liabilities:
    Restricted cash .............................................................      854           (278)          (722)
    Trade accounts receivable ...................................................   (1,839)        (1,780)         6,409
    Inventory ...................................................................    1,492         (2,804)         2,168
    Other receivables and prepaid expenses ......................................     (491)           (51)          (302)
    Other assets ................................................................       (6)           558            (50)
    Accounts payable ............................................................     (567)           908         (3,376)
    Accrued expenses ............................................................     (135)          (444)        (2,186)
    Income taxes payable ........................................................       13           (435)          (103)
                                                                                   -------        -------        -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .............................   (1,154)        (3,804)         2,699
INVESTING ACTIVITIES
Proceeds from Israeli Knit Disposition, net .....................................     --             --            2,627
Purchase of goodwill and other intangibles ......................................     (540)          --             --
Purchase of fixed assets ........................................................     (386)          (116)           (84)
                                                                                   -------        -------        -------
Net cash (used in) provided by investing activities .............................     (926)          (116)         2,543
FINANCING ACTIVITIES
Short-term borrowings (repayments), net .........................................    2,260           --           (2,754)
                                                                                   -------        -------        -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .............................    2,260           --           (2,754)
Effect of exchange rate changes on cash .........................................     --             --              124
                                                                                   -------        -------        -------
Net increase (decrease) in cash and cash equivalents ............................      180         (3,920)         2,612
Cash and cash equivalents at beginning of year ..................................    2,378          6,298          3,686
                                                                                   -------        -------        -------
Cash and cash equivalents at end of year ........................................  $ 2,558        $ 2,378        $ 6,298
                                                                                   =======        =======        =======
SUPPLEMENTAL DISCLOSURES
Income taxes paid ...............................................................  $    31        $    27        $   445
                                                                                   -------        -------        -------
Interest paid ...................................................................  $   432        $    89        $   530
                                                                                   =======        =======        =======

                             See accompanying notes

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 2, 2002

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

CASH AND CASH EQUIVALENTS

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

REVENUE RECOGNITION

Revenues are recorded at the time of shipment of merchandise. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $188,000 and $289,000 at February 2, 2002 and February 3, 2001, respectively.

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

NET (LOSS) INCOME PER SHARE

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Board SFAS No. 128, "Earnings per Share". In computing dilutive income (loss) per share for the years ended February 2, 2002, February 3, 2001, and January 29, 2000, no effect has been given to outstanding options since the exercise of any of these items would have an antidilutive effect on net (loss) income per share.

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

2. ACQUISITION AND DISPOSITION OF COMPANIES

On May 13, 2001, the Company acquired from Best Knits, L.L.C ("Best Knits") the rights and obligation of all the customer purchase orders held by the Best Knits at the closing date and the trade name and domain name " Best Knits". Best Knits, located in Irbid, Jordan, is a manufacturer of private label women's knit tops for sale to retailers located in the United States. To produce these orders under the terms of the Agreement, the Company (i) assumed all outstanding vendor purchase orders issued by Best Knits directly related to the acquired customer purchase orders, (ii) purchased from Best Knits all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan for the eighteen month period starting May 2001 with Best Knits, which includes 66,000 square feet of manufacturing and office space, approximately 550 sewing machines, cutting and pressing equipment and office furniture and equipment, (iv) hired substantially all of the approximately 650 employees employed by Best Knits and (v) paid Best Knits $500,000 for the trade name and customer relationships of which $200,000 was paid in cash at the closing and the remaining $300,000 through the issuance of a non- interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001. The Company accounted for this transaction as a purchase. The results of operation from May 1, 2001 to February 2, 2002 are included in the Company's results of operations for 2001. The Company recorded $200,000 in goodwill related to this transaction during the third quarter of 2001. The resulting goodwill and other intangible assets are being amortized over their estimated useful life of three years. However, as this business is expected to be contributed the Joint Venture (see Note 13- Subsequent event) the Company wrote off the unamortized goodwill of $180,000 at February 2, 2002.

On November 15, 1999, the Company consummated the sale of its Israeli Knit business ("Knit business" ) to Jordache Limited ("Jordache"). The assets transfered to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women's knit clothing, including machinery, equipment, raw materials, leases, rental agreements, supplies used

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITION AND DISPOSITION OF COMPANIES (CONTINUED)

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

     In 1998, the Company established a provision of $2,564,000 for the impairment of the Knit business assets. The provision included the unamortized goodwill of the Knit business ($1.7 million), loss on assets to be sold, and estimated transaction costs. In connection with the Company's agreement to sell its Knit business, the Company recorded on the 1999 consolidated statements of operations a provision of impairment of Knit business assets in the amount of $1,625,000. During 2001, the Company settled its remaining obligations related to its agreement to sell its Knit business. The actual expenses in connection with the transaction were $3,230,000. Therefore, $959,000 of the remaining provision for the impairment of the Knit business assets was reversed.

3. REVERSAL OF LEASE TERMINATION EXPENSES

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

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. INVENTORY

Inventory consists of the following:

                                                FEBRUARY           FEBRUARY
                                                2, 2002            3, 2001
                                                -------            -------
                                                    (In thousands)
Raw materials and Work-in-Process .........     $1,831             $4,263
Finished goods ............................      1,902                962
                                                ------             ------
                                                $3,733             $5,225
                                                ======             ======


5. FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

                                                FEBRUARY  FEBRUARY    ESTIMATED
                                                2, 2002   3, 2001   USEFUL LIVES
                                                --------  --------  ------------
                                                       (In thousands)

Land and building .........................     $1,827     $1,827     20 years
Equipment, furniture, and fixtures ........      2,549      2,184     2-10 years
Vehicles ..................................        103         78     5 years
                                                ------     ------
                                                 4,479      4,089
Less accumulated depreciation
 and amortization .........................      2,218      1,834
                                                ------     ------
                                                $2,261     $2,255
                                                ======     ======

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. CREDIT FACILITIES

The Company has obtained letters of credit through use of a cash deposit to secure the letters of credit and through its credit facility. The Company had restricted cash at a bank of $146,000 at February 2, 2002 and $1,000,000 at February 3, 2001, respectively, to secure letters of credit from a domestic bank. The total outstanding letters of credit from domestic banks at February 2, 2002 were $146,000.

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC. ("GMACCC"). The Agreement provides for a Revolving Facility of $8,000,000 ("Facility"), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bear a rate of interest of the lesser of (i) LIBOR plus 3% or (ii) the prime rate plus 0.5% and are secured by substantially all of the Company's assets. In addition, the Facility is subject to various financial covenants including requirements for tangible net worth and fixed charge coverage ratios, among others. At February 2, 2002 the Company is in compliance with all the covenants. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC upon default under the Agreement. At February 2, 2002 the Company had no borrowings but could have borrowed or had issued letters of credit in the aggregate amount of approximately $934,000, based on the borrowing base formula.

In August 2001, Prosperity Textiles Ltd. ("Prosperity") a wholly owned subsidiary of the Company located in Jordan, entered into an informal credit facility arrangement with the Egyptian Arab Land Bank. Formal documentation of this credit facility arrangement was completed in October 2001. This arrangement can be terminated by either party at any time. The aggregate credit facility is $2,800,000 and can be used for both short-term borrowings and the issuance of documentary letters of credit. The security for this facility is (i) 50% of the sales value of customers' letters of credit for garments to be shipped by Prosperity and (ii) 80% of its trade receivables for which the Bank has the letters of credit. At February 2, 2002, the Company had borrowings of $2,260,000 and letters of credit of $244,000 outstanding under this facility.

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

Had compensation cost been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS No. 123 for the year ended February 2, 2002, the Company's net loss and net loss per share would have increased by $1,431 or $0.00 per share. For the year ended February 3, 2001 the Company's income would have decreased $1,362 or 0.00 per share. For the year ended January 29, 2000 the Company's net loss and net loss per share would have increased by $1,680 or $0.00 per share.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. STOCK OPTIONS (CONTINUED)

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999, risk-free interest rate of approximately 5%; volatility factor of the expected market price of the Company's common stock of 0.98 for February 2, 2002 of 0.68 for February 3, 2001, and 1.69 for January 29, 2000 expected life of 6 years; and a dividend yield of zero.

As any options granted in the future will also be subject to the fair value pro forma calculations, the pro forma adjustments for fiscal years 2001, 2000, and 1999, may not be indicative of future years.

The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2001, 2000, and 1999, is $0.11, $0.15, and $0.15, respectively. Exercise prices for options issued between February 1, 1999 through February 2, 2002 ranged from $0.14 to $0.23. The weighted-average remaining contractual life of those options is 8.2 years.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

7. STOCK OPTIONS (CONTINUED)

THE FOLLOWING SUMMARIZES STOCK OPTION TRANSACTIONS:


                                                    EMPLOYEE STOCK                                       NON-EMPLOYEE
                                                      OPTION PLAN                                       DIRECTORS PLAN
                                                -------------------------                         --------------------------
                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                 NUMBER         EXERCISE         EXERCISE          NUMBER          EXERCISE
                                                OF SHARES     PRICE RANGE          PRICE          OF SHARES      PRICE RANGE
                                                ---------     -----------        --------         ---------      -----------
Options outstanding at January 30, 1999 ..       432,000     $0.31-$13.88         $2.38              40,000     $0.12-$23.50

Options granted in 1999 ..................            --                                              2,000     $0.16

Options canceled in 1999 .................      (134,000)    $2.00                                  (20,000)    $0.12-$22.50
                                                --------                                            -------

Options outstanding at January 29, 2000 ..       298,000     $0.31-$13.88         $2.54              22,000     $0.16-$23.50
Options granted in 2000 ..................            --                                              2,000     $0.23
Options canceled in 2000 .................       (10,000)    $2.00                                       --
                                                --------
Options outstanding at February 3, 2001 ..       288,000     $0.31-$13.88         $2.56              24,000     $0.16-$23.50
                                                --------                                            -------
Option granted in 2001 ...................            --                                              2,000     $0.14
Option canceled in 2001 ..................       (40,000)    $1.00                $1.00                  --
                                                --------                                            -------
Options  outstanding at February 2, 2002 .       248,000     $0.31-$13.88         $2.99              26,000     $0.14-$23.50
                                                ========                                            =======

At February 2, 2002 options exercisable ..       248,000                                             22,500
                                                ========                                            =======



                                                                    OTHER EMPLOYEE STOCK
                                                                     OPTION ARRANGEMENTS
                                                                 ---------------------------
                                                 WEIGHTED                                          WEIGHTED
                                                 AVERAGE                                            AVERAGE         TOTAL
                                                 EXERCISE         NUMBER           EXERCISE        EXERCISE        NUMBER
                                                  PRICE          OF SHARES       PRICE RANGE         PRICE        OF SHARES
                                                 ---------       ---------       -----------         -----        ---------
Options outstanding at January 30, 1999 ..         $8.39         125,000        $2.00-$22.50         $8.56          597,000

Options granted in 1999 ..................         $0.16             --                                               2,000

Options canceled in 1999 .................                       (65,000)       $2.00-$22.50                       (219,000)
                                                                 -------                                            -------

Options outstanding at January 29, 2000 ..          5.12          60,000        $2.00                $2.00          380,000
Options granted in 2000 ..................         $0.23              --                                              2,000
Options canceled in 2000 .................                            --                                            (10,000)
                                                                 -------                                            -------

Options outstanding at February 3, 2001 ..         $4.72          60,000        $2.00                $2.00          372,000
Option granted in 2001 ...................         $0.14              --                                              2,000
Option canceled in 2001 ..................                            --                                            (40,000)
                                                                 -------                                            -------
Options  outstanding at February 2, 2002 .         $4.37          60,000        $2.00                $2.00          334,000
                                                                 =======                                            =======

At February 2, 2002 options exercisable ..                        60,000                                            330,500
                                                                 =======                                            =======


                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. CONCENTRATIONS OF RISK

For year 2001, sales to The Limited, Inc., Associated Merchandising Corporation ("AMC") and Dillard's accounted for 53%, 23% and 13%, respectively, of the Company's net sales. For years 2000 and 1999, sales to The Limited, Inc. accounted for 95%, and 45%, respectively, of the Company's net sales. For year 1999 , excluding sales of the Knit division, which was sold in November 1999 sales to The Limited Inc. accounted for 98%, of the Company's net sales. At February 2, 2002 AMC and The Limited, Inc. accounted for 53% and 21%, respectively, of trade accounts receivable. At February 3, 2001, The Limited, Inc. accounted for 79% of trade accounts receivable.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. Policy toward these countries). The occurrence of certain of these factors in Guatemala or Jordan in which Cygne owns or leases a manufacturing facilities could result in the impairment or loss of the Company's investment in this country.

9. LEASES, COMMITMENTS AND LITIGATION

LEASES

The Company is the lessee under various operating leases through 2004. Future minimum payments under operating leases consisted of the following at February 2, 2002:

                  2002 .................    $661,000
                  2003 .................     265,000
                  2004 .................     111,000
                                          ----------
                                          $1,037,000
                                          ==========

Total rent expense under the operating leases for the years ended February 2, 2002, February 3, 2001, and January 29, 2000, amounted to approximately $673,000, $264,000, and $355,000, respectively.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. LEASES, COMMITMENTS AND LITIGATION (Continued)

COMMITMENTS

The Company has employment agreements with certain officers through 2003. Future minimum aggregate annual payments under these agreements amount to approximately $912,000 in 2002 and $231,000 in 2003. Certain of the officers and employees may receive additional compensation based upon the income, as defined, of the Company or one or more of its subsidiaries.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations and cash flow. See Note 10 for information regarding tax audits.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                                                             YEAR ENDED
                                                      ------------------------
                                                      FEBRUARY       FEBRUARY
                                                      2, 2002        3, 2001
                                                      --------       --------
                                                          (In thousands)
Deferred tax assets:
      Net operating loss carryforwards ...........    $ 44,000       $ 43,600
      Valuation allowance ........................     (44,000)       (43,600)
                                                      --------       --------
Total deferred tax assets ........................    $      0       $      0
                                                      ========       ========


For financial reporting purposes, income (loss) before income taxes includes the following components:

                                                        YEAR ENDED
                                          --------------------------------------
                                          FEBRUARY       FEBRUARY      JANUARY
                                          2, 2002        3, 2001       29, 2000
                                          --------       --------      --------
                                                      (In thousands)
Pretax (Loss) Income:
   United States ..................       $  (154)       $   133        $ 2,468
   Foreign ........................           (23)            76         (3,448)
                                          -------        -------        -------
                                          $  (177)       $   209        $  (980)
                                          =======        =======        =======

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. INCOME TAXES (CONTINUED)

Significant components of the provision for income taxes are as follows:

                                                          YEAR ENDED
                                              ----------------------------------
                                              FEBRUARY     FEBRUARY    JANUARY
                                              2, 2002      3, 2001     29, 2000
                                              -------      -------     --------
                                                     (In thousands)
Current:
    Foreign .............................      $24          $--          $17
    State and local .....................       20           20           30
                                               ---          ---          ---
Total ...................................      $44          $20          $47
                                               ===          ===          ===

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                           YEAR ENDED
                                                  ---------------------------------------------------------------
                                                       FEBRUARY               FEBRUARY              JANUARY
                                                       2, 2002                3, 2001              29, 2000
                                                  ------------------     ------------------     -----------------
                                                                          (In thousands)
Tax at U.S. statutory rates .................    $(129)      (34.0%)      $71         34.0%     $(333)     (34.0%)
Loss, no benefit provided ...................      129        34.0         --         --          333       34.0
Reversal of valuation allowance .............      --          --         (71)       (34.0)       --         --
Foreign and state income taxes ..............       44        24.9         20          9.6         47        4.8
                                                 -----        ----        ---          ---        ---        ---
                                                 $  44        24.9%       $20          9.6%       $47        4.8%
                                                 =====        ====        ===          ===        ===        ===

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. INCOME TAXES (CONTINUED)

As of February 2, 2002, based upon tax returns filed and to be filed the Company expects to report a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company's stock, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of February 2, 2002, based upon tax returns filed and to be filed the Company expects to report net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019.

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

On October 31, 1999, the date of sale of the Company's Israeli Knit business, the Company's wholly-owned subsidiary, M.T.G.I. - Textile Manufacturers Group (Israel) Ltd. ("MTGI") had its Israeli tax free status terminated retroactive to January 1, 1994. In June 2001, MTGI accepted and paid the Israeli Tax Authority assessment, including interest, of approximately $412,000 due on account of the termination of its tax-free status for the years ended December 31, 1994 through December 31, 1997.

The Company is subject to other ongoing tax audits in several jurisdictions, including Guatemala for the years ended 1998, 1999 and 2000. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position, results of operations, and cash flow.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. SEGMENT INFORMATION

During the year, 1999 based on the criteria in SFAS No. 131, the Company operated in two segments of the apparel market: woven career and casual women's sportswear and knit career and casual women's sportswear. The Company sold its Israeli Knit business in 1999 (see Note 2). Starting in the year 2000 the Company operated in one segment of the apparel market: women's career and casual apparel. During 2001, based on how the Company runs its business, the Company considers the acquisition of its business from Best Knits as an addition to its existing operations. Even though the Company primarily has most of its operating assets in Guatemala and Jordan, the Company still operates in one segment of the apparel market: women's career and casual apparel.

Net sales to unaffiliated customers and identifiable assets were as follows:

                                                        Israeli-Knit      Woven
                                                         Division       Division    Corporate   Total
                                                        ------------    --------    ---------   -----
YEAR ENDED JANUARY 29, 2000                                               (In thousands)
Net sales ...........................................    $32,008         $23,390      $ --      $55,398
Gross profit ........................................      1,480           3,261        --        4,741
Selling, general and administrative expenses ........        685           2,005       1,184      3,874
Provision for impairment of Knit business assets ....      1,625            --          --        1,625
Reversal of lease termination expenses ..............       --              --          (186)      (186)
                                                         -------         -------      ------    -------
(Loss) income from operations .......................    $  (830)        $ 1,256      $ (998)      (572)
                                                         =======         =======      ======
Interest income .....................................                                               122
Interest expense ....................................                                               530
                                                                                                -------
Loss before income taxes ............................                                              (980)
Provision for income taxes ..........................                                                47
                                                                                                -------
Net loss ............................................                                           $(1,027)
                                                                                                =======
Depreciation expense ................................    $   131         $   303      $   15    $   449
                                                         =======         =======      ======    =======
Identifiable assets .................................       --           $ 6,919      $7,849    $14,768
                                                                         =======      ======    =======


                      CYGNE DESIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. EMPLOYEE BENEFIT PLANS

The Company does not provide any post employment or post retirement benefits to its current or former employees. The Company implemented a 401(k) plan for domestic employees on February 2, 1997. The Company will match 33% of the employee's contributions up to 3% of the employee's voluntary contribution. Total contributions for the years ended February 2, 2002, February 3, 2001, and January 29, 2000 amounted to approximately $10,000, $5,000, and $6,000 and respectively.

13. SUBSEQUENT EVENT

On April 1, 2002, Cygne Designs, Inc. ("Cygne") and Boscan Middle East Investments Limited ("BMEI") signed a letter of intent to form a Joint Venture ("JV") to be the exclusive entity through which Cygne and BMEI will sell knit clothing manufactured in Jordan (the "Business"). Both Cygne and BMEI are currently doing business in Jordan as sellers and manufacturers of knit clothing.

Cygne and BMEI will each contribute $250,000 in exchange for 50% ownership in the JV. BMEI will make an additional contribution of fixed assets (property, plant and equipment) with a book value of approximately $3,500,000. In addition, Cygne will contribute all of its trade names, trademarks, order backlog, know-how and customer contacts relating to the Business.

At the closing, anticipated to be in the second quarter of 2002, Cygne will transfer to the JV (i) all of its knit customer purchase orders (ii) all of its vendor purchase orders relating to the customer purchase orders and (iii) all customer letters of credit relating to customer purchase orders. In addition, Cygne knits will sell to the JV all of its inventories applicable to the transferred customer purchase orders.

Cygne will cease doing knit business in Jordan through Prosperity Textiles Ltd. (its Jordanian subsidiary) within sixty days of the JV closing date. All the umamortized goodwill of $180,000, relating to Prosperity has been written off to expense in the year ended February 2, 2002.

Cygne will use the equity method of accounting to record its initial investment and all future activities of the JV.

                      CYGNE DESIGNS, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                        Balance at    Charged to
                                       Beginning of   Costs and     Deductions      Balance at
           Description                    Period      Expenses      (Describe)*   End of Period
           -----------                 ------------  ------------   -----------   -------------
                                                          (In thousands)
Reserves for returns and allowances:
   Year ended January 29, 2000 ........   $  102       $1,081        $  971           $212
   Year ended February 3, 2001 ........      212          365           288            289
   Year ended February 2, 2002 ........      289          568           669            188

*Write-off of uncollectible amounts
