Form 10-Q
period 2002-05-04
CYGNE DESIGNS INC
filed 2002-06-24
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 4, 2002

                                       or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to __________________

                           Commission File No. 0-22102

                               CYGNE DESIGNS, INC.

          Delaware                                            04-2843286
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1410 Broadway, New York, New York                               10018
---------------------------------                             ---------
(Address of principal executive offices)                      (Zip Code)

                                 (212) 997-7767
              (Registrant's telephone number, including area code)

                                 Not Applicable
  (Former name, address, and former fiscal year, if changed since last report)

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

Common Stock, $0.01 par value, 12,438,038 shares as of June 14, 2002.

                      Cygne Designs, Inc. and Subsidiaries

                               Index to Form 10-Q


PART I  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets at May 4, 2002 and February 2, 2002............3

Consolidated Statements of Operations for the
  three months ended May 4, 2002 and May 5, 2001...........................4

Consolidated Statements of Stockholders' Equity for the three months ended May 4, 2002.................................................5

Consolidated Statements of Cash Flows for the
  three months ended May 4, 2002 and May 5, 2001...........................6

Notes to Consolidated Financial Statements.................................7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................11

PART II OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders..............15

ITEM 6.  Exhibits and Reports on Form 8-K.................................15

                      Cygne Designs, Inc. and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)


                                                                         May 4,     February 2,
                                                                          2002         2002
                                                                       ---------    ---------
                                                                        (In thousands, except
                                                                     share and per share amounts)
Assets
  Current assets:
    Cash and cash equivalents ......................................   $   4,416    $   2,558
    Restricted cash ................................................        --            146
    Trade accounts receivable, net .................................       1,898        5,472
    Inventory ......................................................       2,364        3,733
    Other receivables and prepaid expenses .........................       1,011          944
                                                                       ---------    ---------
Total current assets ...............................................       9,689       12,853
Fixed assets, net ..................................................       2,193        2,261
Other intangibles, net .............................................        --            375
Other assets .......................................................          48           48
                                                                       ---------    ---------
Total assets .......................................................   $  11,930    $  15,537
                                                                       =========    =========

Liabilities and stockholders' equity
  Current liabilities:
    Short- term borrowings .........................................   $     564    $   2,260
    Accounts payable ...............................................       2,265        1,541
    Accrued expenses ...............................................         980        1,070
    Income taxes payable ...........................................         756        5,555
                                                                       ---------    ---------
Total current liabilities ..........................................       4,565       10,426

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized:  none issued and outstanding .......................        --           --

  Common stock, $0.01 par value; 25,000,000 shares
    authorized:  12,438,038 shares issued and outstanding ..........         124          124
  Paid-in capital ..................................................     120,918      120,918
  Accumulated deficit ..............................................    (113,677)    (115,931)
                                                                       ---------    ---------
Total stockholders' equity .........................................       7,365        5,111
                                                                       ---------    ---------
Total liabilities and stockholders' equity .........................   $  11,930    $  15,537
                                                                       =========    =========

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)

                                                                   Three Months ended
                                                                  ---------------------
                                                                  May 4,         May 5,
                                                                   2002           2001
                                                                 -------        -------
                                                                  (In thousands except
                                                                    per share amounts)
Net sales:
   Americas and Far East ....................................    $ 5,207        $10,230
   Middle East ..............................................      1,892             --
                                                                 -------        -------
                                                                   7,099         10,230
Cost of goods sold:
   Americas and Far East ....................................      4,988          8,926
   Middle East ..............................................      3,233             --
                                                                 -------        -------
                                                                   8,221          8,926
                                                                 -------        -------
Gross (loss) profit .........................................     (1,122)         1,304
Selling, general, and administrative expenses ...............      1,003          1,256
Amortization of other intangibles ...........................         42             --
Write off of other intangibles ..............................        213             --
                                                                 -------        -------
(Loss) income from operations ...............................     (2,380)            48
Interest income .............................................          2             28
Interest expense ............................................      (160)            (6)
                                                                 -------        -------
(Loss) income before income taxes ...........................     (2,538)            70
(Benefit) provision for income taxes ........................     (4,792)             9
                                                                 -------        -------
Net income ..................................................    $ 2,254        $    61
                                                                 =======        =======
Net income per share--basic and dilutive ....................    $  0.18        $  0.00
                                                                 =======        =======
Weighted average number of common shares outstanding.........     12,438         12,438
                                                                 =======        =======

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

           Consolidated Statement of Stockholders' Equity (Unaudited)

                                                     Common Stock
                                                 --------------------
                                                   Number                 Paid-in     (Accumulated
                                                 of Shares     Amount     Capital        Deficit)      Total
                                                 ---------     ------     -------     ------------     -----
                                                                      (In thousands)
Balance at February 2, 2002 ...................    12,438        $124     $120,918      $(115,931)     $5,111
Net income for the three
   months ended May 4, 2002 ...................        --          --           --          2,254       2,254
                                                   ------        ----     --------      ---------      ------
Balance at May 4, 2002 ........................    12,438        $124     $120,918      $(113,677)     $7,365
                                                   ======        ====     ========      =========      ======

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

                                                             Three Months Ended
                                                             ------------------
                                                             May 4,     May 5,
                                                              2002       2001
                                                            -------    -------
                                                              (In thousands)
Operating activities
Net income ............................................     $ 2,254    $    61
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation .......................................          90         98
   Amortization of  other intangibles .................          42       --
   Write off of other intangibles .....................         213       --
   Settlement of income tax liability .................      (4,800)      --
   Changes in operating assets and liabilities:
   Restricted cash ....................................         146       --
   Trade accounts receivable ..........................       3,574     (1,503)
   Inventory ..........................................       1,369      3,001
   Other receivables and prepaid expenses .............         (67)        99
   Other assets .......................................        --          (11)
   Accounts payable ...................................         724     (1,334)
   Accrued expenses ...................................          70        466
   Income taxes payable ...............................           1         (2)
                                                            -------    -------
Net cash provided by  operating activities ............       3,616        875

Investing activities
Purchase of fixed assets, net .........................         (22)       (69)
Purchase of other intangibles .........................         (40)      --
                                                            -------    -------
Net cash used in investing activities .................         (62)       (69)
                                                            -------    -------

Financing activities
  Repayment of  short--term debt, net .................      (1,696)      --
                                                            -------    -------
  Net cash used in financial activities ...............      (1,696)      --
                                                            -------    -------

Net increase in cash ..................................       1,858        806
Cash at beginning of period ...........................       2,558      2,378
                                                            -------    -------
Cash at end of period .................................     $ 4,416    $ 3,184
                                                            =======    =======

Supplemental disclosures:
Income taxes paid .....................................     $     7    $     7
                                                            =======    =======
Interest paid .........................................     $   160    $     6
                                                            =======    =======

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                   May 4, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 4, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002. The balance sheet at February 2, 2002 has been derived from the audited financial statements at that date. The Company's fiscal year ends on the Saturday nearest to January 31.

NET (LOSS) INCOME PER SHARE

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Board SFAS No. 128, "Earnings per Share". In computing dilutive income (loss) per share for the quarter ended May 4, 2002, and May 5, 2001, no effect has been given to outstanding options since the exercise of any of these items would have an antidilutive or no effect on net (loss) income per share.

2. ACQUISITION AND DISPOSITION OF COMPANIES

On April 1, 2002, Cygne Designs, Inc. ("Cygne") and Boscan Middle East Investments Limited ("BMEI") signed a letter of intent to form a Joint Venture ("JV") to be the exclusive entity through which Cygne and BMEI will sell knit clothing manufactured in Jordan (the "Business"). Both Cygne and BMEI were doing business in Jordan as sellers and manufacturers of knit clothing. On June 6, 2002, both parties agreed not to form the joint venture and Cygne has agreed to sell its Knit business in Jordan to an unrelated third party. (See Note 9-- Subsequent event.)

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

                      Cygne Designs, Inc. and Subsidiaries

The Company accounted for this transaction as a purchase. The Company recorded $200,000 in goodwill related to this transaction during the third quarter of 2001. The resulting goodwill and other intangible assets were being amortized over their estimated useful life of three years. However, the unamortized goodwill of $180,000 was written off at February 2, 2002 and the unamortized other intangible of $213,000 was written off at May 4, 2002.

3. INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                                    May 4,      February 2,
                                                     2002          2002
                                                    ------      ----------
                                                       (In thousands)
Raw materials and Work-in-Process ................  $1,830        $1,831
Finished goods ...................................     534         1,902
                                                    ------        ------
                                                    $2,364        $3,733
                                                    ======        ======

4. CREDIT FACILITIES

The Company has obtained letters of credit through use of a cash deposit to secure the letters of credit and through its credit facility. The Company had restricted cash at a bank of $146,000 at February 2, 2002, to secure letters of credit from a domestic bank. There were no outstanding letters of credit from domestic banks at May 4, 2002.

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC. ("GMACCC"). The Agreement provides for a Revolving Facility of $8,000,000 ("Facility"), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bear a rate of interest of the lesser of (i) LIBOR (1.9% at May 4, 2002) plus 3% or (ii) the prime rate (4.75% at May 4, 2002) plus 0.5% and are secured by substantially all of the Company's assets. In addition, the Facility is subject to various financial covenants including requirements for tangible net worth and fixed charge coverage ratios, among other covenants. At May 4, 2002, the Company failed to achieve one of the required financial covenants and as a result the Company is in default of the Agreement. If the Company is unable to remedy the default and GMACCC terminates the credit facility, the Company's business may be adversely affected. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC upon default under the Agreement. At May 4, 2002 the Company had no borrowings but could have borrowed or had issued letters of credit in the aggregate amount of approximately $480,000, based on the borrowing base formula.

In August 2001, Prosperity Textiles Ltd. ("Prosperity") a wholly owned subsidiary of the Company located in Jordan, entered into credit facility arrangement with the Egyptian Arab Land Bank. This arrangement can be terminated by either party at any time. The aggregate credit facility is $2,800,000 and can be used for both short-term borrowings and the issuance of documentary letters of credit. The security for this facility is (i) 50% of the sales value of customers' letters of credit for garments to be shipped by Prosperity and (ii) 80% of its trade receivables for which the Bank has the letters of credit. At May 4, 2002, the Company had borrowings of $564,000 and letters of credit of $1,016,000 outstanding under this facility. Prosperity was notified on May 13, 2002 that no new borrowings or additional letters of credit will be permitted and that the facility would be terminated as soon as the balances outstanding were repaid. The Company had borrowings of $491,000 and letters of credit outstanding of $475,000 outstanding under this facility at May 13, 2002. These balances will be repaid during the second quarter of 2002.

                      Cygne Designs, Inc. and Subsidiaries

5. LITIGATION

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition results of operations and cash flow. See Note 6 for information regarding income tax audits.

6. INCOME TAX

The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date of GJM (US) Inc. was acquired by the Company). The IRS had informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16,000,000 (including some penalties but not interest). Representatives of the IRS have informally stated to the Company that the IRS will not allege any tax deficiency against the Company as a result of this audit. The Company has received a draft closing agreement from the IRS, which reflects such informal statements. The Company expects a final closing agreement to be fully signed by the IRS and the Company shortly. As a result of this settlement, the Company reversed a tax accrual of $4,800,000 established in connection with the potential deficiency at May 4, 2002.

The Company is subject to other ongoing tax audits in several jurisdictions including Guatemala for the years ended 1998, 1999 and 2000. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position, results of operations, and cash flow.

As of February 2, 2002, based upon tax returns filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2019. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than a 50% ownership change (as defined therein) with respect to the Company's stock in any three-year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of February 2, 2002, based upon tax returns filed, the Company reported a net operating loss carryforward for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to an annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002.

                      Cygne Designs, Inc. and Subsidiaries

8. SEGMENT INFORMATION

Based on the criteria in SFAS No. 131, the Company operates in one segment of the apparel market--women's career and casual apparel.

9. SUBSEQUENT EVENT

On June 10, 2002, the Company entered into an agreement effective June 1, 2002 to sell its Knit business in Jordan to the House and Garden Company D/B/A Century Knits ("CK") and Century Investment Group ("CIG") ("Jordan Knit disposition"). The Jordan Knit disposition consists of substantially all of the assets of Prosperity Textiles Ltd. ("Prosperity") the Company's wholly owned subsidiary in Jordan. The purchase price is $400,000 plus the book value of the assets being sold. CK will assume substantially all of the customer and vendor purchase orders. In addition, the Company has agreed not to compete with CK for Knit business in Jordan for five years in consideration of $350,000 payable without interest, by January 31, 2003 and January 31 of each subsequent year in installments equal to the lesser of (i) $200,000, (ii) any remaining unpaid balance, or (iii) 20% of the net income of CK for the preceding calendar year; provided however, that any unpaid balance at January 31, 2006 shall be paid to the Company by CIG on or before February 5, 2006. Prosperity will retain all cash, accounts receivables and accounts payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

Statements in this report concerning the Company's business outlook or future economic performance; anticipated results of operations, revenues, expenses, or other financial items; private label and brand name products and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance, or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties, and factors include, but are not limited to, a decline in demand for merchandise offered by the Company, or increases in the rate of import duties, adverse changes in export controls, dependence on a key customer, risk of operations and suppliers in foreign countries, competition, termination of its credit facilities and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended February 2, 2002. The Company assumes no obligation to update or revise any such forward-looking statements.

GENERAL

The Company historically has been dependent on one or more key customers. A significant portion of the Company's sales are expected to continue to be to The Limited, Inc (consisting primarily of Lerner). For the first quarter of 2002, sales to The Limited, Inc., AMC and Dillard's accounted for 55%, 27% and 14%, respectively, of Cygne's net sales. If the sale of Prosperity had taken place at February 2, 2002, sales to The Limited, Inc. and Dillard's would have been 75% and 19% respectively of Cygne's net sales. For the first quarter of 2001 sales to The Limited, Inc. and Dillard's accounted for 54% and 41%, respectively, of Cygne's net sales. Although Cygne has a long-established relationship with The Limited, Inc., its key customer, Cygne does not have long-term contracts with The Limited, Inc. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with The Limited, Inc. There can be no assurance that The Limited, Inc. will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on The Limited, Inc., The Limited, Inc. has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, The Limited, Inc. procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with The Limited, Inc.

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

RESULTS OF OPERATIONS

The following table is derived from the Company's consolidated statements of operations for the three months ended May 4, 2002 and May 5, 2001 and expresses for the periods certain data as a percentage of net sales:

                                                            Three Months Ended
                                                            -------------------
                                                            May 4,       May 5,
                                                             2002         2001
                                                            ------       ------
   Americas and Far East ................................    73.0%       100.0%
   Middle East ..........................................    27.0          0.0
                                                            -----        -----
   Net sales ............................................   100.0%       100.0%
                                                            =====        =====
   Gross (loss) profit ..................................   (15.8)        12.7
   Selling, general, and administrative expenses ........    14.1         12.2
   Amortization of other intangibles ....................     0.6          0.0
   Write off of other intangibles .......................     3.0          0.0
                                                            -----        -----
   (Loss) income from operations ........................   (33.5)         0.5
   Interest expense .....................................    (2.3)         0.0
   Interest income ......................................     0.0          0.2
                                                            -----        -----
   (Loss) income before income taxes ....................   (35.8)         0.7
   (Benefit) provision for income taxes .................   (67.5)         0.1
                                                            -----        -----
   Net income ...........................................    31.7          0.6
                                                            =====        =====

THREE MONTHS ENDED MAY 4, 2002 COMPARED TO THREE MONTHS ENDED MAY 5, 2001

NET SALES

Net sales for the first quarter of 2002 were $7,099,000, a decrease of $3,131,000, or 31%, from $10,230,000 in the first quarter of 2001.

Americas and Far East

Net sales for the first quarter of 2002 were $5,207,000, a decrease of $5,023,000 or 49% from $10,230,000 in the first quarter of 2001. The decrease in sales for the first quarter was primarily attributed to a decrease in sales to The Limited, Inc. of $1,622,000 and Dillard's of $3,193,000. The Company does not anticipate future sales to Dillard's. The Limited, Inc. accounted for 75% of the net sales for the first quarter of 2002 compared to 54% in the comparable period in 2001.

Middle East

Net sales for the first quarter of 2002 were $1,892,000. The increase in sales was attributed to sales to AMC of $1,892,000 as the Knits acquisition was not consummated until the second quarter of 2001. As a result of the sale of the Jordanian Knit business in June 2002, the Company will not have the sales in the future.

GROSS PROFIT (LOSS)

The gross loss for the first quarter of 2002 was $1,122,000, a decrease of $2,426,000 from the gross profit of $1,304,000 for the comparable period in 2001.

Americas and Far East

The gross profit for the first quarter of 2002 was $219,000, a decrease of $1,085,000 from the gross profit of $1,304,000 for the comparable period in 2001 and a gross margin reduction of 8.5%(4.2% vs. 12.7%). The decrease was primarily attributable to lower sales to The Limited, Inc. and Dillard's and unabsorbed factory overhead at the Company's Guatemala facility due to the lower than anticipated sales volume.

Middle East

The gross loss for the first quarter of 2002 was $1,341,000. Which was primarily attributable to the manufacturing losses relating to unabsorbed overhead and termination expenses of factory employees incurred by the Company's Jordanian operations, as a result of the expected sale of the Knits Business.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the first quarter of 2002 were $1,003,000, a decrease of $253,000 from $1,256,000 in the comparable period in 2001.

The decrease in selling, general and administrative expense for the first quarter compared to the comparable period in 2001 was primarily attributable to the closing of the Dallas office during October 2001, partially offset by the establishment of a sales and marketing team to service AMC. As a result of disposition of the Jordan Knit business in June 2002, this sales and marketing team has been eliminated.

AMORTIZATION  AND WRITE OFF OF OTHER INTANGIBLES

Other intangibles which arose in connection with the May 2001 acquisition of the business of Best Knits, L.L.C. were being amortized over thirty six months. The unamortized balance of $213,000 was written off as a result of impairment.

INTEREST

Interest expense for the three months ended May 4, 2002 was $160,000 compared to interest expense of $6,000 for the comparable period in 2001. The increase in interest expense in 2002 compared to 2001 was primarily attributable to increased borrowings to fund the working capital requirements of the Jordanian operations and the establishment of a domestic credit facility.

Interest income for the three months ended May 4, 2002 was $2,000 compared to interest income of $28,000 for the comparable period in 2001. The decrease in interest income in 2002 compared to 2001 was attributable to increased working capital requirements as a result of the acquisition of the Jordanian operations.

PROVISION (BENEFIT) FOR INCOME TAXES

The benefit for income taxes of $4,792,000 for the three months ended May 4, 2002 represents the reversal of a tax accrual of $4,800,000 established in connection with a potential tax deficiency proposed by the IRS partially offset by a $8,000 provision for minimum state income taxes and foreign taxes. The Company and the IRS have informally settled this matter and the Company is not liable for any tax deficiency, (see Note 6- Income Tax). The provision for income taxes of $9,000 for the three months ended May 5, 2001, represents a provision for minimum state income taxes and foreign taxes. As of February 2, 2002, based upon tax returns filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2019. Under Section 382 of the U.S. Internal Revenue Code, if there is more than a 50% ownership change (as defined therein) with respect to the Company's stock in any three-year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of February 2, 2002, based upon tax returns filed, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company has obtained letters of credit through use of a cash deposit to secure the letters of credit and through its credit facility. The Company had restricted cash at a bank of $146,000 at February 2, 2002, to secure letters of credit from a domestic bank. There were no outstanding letters of credit from domestic banks at May 4, 2002.

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC. ("GMACCC"). The Agreement provides for a Revolving Facility of $8,000,000 ("Facility"), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bear a rate of interest of the lesser of (i) LIBOR (1.9% at May 4, 2002) plus 3% or (ii) the prime rate (4.75% at May 4, 2002) plus 0.5% and are secured by substantially all of the Company's assets. In addition, the Facility is subject to various financial covenants including requirements for tangible net worth and fixed charge coverage ratios, among other covenants. At May 4, 2002, the Company failed to achieve one of the required financial covenants and as a result the Company is in default of the Agreement. If the Company is unable to remedy the default and GMACCC terminates the credit facility, the Company's business may be adversely affected. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC upon default under the Agreement. At May 4, 2002 the Company had no borrowings but could have borrowed or had issued letters of credit in the aggregate amount of approximately $480,000, based on the borrowing base formula.

In August 2001, Prosperity Textiles Ltd. ("Prosperity") a wholly owned subsidiary of the Company located in Jordan, entered into credit facility arrangement with the Egyptian Arab Land Bank. This arrangement can be terminated by either party at any time. The aggregate credit facility is $2,800,000 and can be used for both short-term borrowings and the issuance of documentary letters of credit. The security for this facility is (i) 50% of the sales value of customers' letters of credit for garments to be shipped by Prosperity and (ii) 80% of its trade receivables for which the Bank has the letters of credit. At May 4, 2002, the Company had borrowings of $564,000 and letters of credit of $1,016,000 outstanding under this facility. Prosperity was notified on May 13, 2002 that no new borrowings or additional letters of credit will be permitted and that the facility would be terminated as soon as the balances outstanding were repaid. The Company had borrowings of $491,000 and letters of credit outstanding of $475,000 outstanding under this facility at May 13, 2002. These balances will be repaid during the second quarter of 2002.

Net cash provided by operating activities for the three months of 2002 was $3,616,000 compared to $875,000 in 2001. The increase in net cash provided by operating activities was primarily the result of a decrease in trade accounts receivable and inventory and an increase in accounts payable, offset by a loss before income tax benefit. Net cash used in investing activities for 2002 and 2001 was $62,000 and $69,000, respectively. In 2002, $40,000 reflects payments for other intangibles purchased in 2001 in connection with the acquisition of the Jordanian operations and $22,000 was for purchase of fixed assets. The purchase of fixed assets in 2001 was $69,000.

The Company's financial performance for the next twelve months will depend on a variety of factors, including the amount of sales to The Limited, Inc. and the successful liquidation of the Jordanian subsidiary. If the Company has significant operating losses or if its ability to borrow under its credit facilities is limited or terminated, the Company will face severe liquidity pressures which would adversely affect the Company's financial condition and results of operations and cash flow. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     2.1 Asset purchase agreement between Cygne Designs, Inc. and House & Garden Company D/B/A Century Knits and Century Investment Group.


b. Reports on Form 8-K

     Current report on form 8-K dated May 20, 2002 report stating that Company has engaged Mahoney Cohen & Company, C.PA, PC ("Mahoney Cohen") as the Company's independent public accountants.

     Current report on form 8-K dated May 9, 2002 report stating that Ernst & Young LLP (E&Y) had resigned as the Company's independent public accountants.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 21, 2002                           By: /S/ BERNARD M. MANUEL
                                        ----------------------------------------
                                        Bernard M. Manuel, Chairman of the Board
                                        and Chief Executive Officer

June 21, 2002                           By: /S/ ROY E. GREEN
                                        ----------------------------------------
                                        Roy E. Green, Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        and Secretary