Form 10-Q
period 2002-08-03
CYGNE DESIGNS INC
filed 2002-09-17
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 3, 2002

                                       or

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

                                 (212) 997-7767
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
  (Former name, address, and former fiscal year, if changed since last report)

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

Common Stock, $0.01 par value, 12,438,038 shares as of September 13, 2002.

                      Cygne Designs, Inc. and Subsidiaries

                               Index to Form 10-Q


Part I  Financial Information

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets at August 3, 2002 and February 2, 2002............3

Consolidated Statements of Operations for the
three and six months ended August 3, 2002 and August 4, 2001..................4

Consolidated Statements of Stockholders' Equity for the six
months ended August 3, 2002...................................................5

Consolidated Statements of Cash Flows for the
 six months ended August 3, 2002 and August 4, 2001...........................6

Notes to Consolidated Financial Statements....................................7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................11

Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.................16

Item 6.  Exhibits and Reports on Form 8-K....................................16

                      Cygne Designs, Inc. and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)


                                                                                       August              February
                                                                                      3, 2002               2, 2002
                                                                                      -------               -------
                                                                                           (In thousands, except
                                                                                       share and per share amounts)
Assets
   Current assets:
      Cash and cash equivalents ................................................     $  3,023              $  2,558
      Restricted cash ..........................................................           --                   146
      Trade accounts receivable, net ...........................................        2,904                 5,472
      Inventory ................................................................        1,081                 3,733
      Other receivables and prepaid expenses ...................................          913                   944
                                                                                     --------              --------
   Total current assets ........................................................        7,921                12,853
   Fixed assets, net ...........................................................        2,081                 2,261
   Other intangibles, net ......................................................           --                   375
   Other assets ................................................................          398                    48
                                                                                     --------              --------
   Total assets ................................................................     $ 10,400              $ 15,537
                                                                                     ========              ========

Liabilities and stockholders' equity
   Current liabilities:
      Short-term borrowings ....................................................           --              $  2,260
      Accounts payable .........................................................     $  1,157                 1,541
      Accrued expenses .........................................................          974                 1,070
      Income taxes payable .....................................................          761                 5,555
                                                                                     --------              --------
      Total current liabilities ................................................        2,892                10,426
   Long-term liabilities:
      Deferred income ..........................................................          350                    --
   Stockholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
        authorized:  none issued and outstanding ...............................           --                    --
      Common stock, $0.01 par value; 25,000,000 shares
        authorized:  12,438,038 shares issued and outstanding ..................          124                   124
      Paid-in capital ..........................................................      120,918               120,918
      Accumulated deficit ......................................................     (113,884)             (115,931)
                                                                                     --------              --------
Total stockholders' equity .....................................................        7,158                 5,111
                                                                                     --------              --------
Total liabilities and stockholders' equity .....................................     $ 10,400              $ 15,537
                                                                                     ========              ========

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)

                                                                          Three Months Ended                  Six  Months Ended
                                                                          ------------------                  -----------------
                                                                        August            August             August        August
                                                                       3, 2002           4, 2001            3, 2002       4, 2001
                                                                       -------           -------            -------       -------
                                                                                 (In thousands except per share amounts)
Net sales:
   Americas and Far East ............................................  $ 6,212           $ 6,059           $ 11,419       $ 16,289
   Middle East ......................................................      706             3,171              2,598          3,171
                                                                       -------           -------           --------       --------
                                                                         6,918             9,230             14,017         19,460
Cost of goods sold:
   Americas and Far East ............................................    5,256             5,061             10,244         13,949
   Middle East ......................................................    1,352             2,888              4,586          2,888
                                                                       -------           -------           --------       --------
                                                                         6,608             7,949             14,830         16,837
                                                                       -------           -------           --------       --------
Gross profit (loss) .................................................      310             1,281               (813)         2,623
Selling, general, and administrative expenses .......................      817             1,094              1,819          2,388
Amortization of other intangibles ...................................       --                28                 42             28
Write off of other intangibles ......................................       --                --                213             --
Gain on sale of business ............................................     (400)               --               (400)            --
                                                                       -------           -------           --------       --------
(Loss) income from operations .......................................     (107)              159             (2,487)           207
Interest income .....................................................       12                 5                 12             33
Interest expense ....................................................     (104)              (83)              (262)           (89)
                                                                       -------           -------           --------       --------
(Loss) income before income taxes ...................................     (199)               81             (2,737)           151
Provision (benefit) for income taxes ................................        8                10             (4,784)            19
                                                                       -------           -------           --------       --------
Net  (loss) income ..................................................  $  (207)          $    71           $  2,047       $    132
                                                                       =======           =======           ========       ========
Net income per share - basic and dilutive ...........................  $ (0.02)          $  0.01           $   0.16       $   0.01
                                                                       =======           =======           ========       ========
Weighted average number of common shares outstanding ................   12,438            12,438             12,438         12,438
                                                                       =======           =======           ========       ========

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

           Consolidated Statement of Stockholders' Equity (Unaudited)

                                                         Common Stock
                                                         ------------
                                                   Number                                  Paid-in          (Accumulated
                                                 of Shares            Amount               Capital             Deficit)        Total
                                                 ---------            ------               -------             --------        -----
                                                                               (In thousands)
Balance at February 2, 2002 ..................     12,438               $124              $120,918            $(115,931)      $5,111
Net income for the six
   months ended August 3, 2002 ...............         --                 --                    --                2,047        2,047
                                                   ------               ----              --------            ---------       ------
Balance at August 3, 2002 ....................     12,438               $124              $120,918            $(113,884)      $7,158
                                                   ======               ====              ========            =========       ======

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                      Six  Months Ended
                                                                                                      -----------------
                                                                                                 August               August
                                                                                                3, 2002              4, 2001
                                                                                                -------              -------
                                                                                                       (In thousands)
Operating activities
Net income ..................................................................................    $2,047               $  132
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation .............................................................................       198                  199
   Amortization of  other intangibles .......................................................        42                   28
   Write off of other intangibles ...........................................................       213                   --
   Settlement of income tax liability .......................................................    (4,800)                  --
   Gain on sale of business .................................................................      (400)                  --
Changes in operating assets and liabilities:
   Restricted cash ..........................................................................       146                   --
   Trade accounts receivable ................................................................     2,534               (1,393)
   Inventory ................................................................................     1,306                 (274)
   Other receivables and prepaid expenses ...................................................       443                 (236)
   Other assets .............................................................................        --                  (11)
   Accounts payable .........................................................................       187                  495
   Accrued expenses .........................................................................        64                  173
   Income taxes payable .....................................................................         6                    3
                                                                                                 ------               ------
Net cash provided by (used in) operating activities .........................................     1,986                 (884)

Investing activities
Purchase of fixed assets ....................................................................       (18)                (204)
Purchase of other intangibles ...............................................................       (40)                (220)
Proceeds from sale of business ..............................................................       400                   --
                                                                                                 ------               ------
Net cash provided by (used in) investing activities .........................................       342                 (424)
                                                                                                 ------               ------

Financing activities
     Repayment of  short -term debt, net ....................................................    (1,863)                  --
                                                                                                 ------               ------
     Net cash used in financing activities ..................................................    (1,863)                  --
                                                                                                 ------               ------

Net increase (decrease) in cash .............................................................       465               (1,308)
Cash at beginning of period .................................................................     2,558                2,378
                                                                                                 ------               ------
Cash at end of period .......................................................................    $3,023               $1,070
                                                                                                 ======               ======

Supplemental disclosures:
Income taxes paid ...........................................................................    $   10               $   17
                                                                                                 ======               ======
Interest paid ...............................................................................    $  262               $   89
                                                                                                 ======               ======

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                 August 3, 2002


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002. The balance sheet at February 2, 2002 has been derived from the audited financial statements at that date. The Company's fiscal year ends on the Saturday nearest to January 31.

NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Board SFAS No. 128, "Earnings per Share". In computing dilutive income (loss) per share for the three and six months ended August 3, 2002, and August 4, 2001, no effect has been given to outstanding options since the exercise of any of these items would have an antidilutive or no effect on net income (loss) per share.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of financial statements and the reported amount of revenue and expenses during the period. Actual results could differ from those estimates.

2. ACQUISITION AND DISPOSITION OF COMPANIES

On May 13, 2001, with an effective date of May 1, 2001, the Company acquired from Best Knits, L.L.C ("Best Knits") the rights and obligation of all customer purchase orders held by Best Knits at the closing date and the trade name and domain name "Best Knits". Best Knits, located in Irbid, Jordan, was a manufacturer of private label women's knit tops for sale to retailers located in the United States. The Company (i) assumed all outstanding vendor purchase orders issued by Best Knits directly related to the acquired customer purchase orders, (ii) purchased from Best Knits all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease with Best Knits for the eighteen month period starting May 1, 2001, (a) for the 66,000 square feet being used by Best Knits, (b) its approximately 550 sewing machines, (c) its cutting and pressing equipment and (d) its office furniture and equipment, (iv) hired substantially all of the approximately 650 employees employed by Best Knits and (v) agreed to purchase from Best Knits for $500,000 its trade name and customer relationships of which $200,000 was paid at the closing and the remaining $300,000 to be paid by a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001.

                      Cygne Designs, Inc. and Subsidiaries

The Company accounted for this transaction as a purchase. In addition the Company recorded $200,000 of goodwill during the third quarter of 2001. The resulting goodwill and other intangible assets were being amortized over their estimated useful life of three years. The unamortized goodwill of $180,000 was written off at February 2, 2002 and the unamortized other intangible assets of $213,000 were written off at May 4, 2002.

On June 10, 2002, the Company entered into an agreement effective date of June 1, 2002 to sell its Middle East Knit business located in Jordan to the House and Garden Company D/B/A Century Knits ("CK") and Century Investment Group ("CIG") ("Jordan Knit disposition"). The Jordan Knit disposition consisted of certain assets of Prosperity Textiles Ltd. ("Prosperity") the Company's wholly owned subsidiary in Jordan. The purchase price was $400,000 which was paid at the closing plus the book value of the assets sold which approximated $1,400,000. Prosperity retained all of its cash, accounts receivables and accounts payable. CK assumed substantially all of the customer and vendor purchase orders. On July 29, 2002, the Agreement was amended whereby CK on or before April 30, 2003 will pay $433,000 with 8% interest to the Company for all of the assets purchased and assume all of Prosperity's outstanding liabilities and bank debt at July 29, 2002 (in the aggregate $967,000). CK's obligations under this amendment are guaranteed by CIG, and CIG shall indemnify Prosperity against subsequent claims by Prosperity suppliers. In addition, the Company agreed not to compete with CK for Knit business in Jordan for five years in consideration of $350,000 payable without interest, on January 31, 2003 and January 31 of each subsequent year in installments equal to the lesser of (i) $200,000, (ii) any remaining unpaid balance, or (iii) 20% of the net income of CK for the preceding calendar year; provided however, that any unpaid balance at January 31, 2006 shall be paid to the Company by CIG on or before February 5, 2006. In connection with the non-compete agreement, the Company recorded deferred income of $350,000 and a receivable of $350,000 which it is amortizing the income over a five year period.


3. INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                                 August                February
                                                3, 2002                 2, 2002
                                                -------                 -------
                                                        (In thousands)
Raw materials and Work-in-Process ............   $  921                  $1,831
Finished goods ...............................      160                   1,902
                                                 ------                  ------
                                                 $1,081                  $3,733
                                                 ======                  ======

4. CREDIT FACILITIES

The Company has obtained letters of credit from domestic banks through use of a cash deposit to secure the letters of credit. The Company had restricted cash at a bank of $146,000 at February 2, 2002, to secure letters of credit from a domestic bank. There were no outstanding letters of credit at August 3, 2002.

                      Cygne Designs, Inc. and Subsidiaries

        Notes to Consolidated Financial Statements (Unaudited)- Continued

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC. ("GMACCC"). The Agreement provides for a Revolving Facility of $8,000,000 ("Facility"), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bear a rate of interest of the lesser of (i) LIBOR ( 1.94% at August 3, 2002) plus 3% or (ii) the prime rate (4.75% at August 3, 2002) plus 0.5% and are secured by substantially all of the Company's assets. In addition, the Facility is subject to various financial covenants including requirements for tangible net worth and fixed charge coverage ratios, among other covenants. At August 3, 2002, the Company failed to achieve one of the required financial covenants and as a result the Company is in default of the Agreement. If the Company is unable to remedy the default and GMACCC terminates the credit facility, the Company's business may be adversely affected. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC upon default under the Agreement. At August 3, 2002 the Company had no borrowings.

In August 2001, Prosperity Textiles Ltd. ("Prosperity") a wholly owned subsidiary of the Company located in Jordan, entered into credit facility arrangement with the Egyptian Arab Land Bank. The aggregate credit facility was $2,800,000 and could have been used for both short-term borrowings and the issuance of documentary letters of credit. The security for this facility was the customers' letters of credit. The borrowing limits for this facility was (i) 50% of the sales value of customers' letters of credit for garments to be shipped by Prosperity and (ii) 80% of its trade receivables for which the Bank had the customers' letters of credit. Prosperity was notified on May 13, 2002 that no additional borrowings or letters of credit would be permitted and that the facility would be terminated as soon as the balances outstanding were repaid. Prosperity had borrowings of $491,000 and letters of credit outstanding of $475,000 under the facility on this date. On July 29, 2002, CK (the buyer of Prosperity) agreed to pay Prosperity's bank debt (approximately $397,000). See note 2.

5. LITIGATION

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition, results of operations and cash flow. See Note 6 for information regarding income tax audits.

6. INCOME TAX

The U.S. Internal Revenue Service (the "IRS") is conducting an audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date of GJM (US) Inc. was acquired by the Company). The IRS had informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16,000,000 (including some penalties but not interest). Representatives of the IRS have informally stated to the Company that the IRS will not allege any tax deficiency against the Company as a result of this audit. The Company has signed a closing agreement, which reflects such informal statements. The Company expects a final closing agreement to be fully signed by the IRS shortly. As a result of this settlement, the Company reversed a tax accrual of $4,800,000 established in connection with the potential deficiency at May 4, 2002.

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


7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to an annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002.


8. SEGMENT INFORMATION

Based on the criteria in SFAS No. 131, the Company operates in one segment of the apparel market - women's career and casual apparel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

Statements in this report concerning the Company's business outlook or future economic performance; anticipated results of operations, revenues, expenses, or other financial items; private label and brand name products and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance, or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties, and factors include, but are not limited to, a decline in demand for merchandise offered by the Company, changes and delays in customer delivery plans and schedules, significant regulatory changes, including increases in the rate of import duties or adverse changes in export quotas, dependence on a key customer an adverse tax ruling, risk of operations and suppliers in foreign countries, competition, termination of its credit facilities and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended
February 2, 2002. The Company assumes no obligation to update or revise any such forward-looking statements.

GENERAL

On June 10, 2002, the Company entered into an agreement effective date of June 1, 2002 to sell its Middle East Knit business located in Jordan to the House and Garden Company D/B/A Century Knits ("CK") and Century Investment Group ("CIG") ("Jordan Knit disposition"). The Jordan Knit disposition consisted of certain of the assets of Prosperity Textiles Ltd. ("Prosperity") the Company's wholly owned subsidiary in Jordan. The purchase price was $400,000 which was paid at the closing plus the book value of the assets sold which approximated $1,400,000. Prosperity retained all of its cash, accounts receivables and accounts payable. CK assumed substantially all of the customer and vendor purchase orders. On July 29, 2002, the Agreement was amended whereby CK on or before April 30, 2003 will pay $433,000 with 8% interest to the Company for all of the assets purchased and assume all of Prosperity's outstanding liabilities and bank debt at July 29, 2002 (in the aggregate $967,000). CK's obligations under this amendment are guaranteed by CIG, and CIG shall indemnify Prosperity against subsequent claims by Prosperity suppliers. In addition, the Company agreed not to compete with CK for Knit business in Jordan for five years in consideration of $350,000 payable without interest, on January 31, 2003 and January 31 of each subsequent year in installments equal to the lesser of (i) $200,000, (ii) any remaining unpaid balance, or (iii) 20% of the net income of CK for the preceding calendar year; provided however, that any unpaid balance at January 31, 2006 shall be paid to the Company by CIG on or before February 5, 2006. In connection with the non-compete agreement, the Company recorded deferred income of $350,000 and a receivable of $350,000 which it is amortizing the balance over a five year period.

The Company historically has been dependent on one or more key customers. A significant portion of the Company's sales are expected to continue to be to Limited Brands (Lerner New York division). For the second quarter of 2002, sales to Limited Brands and AMC accounted for 90%, and 8%, respectively, of Cygne's net sales. For the first six months of 2002, sales to Limited Brands, AMC and Dillard's were 72%, 17% and 7%, respectively. If the sale of Prosperity had taken place at February 2, 2002, sales to Limited Brands for the second quarter and six months would have been 99% and 92% respectively, of Cygne's net sales. For the second quarter of 2001 sales to Limited Brands, AMC and Dillard's accounted for 56%, 27% and 9%, respectively, of Cygne's net sales. For the first six months of 2001 sales to Limited Brands, Dillard's and AMC were 55%, 26% and 13% respectively of Cygne's net sales. Although Cygne has a long-established relationship with Limited Brands, its key customer, Cygne does not have long-term contracts with Limited Brands. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with Limited Brands.

There is no assurance that Limited Brands will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on Limited Brands, Limited Brands has the ability to exert significant control over the Company's business decisions, including prices. Furthermore, Limited Brands procures directly a substantial portion of its apparel product requirements through its sourcing subsidiary, and such subsidiary will continue to be a major competitor of the Company with respect to the Company's business with Limited Brands.

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

RESULTS OF OPERATIONS

The following table is derived from the Company's consolidated statements of operations for the three and six months ended August 3, 2002 and August 4, 2001 and expresses for the periods certain data as a percentage of net sales:


                                                                      Three Months Ended          Six Months Ended
                                                                      ------------------          ----------------
                                                                      August      August         August      August
                                                                     3, 2002     4, 2001        3, 2002     4, 2001
                                                                     -------     -------        -------     -------
Americas and Far East ............................................      89.8        65.4           81.5        83.7
Middle East ......................................................      10.2        34.6           18.5        16.3
                                                                       -----       -----          -----       -----
Net sales ........................................................     100.0%      100.0%         100.0%      100.0%
                                                                       =====       =====          =====       =====
Gross profit (loss) ..............................................       4.5        13.9           (5.8)       13.5
Selling, general, and administrative  expenses ...................      11.8        11.9           13.0        12.3
Amortization of other intangibles ................................        --         0.3            0.3         0.1
Write off of other intangibles ...................................        --          --            1.5          --
Gain on sale of business .........................................      (5.8)         --           (2.9)         --
                                                                       -----       -----          -----       -----
(Loss) income from operations ....................................      (1.5)        1.7          (17.7)        1.1
Interest expense .................................................      (1.6)       (0.9)          (1.9)       (0.5)
Interest income ..................................................       0.2         0.1            0.1         0.2
                                                                       -----       -----          -----       -----
(Loss) income before income taxes ................................      (2.9)        0.9          (19.5)        0.8
Provision (benefit) for income taxes .............................       0.1         0.1          (34.1)        0.1
                                                                       -----       -----          -----       -----
Net (loss) income ................................................      (3.0)        0.8           14.6         0.7
                                                                       =====       =====          =====       =====

THREE AND SIX MONTHS ENDED AUGUST 3, 2002 COMPARED TO THREE AND SIX MONTHS ENDED AUGUST 4, 2001

The company reduced the size of its Middle East Knit business ("MEKB") in April 2002 and sold MEKB in June 2002. Accordingly, the Company's results of operations for the period February 3, 2002 through August 3, 2002, included the MEKB operations for the period February 3, 2002 to May 31, 2002 whereas the results of operations for the comparable period include the results of MEKB since its inception May 6, 2001. See "General" for additional information.

The Company's continuing business is in the Americas and Far East category.

NET SALES

Net sales for the second quarter of 2002 were $6,918,000, a decrease of $2,312,000, or 25%, from $9,230,000 in the second quarter of 2001. Net sales for the first six months of 2002 were $14,017,000, a decrease of $5,443,000, or 28%, from $19,460,000 in the first six months of 2001.

AMERICAS AND FAR EAST

Net sales for the second quarter of 2002 were $6,212,000, an increase of $153,000 or 3% from $6,059,000 in the second quarter of 2001. The increase in sales to Limited Brands of $1,016,000 was offset by a decrease in sales primarily to Dillard's of $834,000. Limited Brands accounted for 99% of the net sales for the Americas and Far East for the second quarter of 2002 compared to 86% in the comparable period in 2001. Net sales for the Americas and Far East for the first six months of 2002 were $11,419,000, a decrease of $4,870,000 or 30% from $16,289,000 in the first six months of 2001. The decrease in sales for the first six months was caused by a decrease in sales primarily to Dillard's of $4,027,000 and Limited Brands of $606,000.

MIDDLE EAST

Net sales for the second quarter and six months of 2002 were $706,000 and $2,598,000 respectively, compared to $3,171,000 in the second quarter and first six months of 2001.

GROSS PROFIT (LOSS)

The gross profit for the second quarter of 2002 was $310,000, a decrease of $971,000 from the gross profit of $1,281,000 for the comparable period in 2001. The gross loss for the first six months of 2002 was $813,000, a decrease of $3,436,000 from the gross profit of $2,623,000 for the comparable period in 2001.

AMERICAS AND FAR EAST

The gross profit for the second quarter of 2002 was $956,000, a decrease of $42,000 from the gross profit of $998,000 for the comparable period in 2001. The gross profit for the first six months of 2002 was $1,175,000, a decrease of $1,165,000 from the gross profit of $2,340,000 for the comparable period in 2001. The decrease in gross profit was primarily attributable to lower sales in 2002 compared to 2001 and higher unabsorbed factory overhead at the Company's Guatemala facility due to the lower than anticipated sales volume during the first quarter of 2002.

MIDDLE EAST

The gross loss for the second quarter and first six months of 2002 was $646,000 and $1,988,000, respectively compared to gross profit of $283,000 for the second quarter and first six months of 2001. The gross loss was attributable to the factory's unabsorbed overhead and termination expenses of factory employees at the Company's Middle East Knit business, which was sold in June 2002.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the second quarter of 2002 were $816,000, a decrease of $356,000 from $1,172,000 in the comparable period in 2001. Selling, general, and administrative expenses for the first six months of 2002 were $1,819,000, a decrease of $607,000 from $2,426,000 in the comparable period in 2001.

The decreases in selling, general and administrative expenses for the second quarter and first six months of 2002, compared to the comparable periods in 2001 were primarily attributable to the closing of the Dallas sales office during October 2001, partially offset by the establishment of a sales and marketing team to service the Middle East business. As a result of the sale of the Middle East business in June 2002, this sales and marketing team has been eliminated.

AMORTIZATION AND WRITE OFF OF OTHER INTANGIBLES

Other intangibles which arose in connection with the May 2001 acquisition of the business of Best Knits, L.L.C. were being amortized over thirty six months. The unamortized balance of $213,000 was written off as a result of impairment.

INTEREST

Interest expense for the second quarter ended August 3, 2002 was $104,000 compared to interest expense of $83,000 for the comparable period in 2001. The increase in interest expense in 2002 compared to 2001 was primarily attributable to increased borrowings to fund the working capital requirements of the Middle East operations and fees for the new domestic credit facility.

Interest expense for the first six months ended August 3, 2002 was $262,000 compared to interest expense of $89,000 for the comparable period in 2001. The increase in interest expense in 2002 compared to 2001 was primarily attributable to increased borrowings to fund the working capital requirements of the Middle East operations and the fees for the new domestic credit facility.

Interest income for the second quarter ended August 3, 2002 was $12,000 compared to interest income of $5,000 for the comparable period in 2001. The increase in interest income in 2002 compared to 2001 was attributable to increased cash available for short-term investments during the second quarter of 2002.

Interest income for the first six months ended August 3, 2002 was $12,000 compared to interest income of $33,000 for the comparable period in 2001. The decrease in interest income in 2002 compared to 2001 was attributable to increased working capital requirements as a result of the acquisition of the Middle East operations.

PROVISION (BENEFIT) FOR INCOME TAXES

The provision for income taxes of $8,000, for the second quarter ended August 3, 2002 represent a provision for minimum state income taxes and foreign taxes. The benefit for income taxes of $4,784,000 for the first six months ended August 3, 2002 represents the reversal of a tax accrual of $4,800,000 established in connection with a potential tax deficiency proposed by the IRS partially offset by a $16,000 provision for minimum state income taxes and foreign taxes. The Company and the IRS have informally settled this matter and the Company is not liable for any tax deficiency. (See note 6 to the consolidated financial statements) The provision for income taxes for the three and six months ended August 4, 2001 of $10,000 and $19,000, respectively, represents a provision for minimum state income taxes and foreign taxes. As of February 2, 2002, based upon tax returns filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2011 through 2019. Under Section 382 of the U.S. Internal Revenue Code, if there is more than a 50% ownership change (as defined therein) with respect to the Company's stock in any three-year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of February 2, 2002, based upon tax returns filed, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2011 through 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company has obtained letters of credit from domestic banks through use of a cash deposit to secure the letters of credit. The Company had restricted cash at a bank of $146,000 at February 2, 2002, to secure letters of credit. There were no outstanding letters of credit at August 3, 2002.

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC. ("GMACCC"). The Agreement provides for a Revolving Facility of $8,000,000 ("Facility"), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bear a rate of interest of the lesser of (i) LIBOR (1.94% at August 3, 2002) plus 3% or (ii) the prime rate (4.75% at August 3, 2002) plus 0.5% and are secured by substantially all of the Company's assets. In addition, the Facility is subject to various financial covenants including requirements for tangible net worth and fixed charge coverage ratios, among other covenants. At August 3, 2002, the Company failed to achieve one of the required financial covenants and as a result the Company is in default of the Agreement. If the Company is unable to remedy the default and GMACCC terminates the credit facility, the Company's business may be adversely affected. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC upon default under the Agreement. At August 3, 2002 the Company had no borrowings.

In August 2001, Prosperity Textiles Ltd. ("Prosperity") a wholly owned subsidiary of the Company located in Jordan, entered into credit facility arrangement with the Egyptian Arab Land Bank. This arrangement can be terminated by either party at any time. The aggregate credit facility was $2,800,000 and could have been used for both short-term borrowings and the issuance of documentary letters of credit. The borrowing limits for this facility was (i) 50% of the sales value of customers' letters of credit for garments to be shipped by Prosperity and (ii) 80% of its trade receivables for which the Bank had the customers' letters of credit. Prosperity was notified on May 13, 2002 that no new borrowings or additional letters of credit would be permitted and that the facility would be terminated as soon as the balances outstanding were repaid. Prosperity had borrowings of $491,000 and letters of credit outstanding of $475,000 under this facility on this date. On July 29, 2002, CK (the buyer of Prosperity) agreed to pay Prosperity's bank debt (approximately $397,000). See "General" for more information.

Net cash provided by operating activities for the six months of 2002 was $1,986,000 compared to net cash used in operating activities of $884,000 in 2001. The increase in net cash provided by operating activities was primarily the result of a decrease in trade accounts receivable and inventory, offset by a loss before income tax benefit. Net cash provided by investing activities for 2002 was $342,000 compared to net cash used in investing activities in 2001 of $424,000. In 2002, $400,000 represented proceeds from sale of the Middle East business, $40,000 was for payments for other intangibles purchased in 2001 in connection with the acquisition of the Middle East business and $18,000 was for purchases of fixed assets. The purchase of fixed assets in 2001 was $204,000 and $220,000 was for payments for other intangibles was in connection with the acquisition of the Middle East business.

The Company's financial performance for the next twelve months will depend on a variety of factors, including the amount of sales to Limited Brands and the successful liquidation of the Jordanian subsidiary. If the Company has significant operating losses or if its ability to borrow under its credit facilities is limited or terminated, the Company will face severe liquidity pressures which would adversely affect the Company's financial condition and results of operations and cash flow. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          None


     b.   Reports on Form 8-K

          None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



September 13, 2002                  By:     /s/ Bernard M. Manuel
                                        ----------------------------------------
                                        Bernard M. Manuel, Chairman of the Board
                                        and Chief Executive Officer

September 13, 2002                  By:     /s/ Roy E. Green
                                        ----------------------------------------
                                        Roy E. Green, Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        and Secretary

                   CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER


I, Bernard M. Manuel, certify that:

1. I have reviewed this quarterly report of Form 10-Q of Cygne Designs, Inc. for the period ending August 3, 2002.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a fact or omit to state a material fact under which such statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



September 13, 2002


                                          By: /s/ BERNARD M. MANUEL
                                              ----------------------------------
                                              Bernard M. Manuel
                                              Chairman & Chief Executive Officer

                   CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER


I, Roy E. Green, certify that:

1. I have reviewed this quarterly report of Form 10-Q of Cygne Designs, Inc. for the period ending August 3, 2002.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a fact or omit to state a material fact under which such statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



September 13, 2002


                               By: /s/ ROY E. GREEN
                                   ---------------------------------------------
                                   Roy E. Green
                                   Senior Vice President-Chief Financial Officer