Form 10-Q
period 2002-11-02
CYGNE DESIGNS INC
filed 2002-12-13
CIK 906782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 2, 2002

                                       or

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

Common Stock, $0.01 par value, 12,438,038 shares as of December 13, 2002.

                      Cygne Designs, Inc. and Subsidiaries

                               Index to Form 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets at November 2, 2002 and February 2, 2002...........3

Consolidated Statements of Operations for the
three and nine months ended November 2, 2002 and November 3, 2001..............4

Consolidated Statements of Stockholders' Equity for the nine months ended November 2, 2002..................................................5

Consolidated Statements of Cash Flows for the
nine months ended November 2, 2002 and November 3, 2001........................6

Notes to Consolidated Financial Statements.....................................7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................11

ITEM 3.  Quantitative and Qualitative Disclosures About Master Risks..........16

ITEM 4.  Controls and Procedures..............................................16

PART II OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders..................17

ITEM 6.  Exhibits and Reports on Form 8-K.....................................17

                      Cygne Designs, Inc. and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)

                                                                           November       February
                                                                           2, 2002        2, 2002
                                                                          ---------      ---------
                                                                            (In thousands, except
                                                                         share and per share amounts)
Assets
Current assets:
   Cash and cash equivalents .........................................    $   2,613      $   2,558
   Restricted cash ...................................................           --            146
   Trade accounts receivable, net ....................................        2,411          5,472
   Inventory .........................................................        2,107          3,733
   Other receivables and prepaid expenses ............................          849            944
                                                                          ---------      ---------
Total current assets .................................................        7,980         12,853
Fixed assets, net ....................................................        2,014          2,261
Other intangibles, net ...............................................           --            375
Other assets .........................................................          374             48
                                                                          ---------      ---------
Total assets .........................................................    $  10,368      $  15,537
                                                                          =========      =========

Liabilities and stockholders' equity
   Current liabilities:
      Short-term borrowings ..........................................           --      $   2,260
      Accounts payable ...............................................    $   1,495          1,541
      Accrued expenses ...............................................          887          1,070
      Income taxes payable ...........................................          707          5,555
                                                                          ---------      ---------
      Total current liabilities ......................................        3,089         10,426
Long-term liabilities:
      Deferred income ................................................          327             --
Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000 shares
    authorized:  none issued and outstanding .........................          --              --
   Common stock, $0.01 par value; 25,000,000 shares
    authorized:  12,438,038 shares issued and outstanding ............          124            124
   Paid-in capital ...................................................      120,918        120,918
   Accumulated deficit ...............................................     (114,090)      (115,931)
                                                                          ---------      ---------
Total stockholders' equity ...........................................        6,952          5,111
                                                                          ---------      ---------
Total liabilities and stockholders' equity ...........................    $  10,368      $  15,537
                                                                          =========      =========

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)

                                                            Three Months Ended          Nine Months Ended
                                                           ---------------------      ---------------------
                                                           November     November      November     November
                                                           2, 2002      3, 2001       2, 2002      3, 2001
                                                           --------     --------      -------      -------
                                                               (In thousands except per share amounts)
Net sales:
   Americas and Far East ..............................    $ 5,366      $ 6,307       $16,785      $22,596
   Middle East ........................................         --        5,503         2,598        8,674
                                                           -------      -------       -------      -------
                                                             5,366       11,810        19,383       31,270
Cost of goods sold:
   Americas and Far East ..............................      4,701        5,122        14,945       19,071
   Middle East ........................................         --        5,465         4,586        8,353
                                                           -------      -------       -------      -------
                                                             4,701       10,587        19,531       27,424
Gross profit (loss) ...................................        665        1,223          (148)       3,846
Selling, general, and administrative expenses .........        823        1,040         2,642        3,428
Amortization of other intangibles .....................         --           47            42           75
Write off of other intangibles ........................         --           --           213           --
Gain on sale of business ..............................         --           --          (400)          --
                                                           -------      -------       -------      -------
(Loss) income from operations .........................       (158)         136        (2,645)         343
Interest income .......................................         10           --            22           33
Interest expense ......................................        (50)        (118)         (312)        (207)
                                                           -------      -------       -------      -------
(Loss) income before income taxes .....................       (198)          18        (2,935)         169
Provision (benefit) for income taxes ..................          8            5        (4,776)          24
                                                           -------      -------       -------      -------
Net  (loss) income ....................................    $  (206)     $    13       $ 1,841      $   145
                                                           =======      =======       =======      =======
Net income per share--basic and dilutive ..............    $ (0.02)     $  0.00       $  0.15      $  0.01
                                                           =======      =======       =======      =======
Weighted average number of common shares outstanding ..     12,438       12,438        12,438       12,438
                                                           =======      =======       =======      =======

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

           Consolidated Statement of Stockholders' Equity (Unaudited)


                                                     Common Stock
                                                 --------------------
                                                   Number                 Paid-in     (Accumulated
                                                 of Shares     Amount     Capital        Deficit)       Total
                                                 ---------     ------     --------    ------------     ------
                                                                       (In thousands)
Balance at February 2, 2002 .................      12,438       $124      $120,918     $(115,931)      $5,111
Net income for the nine
   months ended November 2, 2002 ............          --         --            --         1,841        1,841
                                                   ------       ----      --------     ---------       ------
Balance at November 2, 2002 .................      12,438       $124      $120,918     $(114,090)      $6,952
                                                   ======       ====      ========     =========       ======

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

                                                                Nine  Months Ended
                                                              ----------------------
                                                              November      November
                                                               2, 2002       3, 2001
                                                              -------       -------
                                                                 (In thousands)
OPERATING ACTIVITIES
Net income ................................................   $ 1,841        $  145
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation ...........................................       290           292
   Amortization of  other intangibles .....................        42            75
   Write off of other intangibles .........................       213            --
    Settlement of income tax liability ....................    (4,800)           --
    Gain on sale of business ..............................      (400)           --
  Changes in operating assets and liabilities:
     Restricted cash ......................................       146            --
     Trade accounts receivable ............................     3,027          (982)
     Inventory ............................................       280           800
     Other receivables and prepaid expenses ...............       508          (562)
     Other assets                                                  --           525
     Accounts payable .....................................       525           247
     Accrued expenses .....................................       (23)          199
     Income taxes payable .................................       (48)            8
                                                              -------        ------
NET CASH PROVIDED BY OPERATING ACTIVITIES .................     1,601           747

INVESTING ACTIVITIES

Purchase of fixed assets ..................................       (43)         (346)
Purchase of goodwill and other intangibles ................       (40)         (480)
Proceeds from sale of business ............................       400            --
                                                              -------        ------
Net cash provided by (used in) investing activities .......       317          (826)
                                                              -------        ------

FINANCING ACTIVITIES

Repayment of  short-term debt, net ........................    (1,863)           --
                                                              -------        ------
Net cash used in financing activities .....................    (1,863)           --
                                                              -------        ------

Net increase (decrease) in cash ...........................        55           (79)
Cash at beginning of period ...............................     2,558         2,378
                                                              -------        ------
Cash at end of period .....................................   $ 2,613        $2,299
                                                              =======        ======

SUPPLEMENTAL DISCLOSURES:

Income taxes paid .........................................    $   18        $   16
                                                               ======        ======
Interest paid .............................................    $  312        $  207
                                                               ======        ======

See accompanying notes

                      Cygne Designs, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                November 2, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. ("Cygne") and its subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 2, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002. The balance sheet at February 2, 2002 has been derived from the audited financial statements at that date. The Company's fiscal year ends on the Saturday nearest to January 31.

NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Board SFAS No. 128, "Earnings per Share". In computing dilutive income (loss) per share for the three and nine months ended November 2, 2002, and November 3, 2001, no effect has been given to outstanding options since the exercise of any of these items would have an antidilutive or no effect on net income (loss) per share.

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

2. ACQUISITION AND DISPOSITION OF COMPANIES

On May 13, 2001, with an effective date of May 1, 2001, the Company acquired from Best Knits, L.L.C ("Best Knits") the rights and obligation of all customer purchase orders held by Best Knits at the closing date and the trade name and domain name " Best Knits" (the "Jordanian business"). Best Knits, located in Irbid, Jordan, was a manufacturer of private label women's knit tops for sale to retailers located in the United States. The Company (i) assumed all outstanding vendor purchase orders issued by Best Knits directly related to the acquired customer purchase orders, (ii) purchased from Best Knits all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease with Best Knits for the eighteen month period starting May 1, 2001 (a) for the 66,000 square feet being used by Best Knits (b) its approximately 550 sewing machines (c) its cutting and pressing equipment and (d) its office furniture and equipment, (iv) hired substantially all of the approximately 650 employees employed by Best Knits and (v) agreed to purchase from Best Knits for $500,000 its trade name and customer relationships of which $200,000 was paid at the closing and the remaining $300,000 to be paid by a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001.

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

In an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group ("CIG") for $833,000 plus the assumption of all outstanding liabilities of the Jordan company of approximately $943,000. The first $400,000 was paid at the closing, $433,000 is to be paid on April 30, 2003 and the balance of $350,000 is to be paid no later than February 5, 2006. The payment of $350,000 represents the consideration received by the Company for its agreement not to compete with CIG for knit business in Jordan for five years starting June 1, 2002. In connection with the non-compete agreement, the Company recorded deferred income of $350,000, which it is amortizing to income over a five-year period, starting July 2002.

3. INVENTORY

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                                November       February
                                                2, 2002        2, 2002
                                                --------       --------
                                                   (In thousands)
Raw materials and Work-in-process ...........   $1,917         $1,831
Finished goods ..............................      190          1,902
                                                ------         ------
                                                $2,107         $3,733
                                                ======         ======

4. CREDIT FACILITIES

The Company has obtained letters of credit from domestic banks through use of a cash deposit to secure the letters of credit. The Company had restricted cash at a bank of $146,000 at February 2, 2002, to secure letters of credit from a domestic bank. There were no outstanding letters of credit at November 2, 2002.

                      Cygne Designs, Inc. and Subsidiaries

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC. ("GMACCC"). The Agreement provides for a Revolving Facility of $8,000,000 ("Facility"), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bear a rate of interest of the lesser of (i) LIBOR (1.55% at November 2, 2002) plus 3% or (ii) the prime rate (4.25% at November 2, 2002) plus 0.5% and are secured by substantially all of the Company's assets. The Facility is subject to various financial covenants. At November 2, 2002, the Company failed to achieve one of the required financial covenants and as a result, the Company is in default of the Agreement. The Company is currently in discussions with GMACC to remedy this default. If the Company is unable to remedy the default and GMACCC terminates the credit facility, the Company's business may be adversely affected. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC. At November 2, 2002 the Company had no borrowings.

In August 2001, the Jordanian Company entered into credit facility arrangement with the Egyptian Arab Land Bank. The agreement provided for a credit facility of $2,800,000, subject to a borrowing base formula. The security for this facility was the customers' letters of credit. The Jordanian Company was notified on May 13, 2002 that no additional borrowings or letters of credit would be permitted and that the facility would be terminated as soon as the balances outstanding were repaid. Prosperity had borrowings of $491,000 and letters of credit outstanding of $475,000 under the facility on that date. On July 29, 2002, CIG, the buyer of the Jordanian Company, agreed to pay the Jordanian Company's bank debt of approximately $397,000. See Note 2.

5. LITIGATION

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition, results of operations and cash flow. See Note 6 for information regarding income tax audits.

6. INCOME TAX

The U.S. Internal Revenue Service (the "IRS") has concluded its audit of the U.S. Federal income tax returns filed by GJM (US) Inc. for its taxable years ending December 31, 1990 through October 7, 1994 (the date of GJM (US) Inc. was acquired by the Company). The IRS had informally proposed a Federal income tax deficiency against GJM (US) Inc. of approximately $16,000,000 (including some penalties but not interest). The IRS and the Company executed a settlement agreement dated August 14, 2002 reflecting the March 2002 verbal commitment that no tax payment due. As a result of this settlement, the Company reversed a tax accrual of $4,800,000 established in connection with the potential deficiency at May 4, 2002.

The Company is subject to other ongoing tax audits in several jurisdictions including Guatemala. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company's financial position, results of operations, and cash flow.

                      Cygne Designs, Inc. and Subsidiaries

As of February 2, 2002, based upon tax returns filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2005 through 2022. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than a 50% ownership change (as defined therein) with respect to the Company's stock in any three-year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of February 2, 2002, based upon tax returns filed, the Company reported a net operating loss carryforward for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2005 through 2022.

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

8. SEGMENT INFORMATION

Based on the criteria in SFAS No. 131, the Company operates in one segment of the apparel market-women's career and casual apparel.

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

GENERAL

In an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group ("CIG") for $833,000 plus the assumption of all outstanding liabilities of the Jordan company of approximately $943,000. The first $400,000 was paid at the closing, $433,000 is to be paid on April 30, 2003 and the balance of $350,000 is to be paid no later than February 5, 2006. The payment of $350,000 represents the consideration received by the Company for its agreement not to compete with CIG for knit business in Jordan for five years starting June 1, 2002. In connection with the non-compete agreement, the Company recorded deferred income of $350,000, which it is amortizing to income over a five-year period, starting July 2002.

The Company historically has been dependent on one or more key customers. A significant portion of the Company's sales have been and are expected to continue to be to Lerner New York formerly a division of Limited Brands. On November 27, 2002 Limited Brands announced the sale of Lerner New York to an investor team led by Richard P. Crystal and Bear Stearns Merchant Banking. Mr. Crystal remains in his position as President and Chief Executive Officer of Lerner New York. For the third quarter of 2002, sales to Lerner New York accounted for 100% of Cygne's net sales. For the nine months of 2002, sales to Lerner New York and AMC were 80% and 13, respectively, of Cygne's net sales. If the sale of the Jordanian business had taken place at February 2, 2002, sales to Lerner New York for the nine months would have been 92%, of Cygne's net sales. For the third quarter of 2001 sales to Lerner New York and AMC accounted for 47% and 27%, respectively, of Cygne's net sales. For the nine months of 2001 sales to Lerner New York, Dillard's and AMC were 52%, 18% and 18% respectively of Cygne's net sales. Although Cygne has a long-established relationship with Lerner New York, its key customer, Cygne does not have long-term contracts with Lerner New York. The Company's future success will be dependent upon its ability to attract new customers and to maintain its relationship with Lerner New York.

There is no assurance that Lerner New York will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company's dependence on Lerner New York, Lerner New York has the ability to exert significant control over the Company's business decisions, including prices.

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

CRITICAL ACCOUNTING POLICIES

Several of the Company's accounting policies involve significant judgements and uncertainties. The policies with the greatest potential effect on the results of operations and financial position include the estimated collectibility of accounts receivable and the recovery value of inventory. For accounts receivable, the Company estimates the net collectibility, considering both historical and anticipated deductions taken by customers. If the Company incorrectly anticipates these trends or unexpected events occur, the results of operations could be materially affected.

RESULTS OF OPERATIONS

The following table is derived from the Company's consolidated statements of operations for the three and nine months ended November 2, 2002 and November 3, 2001 and expresses for the periods certain data as a percentage of net sales:

                                                                 Three Months Ended               Nine Months Ended
                                                               -----------------------         -----------------------
                                                               November       November         November       November
                                                                2, 2002        3, 2001          2, 2002        3, 2001
                                                                -------        -------          -------        -------
    Americas and Far East .................................      100.0%          53.4%            86.6%          72.3%
    Middle East ...........................................         --           46.6             13.4           27.7
                                                                 -----          -----            -----          -----
    Net sales .............................................      100.0%         100.0%           100.0%         100.0%
                                                                 =====          =====            =====          =====
    Gross profit (loss) ...................................       12.4           10.3             (0.8)          12.3
    Selling, general, and administrative  expenses ........       15.3            8.8             13.6           11.0
    Amortization of other intangibles .....................         --            0.3              0.2            0.2
    Write off of other intangibles ........................         --             --              1.1             --
    Gain on sale of business ..............................         --             --             (2.1)            --
                                                                 -----          -----            -----          -----
    (Loss) income from operations .........................       (2.9)           1.2            (13.6)           1.1
    Interest income .......................................        0.2             --              0.1            0.1
    Interest expense                                              (1.0)          (1.0)            (1.6)          (0.6)
                                                                 -----          -----            -----          -----
    (Loss) income before income taxes .....................       (3.7)           0.2            (15.1)           0.6
    Provision (benefit) for income taxes ..................        0.1            0.1            (24.6)           0.1
                                                                 -----          -----            -----          -----
    Net (loss) income .....................................       (3.8)           0.1              9.5            0.5
                                                                 =====          =====            =====          =====


THREE AND NINE MONTHS ENDED NOVEMBER 2, 2002 COMPARED TO THREE AND NINE MONTHS ENDED NOVEMBER 3, 2001

The company reduced the size of its Middle East Knit business ("MEKB"), consisting of the Company's Jordanian business, in April 2002 and sold MEKB in June 2002. Accordingly, the Company's results of operations for the period February 3, 2002 through November 2, 2002, included the MEKB operations for the period February 3, 2002 to May 31, 2002 whereas the results of operations for the comparable period include the results of MEKB since its inception May 1, 2001. See "General" for additional information.

The Company's continuing business is in the Americas and Far East category.

NET SALES

Net sales for the third quarter of 2002 were $5,366,000, a decrease of $6,444,000, or 55%, from $11,810,000 in the third quarter of 2001. Net sales for the nine months of 2002 were $19,383,000, a decrease of $11,887,000, or 38%, from $31,270,000 in the nine months of 2001.

Americas and Far East

Net sales for the third quarter of 2002 was $5,366,000, a decrease of $941,000 or 15% from $6,307,000 in the third quarter of 2001. The decrease in sales was primarily attributable to Dillard's of $586,000, Lerner New York of $163,000 and all others of $192,000. Lerner New York accounted for 100% of the net sales for the Americas and Far East for the third quarter of 2002 compared to 88% in the comparable period in 2001. Net sales for the Americas and Far East for the nine months of 2002 were $16,785,000, a decrease of $5,811,000 or 26% from $22,596,000 in the nine months of 2001. Lerner New York accounted for 92% of the net sales for the Americas and Far East for the nine months of 2002 compared to 72% in 2001. The decrease in sales for the nine months was caused by a decrease in sales primarily to Dillard's of $4,613,000, Lerner New York of $769,000 and all others of $429,000.

Middle East

Net sales for the nine months of 2002 were $2,598,000, compared to net sales in the third quarter and nine months of 2001 of $5,503,000 and $8,674,000 respectively.

GROSS PROFIT (LOSS)

The gross profit for the third quarter of 2002 was $665,000, a decrease of $558,000 from the gross profit of $1,223,000 for the comparable period in 2001. The gross loss for the nine months of 2002 was $148,000, a decrease of $3,994,000 from the gross profit of $3,846,000 for the comparable period in 2001.

Americas and Far East

The gross profit for the third quarter of 2002 was $665,000, a decrease of $520,000 from the gross profit of $1,185,000 for the comparable period in 2001. The gross profit for the nine months of 2002 was $1,840,000, a decrease of $1,685,000 from the gross profit of $3,525,000 for the comparable period in 2001. The decrease in gross profit was primarily attributable to lower sales in 2002 compared to 2001, higher unabsorbed factory overhead at the Company's Guatemala facility in 2002 due to the lower than anticipated sales volume during the first quarter of 2002 and a less favorable product mix in 2002 compared to 2001.

Middle East

The gross loss for the nine months of 2002 was $1,988,000, compared to gross profit for the third quarter and nine months of 2001 of $38,000 and $321,000, respectively. The gross loss was attributable to unabsorbed overhead and termination expenses at the Company's Jordanian business.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the third quarter of 2002 were $823,000, a decrease of $217,000 from $1,040,000 in the comparable period in 2001. Selling, general, and administrative expenses for the nine months of 2002 were $2,642,000, a decrease of $786,000 from $3,428,000 in the comparable period in 2001.

The decreases in selling, general and administrative expenses for the third quarter and nine months of 2002, compared to the comparable periods in 2001 were primarily attributable to the closing of the Dallas sales office during October 2001 and a reduction in personnel in the New York office, partially offset by the establishment of a sales and marketing team to service the Jordanian business. As a result of the sale of the Jordanian business in June 2002, this sales and marketing team has been eliminated.

AMORTIZATION AND WRITE OFF OF OTHER INTANGIBLES

Other intangibles which arose in connection with the May 2001 acquisition of the business of Best Knits, L.L.C. were being amortized over thirty six months. The unamortized balance of $213,000 was written off as a result of impairment during the first quarter ended May 4, 2002.

INTEREST

Interest expense for the third quarter ended November 2, 2002 was $50,000 compared to interest expense of $118,000 for the comparable period in 2001. The decrease in interest expense in 2002 compared to 2001 was primarily attributable to elimination of borrowings required to fund the working capital requirements of the Middle East operations which was sold June 10, 2002 partially offset by fees for the new domestic credit facility.

Interest expense for the nine months ended November 2, 2002 was $312,000 compared to interest expense of $207,000 for the comparable period in 2001. The increase in interest expense in 2002 compared to 2001 was primarily attributable to increased borrowings to fund the working capital requirements of the Middle East operations and the fees for the new domestic credit facility.

PROVISION (BENEFIT) FOR INCOME TAXES

The provision for income taxes of $8,000, for the third quarter ended
November 2, 2002 is for minimum state income and foreign taxes. The benefit for income taxes of $4,776,000 for the nine months ended November 2, 2002 represents the reversal of a tax accrual of $4,800,000 established in connection with a potential tax deficiency proposed by the IRS partially offset by a $24,000 provision for minimum state income and foreign taxes. The Company and the IRS have executed a settlement agreement for this proposed deficiency with no tax payment was due. The provision for income taxes for the three and nine months ended November 3, 2001 of $5,000 and $24,000, respectively, represents minimum state income and foreign taxes. As of February 2, 2002, based upon tax returns filed, the Company reported a net operating loss carryforward for U.S. Federal income tax purposes of approximately $113,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending 2005 through 2022. Under Section 382 of the U.S. Internal Revenue Code, if there is more than a 50% ownership change (as defined therein) with respect to the Company's stock in any three-year period, the Company's loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of February 2, 2002, based upon tax returns filed, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $74,000,000. If unused, these loss carryforwards will expire in the Company's taxable years ending in 2005 through 2022.

LIQUIDITY AND CAPITAL RESOURCES

The Company has obtained letters of credit from domestic banks through use of a cash deposit to secure the letters of credit. The Company had restricted cash at a bank of $146,000 at February 2, 2002, to secure letters of credit. There were no outstanding letters of credit at November 2, 2002.

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement with GMAC Commercial Credit LLC. ("GMACCC"). The Agreement provides for a Revolving Facility of $8,000,000 ("Facility"), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bear a rate of interest of the lesser of (i) LIBOR (1.55% at November 2, 2002) plus 3% or (ii) the prime rate (4.25% at November 2, 2002) plus 0.5% and are secured by substantially all of the Company's assets. The Facility is subject to various financial covenants. At November 2, 2002, the Company failed to achieve one of the required financial covenants and as a result the Company is in default of the Agreement. The Company is in discussions with GMACC to remedy this default. If the Company is unable to remedy the default and GMACCC terminates the credit facility, the Company's business may be adversely affected. The facility terminates on May 10, 2004, but can be terminated earlier by GMACCC. At November 2, 2002 the Company had no borrowings.

In August 2001, the Jordanian Company entered into credit facility arrangement with the Egyptian Arab Land Bank. The aggregate credit facility was $2,800,000. This facility was terminated on May 13, 2002.

Net cash provided by operating activities for the nine months of 2002 was $1,601,000 compared to net cash provided by operating activities of $747,000 in 2001. The increase in net cash provided by operating activities was primarily the result of a decrease in trade accounts receivable, other receivables and inventory, offset by a loss before income tax benefit. Net cash provided by investing activities for 2002 was $317,000 compared to net cash used in investing activities in 2001 of $826,000. In 2002, the net cash provided by investing activities was composed of $400,000 in proceeds from sale of the Jordanian business, offset by $40,000 in payments for other intangibles and $43,000 for purchases of fixed assets. The cash used in investing activities in 2001 were comprised of purchase of fixed assets of $346,000 and $480,000 for payments for other intangibles in connection with the acquisition of the Jordanian business.

The Company's financial performance for the next twelve months will depend on a variety of factors, including the amount of sales to Lerner New York and the successful collection of the $783,000 outstanding receivables from the sale of the Jordanian business. If the Company has significant operating losses or if its ability to borrow under its credit facilities is limited or terminated, the Company could face severe liquidity pressures, which would adversely affect the Company's financial condition and results of operations and cash flow. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

PART 1

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not believe it has a material exposure to market risk. The Company's earnings may be affected by changes in short-term interest rates as a result of borrowings under it credit facility. At the Company's current borrowing levels; a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date and projected 2002 and actual 2002 net income.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14 (c) and 15d-14 (c) of the Securities Exchange act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The annual meeting of stockholders of Cygne Designs, Inc. was held on December 3, 2002.

b. The following persons, comprising the entire board of directors, were elected at the annual meeting pursuant to the following vote tabulation:

         Name                          In Favor                Withheld
         ----                          --------                --------
         James Groninger ...........   11,528,758              127,790

         Bernard M. Manuel .........   11,528,758              127,790



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

         None

b.   Reports on Form 8-K

         None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 13, 2002                                By: /s/ Bernard M. Manuel
                                                     ----------------------
                                                     Bernard M. Manuel,
                                                     Chairman of the Board
                                                     and Chief Executive Officer

December 13, 2002                                By: /s/ Roy E. Green
                                                     -----------------
                                                     Roy E. Green,
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer and Secretary

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Bernard M. Manuel, certify that:

     1. I have reviewed this quarterly report of Form 10-Q of Cygne Designs, Inc. for the period ending November 2, 2002.

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

December 13, 2002

                                    By: /s/ Bernard M. Manuel
                                        ---------------------
                                        Bernard M. Manuel
                                        Chairman and Chief Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Roy E. Green, certify that:

     1. I have reviewed this quarterly report of Form 10-Q of Cygne Designs, Inc. for the period ending November 2, 2002.

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

December 13, 2002

                              By: /s/ Roy E. Green
                                  ----------------
                                  Roy E. Green
                                  Senior Vice President-Chief Financial Officer