Form 10-K
period 2003-02-01
CYGNE DESIGNS INC
filed 2003-05-07
CIK 906782

THIS DOCUMENT IS A COPY OF THE (SPECIFY DOCUMENT) FILED ON (DATE) PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934 for the fiscal year ended February 1, 2003.

Commission File Number 0-22102

CYGNE DESIGNS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	04-2843286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1410 Broadway, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 997-7767

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).    Yes  ☒     No  ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates at April 25, 2003 (based on the closing sale price for such shares as reported by the OTC Bulletin Board on August 3, 2002) was $674,196. Common Stock outstanding as of April 25, 2003: 12,438,038 shares.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement for its 2003 annual meeting of stockholders are incorporated by reference into Part III of this report.

ITEM 1.    BUSINESS

Unless otherwise noted, all references to a year refer to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year. Unless the context indicates otherwise, the terms “Company” or “Cygne” include the operations of the Company and its subsidiaries as then in existence. This Report contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below.

General

Cygne Designs, Inc. (the “Company” or “Cygne”) is a manufacturer of private label women’s career and casual apparel with sales primarily to Lerner New York (“Lerner”). As a private label manufacturer, the Company produces apparel upon orders from its customers for sale under the customers’ own labels, rather than producing its own inventory of apparel for sale under the Cygne name.

The manufacture of private label apparel is characterized by high volume sales to a small number of customers at competitive prices. Although private label gross margins are lower than the gross margins in the brand name apparel industry, collection and markdown costs are typically commensurably lower, and inventory turns are generally higher. Inventory risks are also reduced because the purchasing of fabric and other supplies begins only after purchase commitments have been obtained from customers. The Company believes that retailers, including customers of the Company, are increasingly sourcing private label products themselves rather than utilizing outside vendors like the Company.

The Company historically has been dependent on one or more key customers. A significant portion of the Company’s sales has been and is expected to continue to be to Lerner, formerly a division of Limited Brands. In November 2002 Limited Brands sold Lerner to an investor team led by Richard P. Crystal and Bear Stearns Merchant Banking. Mr. Crystal remains in his position as President and Chief Executive Officer of Lerner. For 2002, sales to Lerner accounted for 93% of Cygne’s net sales from continuing operations (See Item 1 “Significant Financial and Business Developments”).

For 2001 and 2000, sales to Lerner accounted for 77% and 95% respectively, of the Company’s net sales from continuing operations. Although Cygne has a long-established relationship with Lerner, its key customer, Cygne does not have long-term contracts with Lerner. The Company’s future success will be dependent upon its ability to attract new customers and to maintain its relationship with Lerner.

There is no assurance that Lerner will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company’s dependence on Lerner, Lerner has the ability to exert significant control over the Company’s business decisions, including prices.

The principal executive offices of the Company are located at 1410 Broadway, New York, New York 10018 and its telephone number is 212-997-7767.

Significant Financial and Business Developments

On May 13, 2001, the Company acquired from Best Knits, L.L.C (“Best Knits”) the rights and obligation of all the customer purchase orders held by Best Knits and the trade name Best Knits (“Jordanian business”). Best Knits, located in Irbid, Jordan, was a manufacturer of private label women’s knit tops for sale to retailers located in the United States. The Company (i) assumed all outstanding vendor purchase orders issued by Best Knits directly related to the acquired customer purchase orders, (ii) purchased from Best Knits all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan with Best Knits for the eighteen month period starting May 1, 2001 for (a) its 66,000 square feet of manufacturing and office space, (b) its approximately 550 sewing machines, (c) its cutting and pressing equipment and (d) its office furniture and equipment, (iv) hired substantially all of its approximately 650 employees, and (v) agreed to purchase from Best Knits for $500,000 its trade name and customer relationships, of which $200,000 was paid in cash at the closing and the remaining $300,000 was paid through the issuance of a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001.

To date, Cygne has paid nine installments of $20,000, and since it does not anticipate making the remaining six installments, it has reversed its liability for these unpaid installments. In addition, Cygne has paid fourteen monthly rent payments of $44,000, and since it does not anticipate making the remaining six rent payments, it has not accrued any additional rent.

The Company accounted for this transaction as a purchase. The Company recorded $200,000 in goodwill during the third quarter of 2001. The resulting goodwill and other intangible assets were being amortized over their estimated useful life of three years. The unamortized goodwill of $180,000 was impaired and was written off at February 2, 2002. The Jordanian business was sold as of May 31, 2002 and the unamortized other intangible assets of $213,000 were written off in 2002.

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. A payment of $400,000 was made at the closing and the balance of $433,000 is due on April 30, 2003. It is not anticipated that this payment will be received by April 30, 2003, however, Cygne’s management believes that this amount will be collected. In addition, Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, the Company recorded deferred income of $350,000 which it is amortizing to income over a five-year period.

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company decided to sell the Jordanian business as a result of the political uncertainty in the region that adversely affected the profitability of the business.

On November 15, 1999, the Company consummated the sale of its Israeli Knit business to Jordache Limited. The assets transferred to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women’s knit clothing.

The Company recorded an impairment of Knit business assets of $2,564,000 in 1998 and $1,625,000 in 1999. However, the Company’s actual expense was $3,230,000 and the excess $959,000 of the provision for impairment of Knits business assets was reversed in 2001.

The Company is continuing to review its existing business operations and could incur additional costs in the future associated with the further restructuring of its operations.

See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of Notes to Consolidated Financial Statements of the Company.

Products

The Company currently participates in one segment of the apparel market: women’s career and casual apparel. During 2002, the Company’s products from continuing operations included woven jackets, skirts and pants.

Sourcing, Manufacturing and Sales

Cygne currently sources and manufactures garments for its customers which have been designed and developed by the customer.

Private label manufacturing usually operates on a tighter schedule than brand name manufacturing because garments are not manufactured until purchase orders are received from its customers. The Company’s customers strive for quick response time in order to react to market changes and test results. Delivery cycles vary according to the type of products manufactured, but frequently occur within a period of six weeks from fabric delivery to garment delivery. Meeting customer delivery requirements is both essential and difficult given the global nature of the manufacturing process.

During 2002, substantially all of the Company’s products for its continuing business were manufactured outside the United States, either by non-affiliated contract manufacturers or at the Company’s manufacturing facilities located in Guatemala. During 2002, products representing approximately 94% of the Company’s net sales from continuing operations were produced in Guatemala, approximately 4% in the United States, and approximately 2% in China. The Company reviews its product sourcing on an ongoing basis and may alter this allocation to meet changing conditions and demands.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries) and other factors which could have an adverse effect on the Company’s business. In addition, the Company may be subject to risks associated with the availability of and time required for the transportation of products from foreign countries. The occurrence of certain of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet delivery requirements would have a severe adverse impact on the Company’s results of operations and could have an adverse effect on the Company’s relationships with its customers. Furthermore, the occurrence of certain of these factors in Guatemala, where Cygne owns a manufacturing facility, could result in the impairment or loss of the Company’s investment located in this country.

In 2002, Cygne operated manufacturing facilities for its continuing operations in Guatemala. Operating a manufacturing facility rather than contracting with independent manufacturers requires the Company to maintain a higher level of working capital. In addition, reduced sales have an even greater adverse impact on the Company’s results in light of the fixed costs needed to own and operate its own factory. Because the Company’s manufacturing operations are located outside the U.S., the Company is subject to many of the same risks as relying on foreign contract manufacturers. See “Item 2. Properties.”

Raw Materials

Cygne usually supplies the raw materials to its manufacturers. Otherwise, the raw materials are purchased directly by the manufacturer in accordance with the Company’s specifications. Raw materials, which are in most instances made and/or colored specifically to the Company’s order, consist principally of fabric and trim and are readily available from numerous domestic and foreign sources.

Cygne’s foreign raw materials and finished goods purchases are sometimes made on a letter of credit basis, while its domestic purchases are made on an open order basis. The Company does not have formal long-term arrangements with any of its suppliers. The Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

Quality Assurance

The Company’s quality assurance program is designed to ensure that its products meet the quality standards of its customers. The Company requires its overseas agents to employ qualified quality control personnel. Foreign manufactured fabric is usually inspected both prior to shipment by the Company’s overseas’ agents as well as upon arrival at their manufacturing destination.

Competition

The private label apparel industry is highly fragmented, and the Company faces intense competition, including competition from its own customers (including their affiliates) who have, or may establish, their own internal product development and sourcing capabilities. Most of the Company’s competitors are larger in size and have greater resources than the Company. The Company competes primarily on the basis of price, quality and short lead time high volume manufacturing.

The Company believes that many of its own customers (including their affiliates), who possess, to varying degrees, the know-how and internal resources to develop and source directly a portion of their requirements, constitute its major competition.

The Company believes that its business will depend upon its ability to provide apparel products, which are of good quality and meet its customers’ pricing and delivery requirements, as well as its ability to maintain relationships with key customers. There can be no assurance that the Company will be successful in this regard.

Import Restrictions

During 2002, the Company sourced for its continuing operations approximately 94% of its products from Guatemala and approximately 2% from China. The Company’s ability to meet its customers’ pricing requirements will depend, in large part, on its ability to manufacture its products in countries where manufacturing costs are low. However, because of quota limits, the Company’s manufacturing flexibility is reduced, increasing the risk that the Company will need to manufacture more of its products in countries where manufacturing costs are higher.

Textile Agreements

Prior to January 1, 1995, apparel imports from most countries were subject to bilateral textile agreements under the Multifiber Arrangement (“MFA”) of the General Agreement on Tariffs and Trade (“GATT”) which allowed the imposition of visa and quota restrictions on certain apparel and textile articles including a significant portion of those currently sold by the Company. Under the Uruguay Round Agreements Act, the United States agreed to phase out these bilateral quotas in three stages over a ten year period. The agreement became effective on January 1, 1995 for the 124 member countries of the World Trade Organization (“WTO”). Those textile quotas in effect on December 31, 1994 will remain in effect until they are “phased-out” during the ten-year period. The quotas affecting most of the products sourced by the Company will be phased out on January 1, 2005. Once “phased-out,” quotas cannot be imposed except in accordance with GATT rules. These rules generally forbid bilateral quota agreements and other discriminatory, country-specific restraints. However, some form of global quota is still possible after completion of the ten year phase-out period. While it is not possible to forecast the likelihood of exceeding global quotas, the imposition of new quotas and/or chargebacks could impact the Company’s ability to source imported merchandise.

Duty Rates

The products imported by the Company are subject to “Normal Trade Relations (NTR)” or column 1 rates of duty which range from zero to 38% ad valorem. As a result of the Uruguay Round Agreements Act, many of these rates will be reduced over five to fifteen years resulting on average in a 12% reduction from current rates of duty.

On December 8, 1993, Congress adopted the North American Free Trade Agreement (“NAFTA”) under which originating apparel and other products from Mexico and Canada are immediately exempt from quota restrictions and subject to duty rates which are being reduced to zero over the next ten years. Similar tariff rate preferences and quota exemptions are being phased in for certain non-originating apparel products cut and sewn in Mexico and Canada. The African Growth and Opportunity Act (“AGOA”), which was signed into law on May 18, 2000, provides for enhanced trade benefits, including duty- and quota-free access, for various textile and apparel products imported from eligible sub-Saharan countries. AGOA also amended the Caribbean Basin Economic Recovery Act to provide duty-free and quota-free treatment to various textile and apparel products imported from eligible countries, including Guatemala. The Company currently sources almost all its merchandise from Guatemala and is exploring additional sourcing opportunities presented by AGOA.

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

The U.S. and other countries in which the Company’s products are manufactured or sold may, from time to time, impose new quotas, duties, tariffs, or other restrictions, including trade sanctions or revocation of “Normal Trade Relations” status, or adversely adjust presently prevailing quotas or duty rates, which could adversely affect the Company’s operations and its ability to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

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

The Company’s ability to import its products is subject to the cost and availability of transportation to the U.S., the demand for production capacity abroad by other manufacturers, economic or political instability resulting in the disruption of trade from exporting countries, any significant fluctuation in the value of the dollar against foreign currencies and restrictions on the transfer of funds. The Company’s operations have not been materially affected by any of the foregoing factors to date, although there can be no assurance that these factors will not adversely affect the Company in the future.

Backlog

At February 1, 2003 the Company had unfilled confirmed customer orders of $6,700,000 compared to $6,800,000 at February 2, 2002. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customer’s demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company’s experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

Employees

At March 28, 2003, the Company had approximately 923 full-time employees. Approximately 908 employees were located at its facilities in Guatemala and approximately 15 employees at its facilities in New York. The Company considers its relations with its employees to be satisfactory.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position with the Company

Bernard M. Manuel	55	Director, Chairman of the Board and Chief Executive Officer

Roy E. Green	70	Senior Vice President-Chief Financial Officer, Treasurer, and Secretary

Bernard M. Manuel has served as Chief Executive Officer and a director of the Company, as well as in several additional executive positions, since he joined the Company in October 1988. He currently serves as the Chairman of the Board, Chief Executive Officer and a director. Mr. Manuel is a director of several private companies in the U.S. and Europe. From 1983 until he joined the Company, Mr. Manuel was involved, through Amvent, a company he founded, in the transfer of technology between Europe and the U.S. and related venture capital and merger and acquisition activities, as well as in the apparel industry. Mr. Manuel earned a Bachelor’s of Science in Mathematics and several graduate degrees in Mathematics and in Economics from the University of Paris, an M.S. in Political Science from the “Institute d’Etudes Politiques” in Paris and an M.B.A. with high honors (Baker Scholar) from the Harvard Business School, where he was awarded both the Loeb Rhodes Fellowship for excellence in finance and the Melvin T. Copeland prize for top performance in marketing.

Roy E. Green has served as Chief Financial Officer of the Company, as well as in various additional executive capacities, since October 1987. He currently serves as Senior Vice President-Chief Financial Officer, Treasurer and Secretary of the Company. From 1974 until he joined the Company, Mr. Green was employed by Cluett Peabody & Co., first as the Chief Financial Officer of its Arrow Co. division until 1979, then as Vice President and Controller until 1985, and finally as Chief Financial Officer. He has also worked as a certified public accountant for J. K. Lasser & Co. and Hurdman & Cranstoun. Mr. Green received a Bachelor’s degree in Business Administration from Rutgers University. Mr. Green is a certified public accountant.

The Company’s business is dependent upon its ability to attract and retain qualified employees. The Company is dependent to a significant degree on the efforts of Bernard M. Manuel, Chairman of the Board and Chief Executive Officer. Mr. Manuel has an employment agreement with the Company, which includes restrictions on competition by him in certain circumstances after termination of employment, subject to certain conditions. The loss of the services of Mr. Manuel could have an adverse effect on the Company’s business.

ITEM 2.    PROPERTIES

The Company’s executive and general offices are located at 1410 Broadway, New York, New York. The Company rents 6,100 square feet pursuant to a lease which expires on June 30, 2004 with an annual rental expense of approximately $265,000.

The Company owns a manufacturing facility in Guatemala that it believes is well maintained and in good operating condition.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal proceedings including tax litigation in Guatemala, that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations. In 2002, the U.S. Internal Revenue Service (the “IRS”) has concluded its audit of the U.S. Federal income tax returns filed by GJM (US) Inc., the Company’s 100% owned subsidiary, for its taxable years ending December 31, 1989 through October 7, 1994. The IRS and the Company have executed a settlement agreement stating that no tax payment is due. As a result of this settlement, the Company has reversed a tax accrual of $4,800,000 established in connection with this audit.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cygne Common Stock is quoted on the OTC Bulletin Board. There are no assurances that the OTC Bulletin Board will continue to give quotes on the Cygne Company Stock. The following table sets forth for the periods indicated the high and low reported sale prices per share for the Cygne Common Stock as reported by the OTC Bulletin Board.

	High	Low
Fiscal Year Ended February 2, 2002
First Quarter	$0.25	$0.12
Second Quarter	$0.18	$0.10
Third Quarter	$0.16	$0.09
Fourth Quarter	$0.15	$0.09

Fiscal Year Ended February 1, 2003
First Quarter	$0.12	$0.08
Second Quarter	$0.14	$0.08
Third Quarter	$0.17	$0.08
Fourth Quarter	$0.14	$0.11

The number of stockholders of record of Common Stock on April 25, 2003 was approximately 100. The closing sale price of the Company’s Common Stock on April 25, 2003 was $0.13 per share.

Cygne has never declared or paid a cash dividend on its Common Stock. The Company anticipates that all future earnings will be retained by the Company for the development of its business.

Accordingly, Cygne does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

Mr. Manuel, the Chairman of the Company, owns approximately 40% of the outstanding Common Stock and has a significant influence over, and may in fact control, the outcome of all matters submitted to a vote of stockholders.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following tables summarize certain selected financial information that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company, which have been audited by independent auditors. The sale of the Israeli Knit business in 1999, the discontinued operation in 2001 and 2002 and the reversal of an income tax accrual of $4,800,000 in 2002 materially affect the comparability of the financial data reflected below.

	Fiscal Year (1)
	1998	1999	2000(1)	2001	2002
	(In thousands except per share amounts)

Income Statement Data
Net sales	$43,013	$55,398	$28,381	$28,249	$24,019
Cost of goods sold	42,753	50,657	24,852	23,311	20,694

Gross profit	260	4,741	3,529	4,938	3,325
Selling, general and administrative	4,381	3,874	3,508	4,008	3,099
Provision for impairment of fixed assets (2)	—	—	—	—	282
Provision (reversal) for impairment of Knit business assets (3)	2,564	1,625	—	(959)	—
(Reversal) of lease termination expenses (4)	(902)	(186)	—	—	—

(Loss) income from continuing operations before interest and income taxes	(6,147)	(572)	21	1,889	(56)
Interest income	(428)	(122)	(277)	(34)	(24)
Interest expense	337	530	89	195	223

(Loss) income from continuing operations before taxes	(6,056)	(980)	209	1,728	(255)
Provision (benefit) for income taxes (5)	269	47	20	44	(4,750)

(Loss) income from continuing operations	$(6,325)	$(1,027)	$189	$1,684	$4,495
(Loss) from discontinued operation including gain on disposal of $400 in 2002 (6)	—	—	—	(1,905)	(2,410)
Net (loss) income	$(6,325)	$(1,027)	$189	$(221)	$2,085

(Loss) income per share-basic and diluted from continuing operations	$(0.51)	$(0.08)	$0.02	$0.13	$0.36
(Loss) income per share-basic and diluted from discontinued operation	$0.00	$0.00	$0.00	$(0.15)	$(0.19)

Net (loss) income per share-basic and diluted	$(0.51)	$(0.08)	$0.02	$(0.02)	$0.17

Balance Sheet Data (as of the end of period)

	Fiscal Year (1)
	1998	1999	2000(1)	2001	2002
	(In thousands)

Cash	$3,686	$6,298	$2,378	$2,558	$2,610
Trade accounts receivable	8,242	1,853	3,633	1,167	2,194
Inventory	2,705	2,421	5,225	2,350	1,939
Total assets	23,599	14,768	14,986	15,537	9,818
Working Capital	2,776	1,349	3,035	2,427	5,323
Stockholders’ Equity	6,046	5,143	5,332	5,111	7,115

(1)	References to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year. The fiscal year ended February 3, 2001 consisted of 53 weeks. All other years presented consist of 52 weeks. The Company has never declared or paid cash dividends on its Common Stock.

(2)	The provision of $282,000 for impairment of the fixed assets represents the book value of obsolete sewing machines and pressing equipment located in the Company’s Guatemalan factory.

(3)	On November 15, 1999, the Company consummated the sale of its Israeli Knit business to Jordache Limited. The assets transferred to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women’s knit clothing. The Company recorded an impairment of Knit business assets of $2,564,000 in 1998 and $1,625,000 in 1999. However, the Company’s actual expense was $3,230,000 and the excess $959,000 of the provision for impairment of Knits business assets was reversed in 2001.

(4)	During 1997, the Company had provided for lease termination expense of $3,964,000 for the expenses connected with the move of its executive and general offices at 1372 Broadway as well as an amount to be paid to the landlord for release of its contingent rent liabilities. The actual expenses contemplated by this provision were $2,876,000. Therefore, $902,000 of this provision is shown as a reversal in 1998, and the remaining balance of $186,000 of the original provision was reversed in 1999.

(5)	As the result of the settlement agreement between the Company and U.S. Internal Revenue Service, the Company reversed a tax accrual of $4,800,000 established in connection with a potential deficiency at May 4, 2002.

(6)	In 2002 the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The gain on sale of the business of $400,000 represented the profit realized on the sale of the Jordanian business. The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

Statements in this Annual Report on Form 10-K concerning the Company’s business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, a decline in demand for merchandise offered by the Company or changes and delays in customer delivery plans and schedules, significant regulatory changes, including increases in the rate of import duties or adverse changes in export quotas, dependence on a key customer, an adverse tax ruling, the collection of the amounts due from sale of the Jordanian business, risk of operations and suppliers in foreign countries, competition, and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

General

On May 13, 2001, the Company acquired from Best Knits, L.L.C (“Best Knits”) the rights and obligation of all the customer purchase orders held by Best Knits and the trade name Best Knits (“Jordanian business”). Best Knits, located in Irbid, Jordan, was a manufacturer of private label women’s knit tops for sale to retailers located in the United States. The Company (i) assumed all outstanding vendor purchase orders issued by Best Knits directly related to the acquired customer purchase orders, (ii) purchased from Best Knits all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan with Best Knits for the eighteen month period starting May 1, 2001 for (a) its 66,000 square feet of manufacturing and office space, (b) its approximately 550 sewing machines, (c) its cutting and pressing equipment and (d) its office furniture and equipment, (iv) hired substantially all of its approximately 650 employees, and (v) agreed to purchase from Best Knits for $500,000 its trade name and customer relationships of which $200,000 was paid in cash at the closing and the remaining $300,000 was paid through the issuance of a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001.

Cygne has paid nine installments of $20,000, and since it does not anticipate making the remaining six installments, it has reversed its liability for these unpaid installments. In addition, Cygne has paid fourteen monthly rent payments of $44,000, and since it does not anticipate making the remaining six rent payments, it has not accrued any additional rent.

The Company accounted for this transaction as a purchase. The Company recorded $200,000 in goodwill during the third quarter of 2001. The resulting goodwill and other intangible assets were being amortized over their estimated useful life of three years. The unamortized goodwill of $180,000 was impaired and was written off at February 2, 2002. The Jordanian business was sold as of May 31, 2002 and the unamortized other intangible assets of $213,000 were written off in 2002.

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. A payment of $400,000 was made at the closing and the balance of $433,000 is due on April 30, 2003. It is not anticipated that this payment will be received by April 30, 2003, however Cygne’s management believes that this amount will be collected. In addition, Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, the Company recorded deferred income of $350,000 which it is amortizing to income over a five-year period.

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

On November 15, 1999, the Company consummated the sale of its Israeli Knit business to Jordache Limited. The assets transferred to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women’s knit clothing.

The Company recorded an impairment of Knit business assets of $2,564,000 in 1998 and $1,625,000 in 1999. However, the Company’s actual expense was $3,230,000 and the excess $959,000 of the provision for impairment of Knits business assets was reversed in 2001.

The Company historically has been dependent on one or more key customers. A significant portion of the Company’s sales has been and is expected to continue to be to Lerner, formerly a division of Limited Brands. In November 2002 Limited Brands sold Lerner to an investor team led by Richard P. Crystal and Bear Stearns Merchant Banking. Mr. Crystal remains in his position as President and Chief Executive Officer of Lerner New York.

For 2002, sales to Lerner accounted for 93% of Cygne’s net sales for continuing operations. For years 2001 and 2000, sales to Lerner accounted for 77% and 95% respectively, of the Company’s net sales for continuing operations. Although Cygne has a long-established relationship with Lerner, its key customer, Cygne does not have long-term contracts with Lerner. The Company’s future success will be dependent upon its ability to attract new customers and to maintain its relationship with Lerner.

The Company is continuing to review its existing business operations and could incur additional costs in the future associated with the further restructuring of its operations.

The apparel industry is highly competitive and historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on the Company’s business. Retailers, including customers of the Company, are increasingly sourcing private label products themselves rather than utilizing outside vendors like the Company.

Results of Operations

The following table is derived from the Company’s consolidated statements of operations for continuing operations expresses for the periods indicated certain data as percentage of net sales.

	Year
	2002	2001	2000
Net Sales	100.0%	100.0%	100.0%

Gross profit	13.8	17.5	12.4
Selling, general and administrative expenses	12.9	14.2	12.4
Provision for impairment of fixed assets	1.2	—	—
(Reversal) of impairment of Knit business assets	—	(3.4)	—

(Loss) income from continuing operations before interest and taxes	(0.3)	6.7	0.0
Interest expense (income), net	0.8	0.6	(0.6)
(Benefit) provision for income taxes	(19.8)	0.1	0.0

Income from continuing operations	18.7%	6.0%	0.6%

2002 compared to 2001

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived assets”.

Net Sales

Net sales for 2002 were $24,019,000, a decrease of $4,230,000 or 15%, from $28,249,000 in 2001.

The decrease in sales resulted from decreased sales to Dillard’s of $4,613,000 and to other customers of $169,000 offset by an increased sales to Lerner of $552,000. Lerner accounted for 93% and 77% of Cygne’s net sales for 2002 and 2001, respectively. Dillard’s discontinued the product category that it was purchasing from Cygne in April 2002. The increase in sales to Lerner was the result of the number and size of the programs that Lerner purchased from Cygne.

Gross Profit

The gross profit for 2002 was $3,325,000, a decrease of $1,613,000 or 33% from the gross profit of $4,938,000 for 2001. The decrease in gross profit was attributable to the decrease in sales in 2002 as compared to 2001 and to the decrease in gross margin in 2002 as compared to 2001.

The gross margin for 2002 was 13.8% compared to the gross margin of 17.5% for 2001. The decrease in gross margin was attributable to a less favorable product mix in 2002 compared to 2001 margins, one-time favorable settlements in 2001 of prior years’ disputes, partially offset by less unabsorbed factory overhead at the Company’s Guatemala facility in 2002 compared to 2001.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for 2002 were $3,099,000, a decrease of $909,000 or 23% from $4,008,000 in 2001.

The decrease in selling, general and administrative expenses for 2002 compared to 2001 was attributable to the closing in 2001 of the Dallas sales office of $715,000 and a reduction in the New York marketing expenses in 2002 as compared to 2001 of $194,000.

Provision for Impairment of Fixed Assets

The provision of $282,000 for impairment of fixed assets represents the book value of obsolete sewing machines and pressing equipment located in the Company’s Guatemalan factory. These machines will be discarded.

Interest

Interest expense for 2002 was $223,000, an increase of $28,000 or 14% from $195,000 for 2001. The increase in expense was caused by an increase in fees for Cygne’s domestic credit facility.

Provision (Benefit) for Income Taxes

The provision for income taxes for 2002 for minimum state income and foreign taxes was $50,000 as compared to $44,000 in 2001. This provision was offset by a reversal of $4,800,000 of a prior year tax provision.

The U.S. Internal Revenue Service (the “IRS”) concluded its audit of the U.S. Federal income tax returns filed by GJM (US) Inc., the Company’s 100% owned subsidiary, for its taxable years ending December 31, 1989 through October 7, 1994. The IRS and the Company executed a settlement agreement stating that no tax payment is due. As a result of this settlement, the Company has reversed a tax accrual of $4,800,000 established in connection with this audit.

Discontinued Operation

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

2001 Compared to 2000

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

The 2001 statement of operations has been restated to reflect continuing operations in accordance with the requirements stated in FAS 144.

Net Sales

Net sales for 2001 were $28,249,000 a decrease of $132,000 or less than 1% from $28,381,000 in 2000. The increase in sales for 2001 was attributed to sales of $5,632,000 to Dillard’s, a new customer, offset by a decrease in sales to Lerner, a division of Limited Brands, of $5,018,000 and to other customers of $746,000. The sales to the new customer are not necessarily indicative of future sales. Lerner accounted for 77% of the net sales in 2001 compared to 95% in the comparable period in 2000.

Gross Profit

The gross profit for 2001 was $4,938,000, an increase of $1,409,000 or 40% from the gross profit of $3,529,000 for 2000. The increase in gross profit was attributable to higher gross margins in 2001 compared to 2000.

The gross margin for 2001 was 17.5% compared to the gross margin of 12.4% for 2000. The increase in gross profit was attributable to one-time favorable settlements in 2001 of prior years’ disputes, the elimination of unprofitable customers, and the installation of new systems that provided more efficient fabric consumption offset by more unabsorbed factory overhead at the Company’s Guatemala facility in 2001 compared to 2000.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for 2001 were $4,008,000 and increase of $500,000 or 14% from $3,508,000 in 2000. The increase in selling, general and administrative expenses was primarily attributable to the establishment of sales and marketing teams to service new customers.

Reversal of Impairment for Knit Business Assets

In 2001, the Company settled its remaining obligations related to its agreement to sell the knits business, and reversed the balance of its unused provision for the impairment of Israeli knit business assets, which amounted to $959,000.

Interest

Interest income for 2001 was $34,000, compared to interest income of $277,000 in 2000. The decrease in interest income in 2001 compared to 2000 was attributable to increased working capital requirements due to the acquisition of the Jordanian business.

Interest expense for 2001 was $195,000 compared to $89,000 in 2000. The increase in interest expense in 2001 compared to 2000 was primarily attributable to increased borrowings to fund the increased working capital requirements as a result of the acquisition of the Jordanian operations and the establishment of a domestic credit facility.

Provision for Income Taxes

The provision for income taxes of $44,000 for 2001 represents a provision for minimum state and foreign income taxes.

Discontinued Operation

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

Liquidity and Capital Resources

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement and a Factoring Agreement with GMAC Commercial Credit LLC (“GMAC”). The Agreements provided for a Revolving Facility of $8,000,000 (“Facility”), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bore a rate of interest of the lesser of (i) LIBOR (1.48% at December 31, 2002) plus 3% or (ii) the prime rate (4.25% at December 31, 2002) plus 0.5% and was secured by substantially all of the Company’s assets. In addition, the Facility was subject to various financial covenants. At May 4, 2002, the Company failed to achieve one of the required financial covenants and as a result, the Company was in default of the Agreement. The Agreement was cancelled on December 31, 2002 and GMAC forgave the default on that date.

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC (“Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4.25% at February 1, 2003) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at February 1, 2003.

At February 2, 2002, the Company had a cash deposit of $146,000 in a domestic bank to secure letters of credit.

The Company is the lessee under one operating lease which expires in 2004. Future minimum payments under this lease in 2003 and 2004 are $265,000 and $111,000, respectively.

Net cash provided by operating activities for 2002 was $1,878,000 compared to net cash used in operating activities of $1,154,000 in 2001. The increase in net cash provided by operating activities in 2002 over 2001 was primarily the result of a decrease in 2002 in trade accounts receivable, other receivables and inventory, offset by an increase in the 2002 loss over 2001 before income tax benefit. Net cash provided by investing activities for 2002 was $37,000 compared to net cash used in investing activities in 2001 of $926,000. In 2002, the net cash provided by investing activities was comprised from $400,000 in proceeds from sale of the Jordanian business, offset by $241,000 for purchase of marketable securities, $40,000 in payments for other intangibles and $82,000 for purchases of fixed assets. The cash used in investing activities in 2001 was comprised of purchases of fixed assets of $386,000 and for payments for other intangibles and goodwill of $540,000 in connection with the acquisition of the Jordanian business. Net cash used in financing activities in 2002 was $1,863,000 as compared to net cash provided in financing activities in 2001 of $2,260,000. The bank loan taken in 2001 to finance the Jordanian business was repaid to the bank in 2002.

The Company’s financial performance for 2003 will depend on a variety of factors, including the amount of sales to Lerner and the successful collection of the $433,000 outstanding receivables from the sale of the Jordanian business. If the Company has significant operating losses or if its ability to borrow under its credit facilities is limited or terminated, the Company could face severe liquidity pressures, which would adversely affect the Company’s financial condition and results of operations and cash flows. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

Inflation

The Company does not believe that the relatively moderate rates of inflation which have been experienced in the U.S., where it competes, have had a significant effect on its net sales or profitability.

Critical Accounting Policies

Several of the Company’s accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on the results of operations and financial position include the Company’s estimate of the collectibility of its trade accounts receivable, the recovery value of its inventory and the collection of the amounts due in connection with the sale of the Jordanian business. For accounts receivable, the Company estimates the net collectibility, considering both historical and anticipated deductions taken by customers. If the Company incorrectly anticipates these trends or unexpected events occur, the results of operations could be materially affected.

The preparation of our financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. Some of the items in our financial statements requiring significant estimates and judgments are as follows:

Depreciation and Amortization

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and there are no significant obligations. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $20,000 and zero at February 1, 2003 and February 2, 2002, respectively.

Foreign Currency Exchange

The Company negotiates substantially all its purchase orders with its foreign manufacturers in U.S. dollars. Thus, notwithstanding any fluctuation in foreign currencies, the Company’s cost for any purchase order is not subject to change after the time the order is placed. However, the weakening of the U.S. dollar against local currencies could lead certain manufacturers to increase their U.S. dollar prices for products. The Company believes it would be able to compensate for any such price increase.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Contractual Obligations and Commercial Commitments

At February 1, 2003, the Company is the lessee under one operating lease through June 30, 2004. Future minimum payments under the operating lease at February 1, 2003 is as follows:

Fiscal Year
2003	$265,000
2004	111,000

$376,000

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe it has a material exposure to market risk. The Company’s earnings may be affected by changes in short-term interest rates as a result of borrowings under it credit facility. At the Company’s current borrowing levels; a two percent increase in interest rates affecting the Company’s credit facility would not have a material effect on the Company’s actual 2002 net income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 for a listing of the consolidated financial statements submitted as part of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the accountants on accounting and financial disclosures during the last three years. On May 9, 2002, Ernst & Young notified the Company that it had resigned as the Company’s independent public accountants, effective immediately. For more information with respect to this matter, see the Company’s current report on Form 8-K dated May 9, 2002.

As recommended by the Company’s audit committee, the Company’s board of directors on June 20,2002 engaged Mahoney Cohen & Company, CPA P.C. to serve as the Company’s independent public accountants for the fiscal year ended February 1, 2003.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The section entitled “Proposal No. 1- Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders in incorporated herein by reference.

Executive Officers

See Part I- Executive Officers of the Registrant.

ITEM 11.	EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled “Beneficial Ownership of Common Stock” and “Equity Compensation Plans” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled “Executive Compensation—Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14 ( c) and 15d-14 (c) of the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.	EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Financial Statements Schedule” on page F-1.

(3) Exhibits

Certain exhibits presented below contain information that has been granted confidential treatment. Such information has been omitted from the exhibit numbers 10.1, 10.3, and 10.4 which are management contracts or compensatory plans.

Exhibit No.	Description

2.1	Amended and Restated Acquisition Agreement, dated as of August 1, 1999 by and among M.T.G.I. – Textile Manufacturers Group (Israel), Limited, MBS Company, AC Services Inc. and Jordache Limited. *(1)

2.2	Agreement dated May 9, 2001 between Cygne Designs, Inc. and Best Knits, LLC *(8)

3.1	Restated Certificate of Incorporation, as amended by Certificate of Amendment filed August 6, 1994 with the Secretary of State of the State of Delaware. *(2)

3.2	Certificate of Amendment to Restated Certificate of Incorporation * (3)

3.3	By-laws. *(4)

4.0	Specimen Stock Certificate. *(4)

10.1	Amended and Restated Employment Agreement, dated as of January 1, 1995, between the Company and Bernard M. Manuel. *(5)

10.3	1993 stock option plan, as amended, through June 28, 1994. *(2).

10.4	Form of Stock Option Agreement. *(4)

10.8	Lease between the Company and L.H. Charney Associates, L.P. *(6)

10.9	Lease Extension and Modification between the Company and L.H. Charney Associates, L.P. amendments. * (7)

10.10	Revolving Credit and Security agreement, dated as of May 11, 2001, between GMAC Commercial Credit LLC, as lender, and Cygne Designs. *(8)

Exhibit No.	Description

10.12	Credit agreement between Prosperity Textiles Ltd. and Egyptian Arab Land Bank. * (7)

10.13	Asset Purchase Agreement dated June 9, 2002 between Cygne Designs, Inc. and Prosperity Textiles Ltd., and House and Garden Company and Century Investment Group *(9)

10.14	Amended and Restated Factoring Agreement dated January 1, 2003 between GMAC Commercial Credit LLC and Cygne Designs, Inc.

10.15	Amendment dated July 29, 2002 to Asset Purchase Agreement dated June 9, 2002 between Cygne Designs, Inc. and Prosperity Textiles Ltd., and House and Garden Company and Century Investment Group

21	Subsidiaries of the Company

23	Consent of Mahoney Cohen & Company, CPA, P.C.

24	Consent of Ernst & Young LLP.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the following documents:

(1)	Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

(2)	Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1994.

(3)	Company’s Quarterly Report in Form 8-K dated December 5, 2000.

(4)	Company’s Registration Statement of Form S-1 (Registration No. 33-64358)

(5)	Company’s Annual Report on Form 10-K for fiscal year ended January 28, 1995.

(6)	Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000

(7)	Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

(9)	Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

(b)  Reports on Form 8-K

None

(c)  Exhibits

See (a) (3) above.

(d)  Financial Statement Schedule

See “Index to Consolidated Financial Statements and Supplemental Schedule” appearing on F-1. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statement or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cygne Designs, Inc. (Registrant)

By:	/S/ BERNARD M. MANUEL
Bernard M. Manuel
(Chairman and Chief Executive Officer)

Date: May 2, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BERNARD M. MANUEL Bernard M. Manuel	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)	May 2, 2003

/S/ ROY E. GREEN Roy E. Green	Senior Vice President, Chief Financial Officer, and Treasurer (principal financial and accounting officer) and Secretary	May 2, 2003

/S/ JAMES G. GRONINGER James G. Groninger	Director	May 2, 2003

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Bernard M. Manuel, certify that:

1.    I have reviewed this annual report of Form 10-K of Cygne Designs, Inc. for the period ending February 1, 2003.

2.    Based on my knowledge, this annual report does not contain any untrue statement of a fact or omit to state a material fact under which such statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.    The registrant’s other certifying officer’s and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

May 2, 2003

By:	/S/ BERNARD M. MANUEL
Bernard M. Manuel
Chairman and Chief Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Roy E. Green, certify that:

1.    I have reviewed this annual report of Form 10-K of Cygne Designs, Inc. for the period ending February 1, 2003.

2.    Based on my knowledge, this annual report does not contain any untrue statement of a fact or omit to state a material fact under which such statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

7.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

May 2, 2003

By:	/S/ ROY E. GREEN
Roy E. Green
Senior Vice President-Chief Financial Officer

Cygne Designs, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Auditors

Board of Directors and Stockholders

Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheet of Cygne Designs, Inc. and Subsidiaries as of February 1, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries at February 1, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York

April 10, 2003

Report of Independent Auditors

Board of Directors and Stockholders

Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheet of Cygne Designs, Inc. and Subsidiaries as of February 2, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended February 2, 2002. Our audit also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries at February 2, 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

New York, New York

April 2, 2002

Cygne Designs, Inc and Subsidiaries

Consolidated Balance Sheets

	February 1, 2003	February 2, 2002
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,610	$2,558
Restricted cash	—	146
Due from factor	2,194	1,167
Inventories	1,939	2,350
Marketable securities	160	—
Other receivables and prepaid expenses	884	481
Assets of discontinued operation	—	6,151

Total current assets	7,787	12,853
Fixed assets, net	1,679	2,227
Other assets	352	48
Assets of discontinued operation	—	409

Total assets	$9,818	$15,537

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$945	$571
Accrued expenses	716	1,070
Income taxes payable	733	5,555
Deferred income	70	—
Liabilities of discontinued operation	—	3,230

Total current liabilities	2,464	10,426

Long-term liabilities:
Deferred income	239	—
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Sock, $0.01 par value; 25,000,000 shares authorized: 12,438,038 shares issued and outstanding	124	124
Paid-in capital	120,918	120,918
Accumulated other comprehensive loss	(81)	—
Accumulated deficit	(113,846)	(115,931)

Total stockholders’ equity	7,115	5,111

Total liabilities and stockholders’ equity	$9,818	$15,537

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(In thousands except per share amounts)

Net sales	$24,019	$28,249	$28,381
Cost of goods sold	20,694	23,311	24,852

Gross profit	3,325	4,938	3,529
Selling, general and administrative expenses	3,099	4,008	3,508
Provision for impairment of fixed assets	282	—	—
(Reversal) of impairment of Knit business assets	—	(959)	—

(Loss) income from continuing operations before interest and income taxes	(56)	1,889	21
Interest income	(24)	(34)	(277)
Interest expense	223	195	89

(Loss) income from continuing operations before income taxes	(255)	1,728	209
(Benefit) provision for income taxes	(4,750)	44	20

Income from continuing operations	4,495	1,684	189
(Loss) from discontinued operation, net (including gain on disposal of $400 in year ended February 1, 2003)	(2,410)	(1,905)	—

Net income (loss)	$2,085	$(221)	$189

Income per share-basic and diluted from continuing operations	$0.36	$0.13	$0.02
(Loss) per share-basic and diluted from discontinued operation	(0.19)	(0.15)	—

Net income (loss) per share-basic and diluted	$0.17	$(0.02)	$0.02

Weighted average common shares outstanding:
Basic	12,438	12,438	12,438

Diluted	12,439	12,438	12,438

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For The Years Ended February 1, 2003, February 2, 2002 and February 3, 2001

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit)	Total
	(In thousands)

Balance at January 29, 2000	12,438	$124	$120,918	$ —	$(115,899)	$5,143
Net income for year ended February 3, 2001	—	—	—	—	189	189

Balance at February 3, 2001	12,438	124	120,918	—	(115,710)	5,332
Net loss for year ended February 2, 2002	—	—	—	—	(221)	(221)

Balance at February 2, 2002	12,438	124	120,918	—	(115,931)	5,111
Net income for year ended February 1, 2003	—	—	—	—	2,085	2,085
Unrealized loss on marketable securities, net of tax	—	—	—	(81)	—	(81)

Comprehensive income for year ended February 1, 2003	—	—	—	—	—	2,004

Balance at February 1, 2003	12,438	$124	$120,918	$(81)	$(113,846)	$7,115

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(In thousands)

Operating activities
Net income (loss)	$2,085	$(221)	$189
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Reversal) of impairment of Knit business assets	—	(959)	—
Write off and amortization of goodwill	—	200	—
Write off and amortization of other intangibles	255	125	—
Settlement of income tax liability	(4,800)	—	—
Gain on sale of business	(400)	—	—
Depreciation	382	380	333
Impairment of fixed assets	282	—	—
Changes in operating assets and liabilities:
Restricted cash	146	854	(278)
Due from factor/trade accounts receivable	3,244	(1,839)	(1,780)
Inventories	448	1,492	(2,804)
Other receivables and prepaid expenses	472	(491)	(51)
Other assets	5	(6)	558
Accounts payable	(25)	(567)	908
Accrued expenses	(194)	(135)	(444)
Income taxes payable	(22)	13	(435)

Net cash provided by (used in) operating activities	1,878	(1,154)	(3,804)
Investing activities
Purchase of Jordanian business	(40)	(540)	—
Purchase of fixed assets	(82)	(386)	(116)
Purchase of marketable securities	(241)	—	—
Proceeds from sale of Jordanian business	400	—	—

Net cash provided by (used in) investing activities	37	(926)	(116)
Financing activities
Short-term borrowings (repayments), net	(1,863)	2,260	—

Net cash (used in) provided by financing activities	(1,863)	2,260	—
Net increase (decrease) in cash and cash equivalents	52	180	(3,920)
Cash and cash equivalents at beginning of year	2,558	2,378	6,298

Cash and cash equivalents at end of year	$2,610	$2,558	$2,378

Supplemental disclosures of cash flow activities
Income taxes paid	$39	$31	$27

Interest paid	$333	$432	$89

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Significant Accounting Policies

Principal Business Activity

Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively, the “Company”) are engaged in the manufacturing of private label women’s career and casual apparel with sales to retailers located in the United States.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. A year refers to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year. The fiscal year ended February 3, 2001 (year 2000) consisted of 53 weeks. All other fiscal years have 52 presented weeks.

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Cygne and its subsidiaries. All material inter-company balances and transactions were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.    Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The Company has classified its securities as investments available for sale pursuant to Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, any unrealized gain or loss on the investments is reported as a component of accumulated other comprehensive income (loss). The Company had no gross unrealized gains for the years ended February 1, 2003 and February 2, 2002. Gross unrealized losses were approximately $81,000 and zero at February 1, 2003 and February 2, 2002, respectively. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in investment income.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Depreciation and Amortization

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life or the term of the related lease.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and there are no significant obligations. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $20,000 and zero at February 1, 2003 and February 2, 2002, respectively.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.    Significant Accounting Policies (continued)

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the U.S. Dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Board SFAS No. 128 “Earnings per Share”. In computing diluted income per share for the year ended February 1, 2003, there has been no effect given to the outstanding options (except for 760 option shares) since the exercise of these options would have an antidulutive effect on net income per share. For the years ended February 2, 2002, and February 3, 2001, no effect has been given to outstanding options since the exercise of any of these items would have an antidilutive effect on net income (loss) per share.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board SFAS No. 142 “Goodwill and Other Intangible Assets” became effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to an annual impairment test in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on February 3, 2002.

In July 2001, the Financial Accounting Standards Board SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” became effective for fiscal years beginning after December 15, 2001. Under the new rules, which the Company adopted on February 3, 2002, discontinued operations (as defined by SFAS No. 144) must be classified as a discontinued operation for all periods presented.

In June 2002, the Financial Accounting Standards Board SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred, rather than at the date of commitment to exit or disposal plan. The adoption of this standard did not have a material effect on the Company’s results of operations.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.    Significant Accounting Policies (continued)

In December 2002, the Financial Accounting Standards Board SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure (an amendment of SFAS No. 123) provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. The adoption of this standard should not have a material effect on the Company’s results of operations.

Reclassification

The discontinued operation for the year ended February 2, 2002 has been reclassified to conform to the current year’s presentation.

2.    Acquisition and Disposition of Companies

Jordanian business

On May 13, 2001, the Company acquired from Best Knits, L.L.C (“Best Knits”) the rights and obligation of all the customer purchase orders held by Best Knits and the trade name Best Knits (“Jordanian business”). Best Knits, located in Irbid, Jordan, was a manufacturer of private label women’s knit tops for sale to retailers located in the United States. The Company (i) assumed all outstanding vendor purchase orders issued by Best Knits directly related to the acquired customer purchase orders, (ii) purchased from Best Knits all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan with Best Knits for the eighteen month period starting May 1, 2001 for (a) its 66,000 square feet of manufacturing and office space, (b) its approximately 550 sewing machines, (c) its cutting and pressing equipment and (d) its office furniture and equipment, (iv) hired substantially all of its approximately 650 employees, and (v) agreed to purchase from Best Knits for $500,000 its trade name and customer relationships of which $200,000 was paid in cash at the closing and the remaining $300,000 was paid through the issuance of a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001.

Cygne has paid nine installments of $20,000, and since it does not anticipate making the remaining six installments, it has reversed its liability for these unpaid installments. In addition, Cygne has paid fourteen monthly rent payments of $44,000, and since it does not anticipate making the remaining six rent payments, it has not accrued any additional rent.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.    Acquisition and Disposition of Companies (continued)

The Company accounted for this transaction as a purchase. The Company recorded $200,000 in goodwill during the third quarter of 2001. The resulting goodwill and other intangible assets were being amortized over their estimated useful life of three years. The unamortized goodwill of $180,000 was impaired and was written off at February 2, 2002. This amount has been included in discontinued operations. The Jordanian business was sold as of May 31, 2002 and the unamortized other intangible assets of $213,000 were written off. This amount has been included in discontinued operations.

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. A payment of $400,000 was made at the closing and the balance of $433,000 is due on April 30, 2003. It is not anticipated that this payment will be received by April 30, 2003, however, Cygne’s management believes that this amount will be collected. In addition, Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, the Company recorded deferred income of $350,000 which it is amortizing to income over a five-year period.

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

The Company decided to sell the Jordanian business as a result of the political uncertainty in the region that adversely affected the profitability of the business.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.    Acquisition and Disposition of Companies (continued)

The summary of the operating results of the discontinued operation is as follows:

	Year Ended
	February 1, 2003	February 2, 2002
	(In thousands)

Net sales	$2,598	$12,928
Cost of goods sold	4,699	13,885

Gross (loss)	(2,101)	(957)
Selling, general and administrative	299	386
Write off and amortization of goodwill and other intangibles	255	325
(Gain) on sale of business	(400)	—

(Loss) from operations	(2,255)	(1,668)
Interest expense	155	237

Net (loss)	$(2,410)	$(1,905)

The table that follows presents the major components of assets and liabilities of the discontinued operation at February 2, 2002.

Assets	(In thousands)

Trade accounts receivable, net	$4,305
Inventory	1,383
Other receivables and prepaid expenses	463

Total current assets	6,151

Fixed assets, net	34
Other intangibles, net	375

Total long term assets	409

Total assets	$6,560

Liabilities
Short-term borrowings	$2,260
Accounts payable	970

Total	$3,230

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.    Acquisition and Disposition of Companies (continued)

In August 2001, the Jordanian company entered into a credit facility arrangement with the Egyptian Arab Land Bank. The agreement provided for a credit facility of $2,800,000, subject to a borrowing base formula. The security for this facility was the customers’ letters of credit. The Jordanian company was notified on May 13, 2002 that no additional borrowings or letters of credit would be permitted and that the facility would be terminated as soon as the balances outstanding were repaid. All outstanding balances have been repaid and the facility was closed in July 2002.

Israeli knit business

On November 15, 1999, the Company consummated the sale of its Israeli Knit business to Jordache Limited. The assets transferred to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women’s knit clothing.

The Company recorded an impairment of Knit business assets of $2,564,000 in 1998 and $1,625,000 in 1999. However, the Company’s actual expense was $3,230,000 and the excess $959,000 for the provision for impairment of Knits business assets was reversed in 2001.

3.    Inventories

Inventories consist of the following:

	February 1, 2003	February 2, 2002
	(In thousands)

Raw material and Work-in-Process	$1,939	$1,219
Finished goods	0	1,131

	$1,939	$2,350

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.    Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	February 1, 2003	February 2, 2002	Estimated Useful Lives
	(In thousands)

Land	$258	$258
Building	1,569	1,569	20 years
Equipment, furniture, and fixtures	1,225	2,515	2-10 years
Vehicles	25	103	5 years

	3,077	4,445
Less accumulated depreciation and amortization	1,398	2,218

	$1,679	$2,227

On February 1, 2003, the Company established a provision for impairment of fixed assets of $282,000 for obsolete sewing machines and pressing equipment. These machines will be discarded. The gross assets and accumulated reserve for depreciation and amortization have been reduced to reflect the results of this provision.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.    Credit Facilities

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement and a Factoring Agreement with GMAC Commercial Credit LLC (“GMAC”). The Agreements provided for a Revolving Facility of $8,000,000 (“Facility”), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bore a rate of interest of the lesser of (i) LIBOR (1.48% at December 31, 2002) plus 3% or (ii) the prime rate (4.25% at December 31, 2002) plus 0.5% and was secured by substantially all of the Company’s assets. In addition, the Facility was subject to various financial covenants. At May 4, 2002, the Company failed to achieve one of the required financial covenants and as a result, the Company was in default of the Agreement. The Agreement was cancelled on December 31, 2002 and GMAC forgave the default on that date.

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC Commercial Credit LLC (“Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4.25% at February 1, 2003) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at February 1, 2003.

At February 2, 2002, the Company had a cash deposit of $146,000 in a domestic bank to secure letters of credit.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6.    Stock Options

Pursuant to an employee Stock Option Plan, as amended, the Company may grant to eligible individuals incentive stock options as defined in the Internal Revenue Code (“IRC”) and non-qualified stock options. This plan expired on April 15, 2003. An aggregate of 1,700,000 shares of common stock have been reserved for issuance under the Plan. The exercise price for incentive options may not be less than 100% (110% for holders of 10% or more of the Company’s outstanding shares) of the fair market value of the shares on the date of grant, and at least par value of the common stock with respect to the non-qualified stock options, have a ten-year term (five years for holders of 10% or more of the Company’s outstanding shares in the case of incentive stock options) and vest at the discretion of the board of directors.

Pursuant to a Stock Option Plan for Non-Employee Directors adopted on April 15, 1993, the Company will automatically grant to eligible non-employee directors options to purchase 10,000 shares of Common Stock upon the directors’ initial appointment to the Board of Directors and options to purchase 2,000 shares of Common Stock on each individual director’s anniversary date from initial appointment. Options granted under the Directors’ Plan do not qualify as incentive stock options under the IRC. The options have an exercise price of 100% of fair market value on the date of grant, have a ten-year term and vest, pro-rata, over four years. This plan expired on April 15, 2003.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation cost been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS No. 123 for the year ended February 1, 2003, the Company’s net income and net income per share would have decreased by $1,200 or $0.00 per share. For the year ended February 2, 2002, the Company’s net loss and net loss per share would have increased by $1,431 or $0.00 per share. For the year ended February 3, 2001, the Company’s net income and net income per share would have increased by $1,362 or $0.00 per share.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2002, 2001, and 2000: risk-free interest rate of approximately 5%; volatility factor of the expected market price of the Company’s common stock of 0.16 for February 1, 2003, 0.98 for February 2, 2002, and 0.68 for February 3, 2001; expected life of six years; and a dividend yield of zero.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6.    Stock Option (continued)

The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2002, 2001, and 2000 is $0.08, $0.11, and $0.15 respectively. Exercise prices for options issued from January 30, 2000 through February 1, 2003 ranged from $0.08 to $0.23. The weighted average remaining contractual life of these options is 1.4 years.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6.    Stock Options (continued)

The stock option transactions are summarized for the periods shown below:

	Employee Stock Option Plan			Non-Employee Directors Plan			Other Employee Stock Option Arrangements
	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Total Number of Shares

Options outstanding at January 29, 2000	298,000	$0.31-$13.88	$2.69	22,000	$0.16-$23.50	$5.12	60,000	$2.00	$2.00	380,000
Options granted in 2000	—			2,000	$0.23	$0.23	—			2,000
Options canceled in 2000	(10,000)	$2.00		—			—			(10,000)

Options outstanding at February 3, 2001	288,000	$0.31-$13.88	$2.71	24,000	$0.16-$23.50	$4.72	60,000	$2.00	$2.00	372,000
Options granted in 2001	—			2,000	$0.14	$0.14	—			2,000
Options canceled in 2001	(40,000)	$1.00	$1.00	—			—			(40,000)

Options outstanding at February 2, 2002	248,000	$0.31-$13.88	$2.99	26,000	$0.14-$23.50	$4.37	60,000	$2.00	$2.00	334,000
Options granted in 2002	—			2,000	$0.08	$0.08	—			2,000

Options outstanding at February 1, 2003	248,000	$0.31-$13.88	$2.99	28,000	$0.08-$23.50	$4.06	60,000	$2.00	$2.00	336,000

At February 1, 2003 options exercisable	248,000			23,500			60,000			331,500

Cygne Designs, Inc and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.    Concentrations of Risk

For year 2002, sales to Lerner New York (“Lerner”) accounted for 93% of Cygne’s net sales from continuing operations. For year 2001, sales to Lerner and Dillard’s accounted for 77% and 20%, respectively, of the Company’s net sales from continuing operations. For year 2000, Lerner accounted for 95% of Cygne’s net sales. At February 1, 2003 and at February 2, 2002, Lerner accounted for 100% of trade accounts receivable from continuing operations.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. Policy toward these countries). The occurrence of certain of these factors in Guatemala in which Cygne owns a manufacturing facility could result in the impairment or loss of the Company’s investment located in this country.

8.    Leases, Commitments and Litigation

Leases

At February 1, 2003, the Company is the lessee under one operating lease through June 30, 2004. Future minimum payments under the operating lease at February 1, 2003 is as follows:

Fiscal Year
2003	$265,000
2004	111,000

$376,000

Total rent expense under the operating leases from continuing operations for the years ended February 1, 2003, February 2, 2002, and February 3, 2001, amounted to approximately $264,000, $328,000, and $264,000, respectively.

Cygne Designs, Inc and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.    Leases, Commitments and Litigation (continued)

Commitments

The Company has employment agreements with its two officers through 2004. Future minimum aggregate annual payments under these agreements amount to approximately $938,000 in 2003 and $236,000 in 2004. The officers and employees may receive additional compensation based upon the income, as defined, of the Company or one or more of its subsidiaries.

Legal Proceedings

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations and cash flows.

9.    Income Taxes

Deferred income taxes are provided using the liability method. Under this method, deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended
	February 1, 2003	February 2, 2002
	(In thousands)

Deferred tax assets:
Net operating loss carry forwards	$40,000	$44,000
Valuation allowances	(40,000)	(44,000)

Net deferred tax assets	$0	$0

Cygne Designs, Inc and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.    Income Taxes (continued)

For financial reporting purposes, income (loss) before income taxes includes the following components

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(In thousands)

Pretax (loss) income
United States	$(131)	$(154)	$133
Foreign	(2,534)	(23)	76

Total	$(2,665)	$(177)	$209

Significant components of the (benefit) provision for income taxes are as follows:

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(In thousands)

Current:
Federal	$(4,800)	$0	$0
Foreign	35	24	0
State and local	15	20	20

Total	$(4,750)	$44	$20

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.    Income Taxes (continued)

The reconciliation of income tax at U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended
	February 1, 2003		February 2, 2002		February 3, 2001
	( In thousands)

Tax at U.S statutory rates	$(906)	(34.0%)	$(129)	(34.0%)	$71	34.0%
Loss, no benefit provided	906	34.0	129	34.0	—	—
Reversal of valuation allowance	—	—	—	—	(71)	(34.0)
Reversal of tax accrual	(4,800)	(180.1)	—	—	—	—
Foreign and state income taxes	50	1.9	44	24.9	20	9.6

	$(4,750)	(178.2%)	$44	24.9%	$20	9.6%

As of February 1, 2003, based upon tax returns filed and to be filed, the Company expects to report a net operating loss carry forward for U.S. Federal income tax purposes of approximately $107,000,000. If unused, these loss carry forwards will expire in the Company’s taxable years ending in 2005 through 2023. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company’s stock, the Company’s loss carry forwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of February 1, 2003, based upon tax returns filed and to be filed, the Company expects to report net operating loss carry forwards for New York State and City tax purposes (on a separate company basis) of approximately $67,000,000. If unused, these loss carry forwards will expire in the Company’s taxable years ending in 2005 through 2023.

Tax Audits

In 2002, the U.S. Internal Revenue Service (the “IRS”) has concluded its audit of the U.S. Federal income tax returns filed by GJM (US) Inc., the Company’s 100% owned subsidiary, for its taxable years ending December 31, 1989 through October 7, 1994. The IRS and the Company have executed a settlement agreement stating that no tax payment is due. As a result of this settlement, the Company has reversed a tax accrual of $4,800,000 established in connection with this audit.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.    Income Taxes (continued)

On October 31, 1999, the date of sale of the Company’s Israeli Knit business, the Company’s wholly-owned subsidiary, M.T.G.I.-Textile Manufacturers Group (Israel) Ltd. (“MTGI”) had its Israeli tax-free status terminated retroactive to January 1, 1994. In June 2001, MTGI paid the Israeli Tax Authority assessment, including interest, of approximately $412,000 due on account of the termination of its tax-free status for the years ended December 31, 1994 through December 31, 1997.

The Company is subject to other ongoing tax audits in several jurisdictions including Guatemala. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

10.    Segment Information

Based on the criteria in SFAS No.131, the Company operates in one segment of the apparel market-women’s career and causal apparel.

11.    Employee Benefit Plans

The Company does not provide any post employment or post retirement benefits to its current or former employees. The Company implemented a 401(k) plan for domestic employees on February 2, 1997. The Company will match 33% of the employee’s contributions up to 3% of the employee’s voluntary contribution. Total contributions for the years ended February 1, 2003, February 2, 2002, and February 3, 2001, amounted to approximately $10,000, $10,000, and $5,000, respectively. The Company’s
401(k) plan was terminated on March 28, 2003.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Quarterly	Financial Data (Unaudited)

The following table sets forth the quarterly financial data for the year ended February 1, 2003 and February 2, 2002.

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

	2002				2001
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
	(In thousands except per share amounts)

Net sales	$5,207	$6,212	$5,366	$7,234	$10,230	$6,059	$6,307	$5,653
Gross profit (loss)	219	955	665	1,486	1,342	1,035	1,148	1,413
(Reversal) of impairment of Knit business assets	—	—	—	—	—	—	—	(959)
Provision for impairment of fixed assets	—	—	—	282	—	—	—	—
(Loss) income from continuing operations before interest and income taxes	(581)	237	(159)	447	87	10	147	1,645
Income (loss) from continuing operations	4,159	184	(206)	358	61	(24)	78	1,569
(Loss) income from discontinued operation	(1,905)	(391)	—	(114)	—	95	(65)	(1,935)
Net income (loss)	2,254	(207)	(206)	244	61	71	13	(366)
Income (loss) per share-basic and diluted from continuing operations	$0.33	$0.02	$(0.02)	$0.03	$0.00	$(0.01)	$0.01	$0.13
(Loss) income per share-basic and diluted from discontinued operation	(0.15)	(0.03)	0.00	(0.01)	0.00	0.01	(0.01)	(0.15)

Net (loss) income per share-basic and diluted	$0.18	$(0.01)	$(0.02)	$0.02	$0.00	$0.00	$0.00	$(0.02)

Cygne Designs, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Allowances Provided to Customers	Balance at End of Period
	(In thousands)

Reserves for returns and allowances:
Year ended February 3, 2001	$212	$365	$288	$289
Year ended February 2, 2002	289	188	477	0
Year ended February 1, 2003	0	42	22	20