Form 10-K/A
period 2003-02-01
CYGNE DESIGNS INC
filed 2003-05-22
CIK 906782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the fiscal year ended February 1, 2003.

Commission File Number 0-22102

CYGNE DESIGNS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	04-2843286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1410 Broadway, New York, NY (Address of principal executive offices)	10018 (Zip Code)

Registrant’s telephone number, including area code: (212) 997-7767

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.01 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contain herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).

YES  ☒    NO  ☐

        The aggregate market value of the Registrant’s Common Stock held by non-affiliates at April 25, 2003 (based on the closing sale price for such shares as reported by the OTC Bulletin Board on August 3, 2002) was $674,196. Common Stock outstanding as of April 25, 2003: 12,438,038 shares.

Documents incorporated by reference:  None

Item 10.    Directors and Executive Officers of the Registrant

Directors

The directors of the Company are as follows:

Director	Age	Year First Became Director	Principal Occupation During the Past Five Years

James G. Groninger	59	1993	President of The BaySouth Company since January 1995.

Bernard M. Manuel	55	1988	Chief Executive Officer of Cygne since October 1988 and Chairman of the Board since December 1989

Mr. Groninger is a director and Chief Executive Officer of LBS Technologies, Inc and a director of Layton BioScience, Inc. and NPS Pharmaceuticals, Inc.

In September 1993 the Company established an audit committee and a compensation committee. Mr. Groninger is the sole member of the compensation committee and the audit committee. The audit committee reviews the Company’s annual audit and meets with the Company’s independent accountants to review the Company’s internal controls and financial management practices. The compensation committee reviews compensation practices, recommends compensation for the Company’s executives and key employees and functions as the committee under the Company’s 1993 Stock Option Plan. The compensation committee met once and the audit committee met four times during the year ended February 1, 2003.

During the year ended February 1, 2003 the board of directors held nine meetings. Each director attended all of the meetings of the board of directors and all of the meetings of the committees of the board of directors on which he served.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors, and greater than then ten percent beneficial owners are required by the SEC to furnish the Company with copies of all Section 16 (a) forms they file.

Based upon a review of the copies of such forms furnished to the Company and written representations from company’s executive officers and directors, the Company believes that during the fiscal year ended February 1, 2003, all Section 16(a) filing requirements applicable to its executive officers, directors and greater that then ten percent beneficial owners were complied with.

Executive Officers

See “Item 1. Business—Executive Officers of the Registrant.”

Item 11.    Executive Compensation

The following table provides information concerning all cash and non-cash compensation awarded to, earned by, or paid to the chief executive officer and the only other executive at February 1, 2003.

	Summary Compensation Table
	Annual Compensation		All Other Compensation(1)
	Year	Salary
Bernard M. Manuel	2002	$400,000	$1,188	(2)
Chairman of the Board and Chief Executive Officer	2001 2000	400,000 400,000	928 928	(2) (2)

Roy E. Green	2002	$245,000	$2,276	(3)
Senior Vice President—Chief Financial Officer Treasurer and Secretary	2001 2000	245,000 245,000	2,583 3,141	(3) (3)

1)	Consists of certain insurance premiums on term life insurance paid by Cygne, for the benefit of the named individuals, except as otherwise noted.

2)	Includes $824 for year 2002, and $818 for year 2001 and 2000, respectively, representing Cygne’s matching contribution pursuant to its 401(k) defined contribution plan.

3)	Includes $1,980 for year 2002, $1,693 for year 2001, and $2,251 for year 2000, representing Cygne’s matching contribution pursuant to its 401(k) defined contribution plan.

During the fiscal year ended February 1, 2003, no options were granted to the executive officers named in the Summary Compensation Table.

The following table sets forth at February 1, 2003 the number of stock options and the value of unexercised stock options held by each of the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises in the Last Fiscal Year and the Fiscal Year-End Option Values

			Number of Unexercised Options Held at Fiscal Year End(#)		Value of Unexercised, In-the-Money Options At Fiscal Year End(1)
	Shares Acquired on Exercise (#)	Value Realized
Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Benard M. Manuel	—	—	55,000	—	$0	$0

Roy E. Green	—	—	80,000	—	$0	$0

(1)	Based on the closing stock price of the Common stock on February 1, 2003 of $0.13.

Employment Agreements

The Company currently has employment agreements with Bernard M. Manuel, its Chairman and Chief Executive Officer, and Roy E. Green, its Senior Vice President—Chief Financial Officer and Treasurer, and Secretary. These employment agreements, which currently expire on April 30, 2004, provide for their automatic renewal for successive one year terms unless either party notifies the other to the contrary at least 90 days prior to their expiration. The employment agreements require each employee to devote substantially all of his time and attention to the Company’s business as necessary to fulfill his duties. Under these employment agreements, Messrs. Manuel and Green are currently entitled to an annual salary at a rate of $645,382 and $298,977, respectively, subject to annual cost of living increases. Mr. Manuel has accepted a reduction in salary to $400,000 and Mr. Green has accepted a salary reduction to $245,000. The employment agreements also provide for the payment of bonuses in such amounts as may be determined by the board. Under the employment agreements, the employee may terminate his employment upon 30 days’ notice. The employment agreements provide that in the event the employee’s employment is terminated by the Company at any time for any reason other that justifiable cause, disability, or death, or the Company fails to renew the agreement at any time within two years following a “Change of Control of the Company,” the Company must pay the employee his base salary and permit participation in benefit programs for two years in the case of Mr. Manuel, and one year in the case of Mr. Green. In the event the Company elects not to renew the agreement (other than within two years following a “Change in Control in the Company”), the Company will (a) in the case of Mr. Manuel, pay him a severance payment equal to the lesser of (i) two months’ salary plus one–sixth of his most recently declared bonus for each year he has been employed by the Company or (ii) one year’s annual salary, and (b) in the case of Mr. Green, pay him a severance payment equal to the lesser of (i) one month’s salary plus one twelfth of his most recently declared bonus for each year he has been employee by the Company or (ii) six months salary. Each agreement contains confidentiality provisions, whereby each executive agrees not to disclose information regarding the Company, as well as non-competition covenants. The non-competition covenants survive the termination of an employee’s employment for two years in the case of Mr. Manuel and one year in the case of Mr. Green.

For purpose of the employment agreements, a “Change in Control of the Company” shall be deemed to occur (i) if there shall be consummated (x) any consolidation or merger of Cygne in which Cygne is not the continuing or surviving corporation or pursuant to which shares of the

Company’s common stock would be converted into, cash securities or other property, other than a merger of Cygne in which the holders of the Company’s common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange, or other transfer ( in one transaction or series of related transactions ) of all, or substantially all, of the Company’s assets, or (ii) the Company’s stockholders shall approve any plan or proposal for liquidation or dissolution of Cygne or (iii) any person (as such term is used in Sections 13(d) and 14(d) of the Exchange Act of 1934, as amended (the “ Exchange Act”) shall become the beneficial owner (within the meaning of Rule 13(d) (3) under the Exchange Act) of 40% or more of the Company’s outstanding common stock other than pursuant to a plan or arrangement entered into by such person and Cygne, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire board of directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company’s stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

The employment agreements also provide that if, in connection with a change of ownership or control of Cygne a change in ownership of a substantial portion of the Company’s assets (all within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the “Code”), an excise tax is payable by the employee under Section 4999 of the Code, then the Company will pay to the employee additional compensation which will be sufficient to enable the employee to pay such excise tax as well as the income tax and excise tax on such additional compensation, such that, after the payment of income and excise taxes, the employee is in the same economic position in which he would have been if the provisions of Section 4999 of the Code had not been applicable.

Compensation of Directors

Each non-employee director receives $3,500 for each board of directors meeting attended, and $1,500 for each meeting of any committee of the board of directors attended. In addition, directors who are not employees are compensated through stock options. During 2002, in lieu of a $3,500 cash payment due to the non-employee director for attendance at one of the board of directors meeting, Cygne issued the non-employee director an independent third party corporation’s security it held with a market value of $3,500.

The Company adopted a Stock Option Plan For Non-Employee Directors (the “Directors’ Plan”), pursuant to which options to acquire a maximum aggregate of 100,000 shares of Common Stock may be granted to non-employee directors. This Stock Option Plan expired on April 15, 2003. Options granted under the Directors’ Plan do not qualify as incentive stock option within meaning of Section 422 of the Code. The Directors’ Plan provides for the automatic grant to each of the Company’s non-employee directors of (1) an option to purchase 10,000 shares of Common Stock on the date of such director’s initial election or appointment to the board of directors, and (2) an option to purchase 2,000 share of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on such anniversary date a non-employee director. The options have an exercise price of 100% of the fair market value of the Company’s common stock on the date of the grant, have a ten-year term, and become exercisable in four equal annual installments commencing on the first anniversary of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors’ Plan). The options may be exercised by payment in cash, check, or shares of common stock.

On each of April 14, 1994, April 15, 1995, April 15, 1996 April 15, 1997, April 14, 1998, April 15, 1999, April 15, 2000, April 15, 2001, April 15, 2002 and April 15, 2003 the anniversary dates of his initial election to the board of directors, Mr. Groninger was granted options to purchase 2,000 shares of common stock at a purchase price of $23.50, $11.75, $1.75, $0.687, $0.281, $0.156, $0.234, $0.14, $0.08, and $0.13, respectively, the fair market values of the Company’s common stock on the dates of grant.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 25, 2003 regarding the beneficial ownership of the Company’s common stock by (i) each person known by the Company to own beneficially more that five percent of the Company’s outstanding Common Stock (ii) each director of Cygne; (iii) each executive officer named in the Summary Compensation Table (see “Item 11. Executive Compensation”); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

Name and Address	Amount and Nature Of Beneficial Ownership of Cygne Common Stock(1)	Percentage of Cygne Common Stock

James G. Groninger(2)	15,000	*

Bernard M. Manuel(3)	4,946,975	39.8%

Roy E. Green(4)	50,000	*

Directors and executive officers as a group (3 persons)(5)	5,011,975	40.3%

* Less than one percent

(1)	A person has beneficial ownership over shares if the person has voting or investment power over the share or the right to acquire such power within 60 days.

(2)	Consists of shares issuable pursuant to options, which are exercisable within 60 days of April 25, 2003. Does not include 5,000 shares, which are the subject of options, which are not exercisable within 60 days of April 25, 2003.

(3)	Mr. Manuel’s address is c/o Cygne Designs, Inc. 1410 Broadway, New York, NY 10018.

(4)	Consists of shares issuable pursuant to options.

(5)	Includes 65,000 shares issuable pursuant to options which are exercisable within 60 days of April 25, 2003. See notes 2, 3, and 4.

The following table sets forth information as of February 1, 2003 with respect to shares of the Company’s common stock that may be issued under the Company’s equity compensation plans consisting of the 1993 Employees Stock Option Plan and the Company’s 1993 Non-Employees Director Plan. Both of these plans expired on April 15, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	336,000	2.90	0

Equity compensation plans not approved by security holders	0	0	0

Total	336,000	2.90	0

Item 13.    Certain Relationships and Related Transactions.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNE DESIGNS, INC.

By:	/s/ ROY E. GREEN
Roy E. Green Senior Vice President—Chief Financial Officer and Treasurer and Secretary

May 22, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cygne Designs, Inc. (the “Company”) on Form 10-K for the period ending February 1, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Bernard M. Manuel, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/S/ BERNARD M. MANUEL
Bernard M. Manuel Chairman and Chief Executive Officer May 22, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cygne Designs, Inc. (the “Company”) on Form 10-K for the period ending February 1, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roy E. Green, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/S/ ROY E. GREEN
Roy E. Green Senior Vice President—Chief Financial Officer May 22, 2003

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Bernard M. Manuel, certify that:

1.  I have reviewed this annual report of Form 10-K of Cygne Designs, Inc. for the period ending February 1, 2003.

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact under which such statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

May 22, 2003

By:	/S/ BERNARD M. MANUEL
Bernard M. Manuel Chairman and Chief Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Roy E. Green, certify that:

1.  I have reviewed this annual report of Form 10-K of Cygne Designs, Inc. for the period ending February 1, 2003.

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact under which such statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

May 22, 2003

By:	/S/ ROY E. GREEN
Roy E. Green Senior Vice President—Chief Financial Officer