Form 10-Q
period 2003-05-03
CYGNE DESIGNS INC
filed 2003-06-17
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-22102

CYGNE DESIGNS, INC.

Delaware (State or other jurisdiction of incorporation or organization)	04-2843286 (I.R.S. Employer Identification No.)

1410 Broadway, New York, New York (Address of principal executive offices)	10018 (Zip Code)

(212) 997-7767

(Registrant’s telephone number, including area code)

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 12,438,038 shares as of June 13, 2003.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).

Yes ☐    No ☒

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 3, 2003	February 1, 2003
	(Unaudited)	(Audited)
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,036	$2,610
Due from factor	1,684	2,194
Inventories	1,411	1,939
Marketable securities	68	160
Other receivables and prepaid expenses	750	884

Total current assets	7,949	7,787
Fixed assets, net	1,709	1,679
Other assets	334	352

Total assets	$9,992	$9,818

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$897	$945
Accrued expenses	883	716
Income taxes payable	736	733
Deferred income	70	70

Total current liabilities	2,586	2,464
Long-term liabilities
Deferred income	222	239
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 25,000,000 shares authorized: 12,438,038 shares issued and outstanding	124	124
Paid-in capital	120,918	120,918
Accumulated other comprehensive loss	(173)	(81)
Accumulated deficit	(113,685)	(113,846)

Total stockholders’ equity	7,184	7,115

Total liabilities and stockholders’ equity	$9,992	$9,818

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002
	(In thousands except per share amounts)
Net sales	$6,064	$5,207
Cost of goods sold	5,044	4,987

Gross profit	1,020	220
Selling, general, and administrative expenses	811	801

Income (loss) from continuing operations before interest and income taxes	209	(581)
Interest income	(4)	—
Interest expense	43	52

Income (loss) from continuing operations before income taxes	170	(633)
Provision (benefit) for income taxes	9	(4,792)

Income from continuing operations	161	4,159
(Loss) from discontinued operation, net	—	(1,905)

Net income	$161	$2,254

Income per share – basic and diluted from continuing operations	$0.01	$0.33
(Loss) per share-basic and diluted from discontinued operation	0.00	(0.15)

Net income per share-basic and diluted	$0.01	$0.18

Weighted average common shares outstanding:
Basic	12,438	12,438

Diluted	12,439	12,438

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
	Number of Shares	Amount	Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit)	Total
	(In thousands)
Balance at February 1, 2003	12,438	$124	$120,918	$(81)	$(113,846)	$7,115
Net income for the three months ended May 3, 2003	—	—	—	—	161	161
Unrealized loss on marketable securities, net of tax, for the three months ended May 3, 2003	—	—	—	(92)	—	(92)

Comprehensive income for the three months ended May 3, 2003	—	—	—	—	—	69

Balance at May 3, 2003	12,438	$124	$120,918	$(173)	$(113,685)	$7,184

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002
	(In thousands)
Operating activities
Net income	$161	$2,254
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	69	90
Write off and amortization of other intangibles	—	255
Settlement of income tax liability	—	(4,800)
Changes in operating assets and liabilities:
Restricted cash	—	146
Due from factor	510	3,574
Inventories	528	1,369
Other receivables and prepaid expenses	134	(67)
Other assets	1	—
Accounts payable	(48)	724
Accrued expenses	167	70
Income taxes payable	3	1

Net cash provided by operating activities	1,525	3,616

Investing activities
Purchase of fixed assets	(99)	(22)
Purchase of Jordanian business	—	(40)

Net cash (used in) investing activities	(99)	(62)

Financing activities
Short-term borrowings (repayments), net	—	(1,696)

Net cash (used in) financing activities	—	(1,696)

Net increase in cash and cash equivalents	1,426	1,858
Cash and cash equivalents at beginning of period	2,610	2,558

Cash and cash equivalents at end of period	$4,036	$4,416

Supplemental disclosures of cash flow activities:
Income taxes paid	$6	$7

Interest paid	$31	$160

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 3, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003. The balance sheet at February 1, 2003 has been derived from the audited financial statements at that date. The Company’s fiscal year ends on the Saturday nearest to January 31.

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

Reclassification

The discontinued operation for the three months ended May 4, 2002 has been reclassified to conform to the presentation for the year ended February 1, 2003 (See note 4).

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). This Statement rescinds the provisions of SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” In addition, this Statement amends SFAS No. 13, “Accounting for Leases,”(“SFAS 13”) to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Rescissions for SFAS 13 are effective for transactions entered into after May 15, 2002. The adoption of SFAS 145 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—Continued

Recent Accounting Pronouncements (continued)

In June 2002, the Financial Accounting Standards Board SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” changed the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred, rather than at the date of commitment to exit or disposal plan. The adoption of SFAS No. 146 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

In November 2002, the FASB issued FASB interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guarantee party. The initial recognition and initial measurement provisions of FIN 45 are effective for financial statements for periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to FIN 45. The adoption of FIN 45 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “ Accounting for Stock-Based Compensation” (“SFAS123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS 148 in its financial statements for the year ended February 1, 2003 and have adopted the interim disclosure provisions for its financial statements for the quarter ended May 3, 2003. The Company did not opt to change the fair value based method of accounting for stock-based compensation.

At May 3, 2003 the Company had two stock-based compensation plans. The Company accounts for the plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The only stock-based compensation cost reflected in net income are options granted with an exercise price less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—Continued

Recent Accounting Pronouncements (continued)

	Three Months Ended
	May 3, 2003	May 4, 2002
	(In thousands)
Net income, as reported	$161	$2,254
Deduct: stock-based employee compensation expense determined under fair value method, net of related tax effects	—	—

Pro forma net income	$161	$2,254
Net income per share:
Net income per share as reported— basic and diluted	$0.01	$0.18
Net income per share pro forma— basic and diluted	$0.01	$0.18

2. Earnings Per Share

The following is an analysis of the differences between basic and diluted net income per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Three Months Ended
	May 3, 2003	May 4, 2002
	(In thousands)
Weighted average common shares outstanding	12,438	12,438
Effect of dilutive securities: stock options	1	—

Weighted average common shares outstanding and common shares equivalents	12,439	12,438

3. Comprehensive Income

Comprehensive income is comprised of net income and unrealized loss on marketable securities, net of tax, for the three months ended May 3, 2003.

4. Acquisition and Disposition of Companies

On May 13, 2001, the Company acquired from Best Knits, L.L.C (“Best Knits”) the rights and obligation of all the customer purchase orders held by Best Knits and the trade name Best Knits (“Jordanian business”). Best Knits, located in Irbid, Jordan, was a manufacturer of private label women’s knit tops for sale to retailers located in the United States. The Company (i) assumed all outstanding vendor purchase orders issued by Best Knits directly related to the acquired customer purchase orders, (ii) purchased from Best Knits all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan with Best Knits for the eighteen month period starting May 1, 2001 for (a) its 66,000 square feet of manufacturing and office space, (b) its approximately 550 sewing machines, (c) its cutting and pressing equipment and (d) its office furniture and equipment, (iv) hired substantially all of its approximately 650 employees, and (v) agreed to purchase from Best Knits for $500,000 its trade name and customer relationships of which $200,000 was paid in

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—Continued

4. Acquisition and Disposition of Companies (continued)

cash at the closing and the remaining $300,000 was paid through the issuance of a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001.

Cygne has paid nine installments of $20,000, and since it does not anticipate making the remaining six installments, it has reversed its liability for these unpaid installments in the year ended February 1, 2003. In addition, Cygne has paid fourteen monthly rent payments of $44,000, and since it does not anticipate making the remaining six rent payments, it did not accrue any additional rent in the year ended February 1, 2003.

The Company accounted for this transaction as a purchase. The Jordanian business was sold in 2002 and the unamortized other intangible assets of $213,000 were written off in the first quarter of 2002. This write off has been included in the results of the discontinued operation.

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. A payment of $400,000 was received at the closing and the balance of $433,000 was due on April 30, 2003. This payment has not been received, however, Cygne’s management believes that this amount will be collected. In addition, Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, the Company recorded deferred income of $350,000 which it is amortizing to income over a five-year period.

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

The Company decided to sell the Jordanian business as a result of the political uncertainty in the region that adversely affected the profitability of the business.

The summary of the operating results of the discontinued operation is as follows:

Three Months Ended May 4, 2002
(In thousands)
Net sales	$1,892
Cost of goods sold	3,233

Gross (loss)	(1,341)
Selling, general and administrative	202
Write off and amortization of other intangibles	255
(Loss) from operations	(1,798)

Interest expense	107

Net (loss)	$(1,905)

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—Continued

4. Acquisition and Disposition of Companies (continued)

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

5. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

	May 3, 2003	February 1, 2003
	(In thousands)
Raw materials and Work-in-Process	$1,189	$1,939
Finished goods	222	—

	$1,411	$1,939

6. Credit Facilities

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement and a Factoring Agreement with GMAC Commercial Credit LLC (“GMAC “). The Agreements provided for a Revolving Facility of $8,000,000 (“Facility”), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bore a rate of interest of the lesser of (i) LIBOR (1.48% at December 31, 2002) plus 3% or (ii) the prime rate (4.25% at December 31, 2002) plus 0.5% and was secured by substantially all of the Company’s assets. In addition, the Facility was subject to various financial covenants. At May 4, 2002, the Company failed to achieve one of the required financial covenants and as a result, the Company was in default of the Agreement. The Agreement was cancelled on December 31, 2002 and GMAC forgave the default on that date.

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC Commercial Credit LLC (‘Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4.25% at May 3, 2003) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at May 3, 2003.

7. Litigation

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flow. See Note 8 for information regarding income tax audits.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—Continued

8. Income Tax

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

Tax Audits

In 2002, the U.S. Internal Revenue Service (the “IRS”) has concluded its audit of the U.S. Federal income tax returns filed by GJM (US) Inc., the Company’s 100% owned subsidiary, for its taxable years ending December 31, 1989 through October 7, 1994. The IRS and the Company have executed a settlement agreement stating that no tax payment is due. As a result of this settlement, the Company has reversed a tax accrual of $4,800,000 in the first quarter of 2002 in connection with this audit.

The Company is subject to other ongoing tax audits in several jurisdictions including Guatemala. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

9. Segment Information

Based on the criteria in SFAS No. 131, the Company operates in one segment of the apparel market – women’s career and casual apparel.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

Statements in this Report concerning the Company’s business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, a decline in demand for merchandise offered by the Company or changes and delays in customer delivery plans and schedules, significant regulatory changes, including increases in the rate of import duties or adverse changes in export quotas, dependence on a key customer, an adverse tax ruling, the collection of the amounts due from sale of the Jordanian business, risk of operations and suppliers in foreign countries, competition, and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended February 1, 2003. The Company assumes no obligation to update or revise any such forward-looking statements.

General

On May 13, 2001, the Company acquired from Best Knits, L.L.C (“Best Knits”) the rights and obligation of all the customer purchase orders held by Best Knits and the trade name Best Knits (“Jordanian business”). Best Knits, located in Irbid, Jordan, was a manufacturer of private label women’s knit tops for sale to retailers located in the United States. The Company (i) assumed all outstanding vendor purchase orders issued by Best Knits directly related to the acquired customer purchase orders, (ii) purchased from Best Knits all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan with Best Knits for the eighteen month period starting May 1, 2001 for (a) its 66,000 square feet of manufacturing and office space, (b) its approximately 550 sewing machines, (c) its cutting and pressing equipment and (d) its office furniture and equipment, (iv) hired substantially all of its approximately 650 employees, and (v) agreed to purchase from Best Knits for $500,000 its trade name and customer relationships of which $200,000 was paid in cash at the closing and the remaining $300,000 was paid through the issuance of a non-interest bearing note payable in fifteen monthly installments of $20,000 commencing August 1, 2001

Cygne has paid nine installments of $20,000, and since it does not anticipate making the remaining six installments, it has reversed its liability for these unpaid installments in the year ended February 1, 2003. In addition, Cygne has paid fourteen monthly rent payments of $44,000, and since it does not anticipate making the remaining six rent payments, it has not accrued any additional rent in the year ended February 1, 2003.

The Company accounted for this transaction as a purchase. The Jordanian business was sold in 2002 and the unamortized other intangible assets of $213,000 were written off in the first quarter of 2002. This write off has been included in the results of the discontinued operation.

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. A payment of $400,000 was received at the closing and the balance of $433,000 was due on April 30, 2003.This payment has not been received, however, Cygne’s management believes that this amount will be collected. In addition, Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, the Company recorded deferred income of $350,000 which it is amortizing to income over a five-year period.

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

The Company historically has been dependent on one or more key customers. A significant portion of the Company’s sales has been and is expected to continue to be to Lerner New York (“Lerner”), formerly a division of Limited Brands. In November 2002 Limited Brands sold Lerner to an investor team led by Richard P. Crystal and Bear Stearns Merchant Banking. Mr. Crystal remains in his position as President and Chief Executive Officer of Lerner.

For the first quarter of 2003, sales to Lerner accounted for 91% of Cygne’s net sales for continuing operations. For the first quarter of 2002, sales to Lerner and Dillard’s accounted for 75% and 19% respectively, of the Company’s net sales for continuing operations. Although Cygne has a long-established relationship with Lerner, its key customer, Cygne does not have long-term contracts with Lerner. The Company’s future success will be dependent upon its ability to attract new customers and to maintain its relationship with Lerner.

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

Critical Accounting Policies

Several of the Company’s accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on the results of operations and financial position include the Company’s estimate of the collectibility of its trade accounts receivable, the recovery value of its inventory and the collection of the amounts due in connection with the sale of the Jordanian business. For accounts receivable, the Company estimates the net collectibility, considering both historical and anticipated deductions taken by customers. For inventory, the Company values its inventory of seconds and of excess production at the recovery value expected to be realized through sale in off-price channels. For amounts due in connection with the sale of the Jordanian business, the Company estimates the amount it anticipates to collect based on its knowledge and the advise of its Jordanian consultants. If the Company incorrectly anticipates these trends or unexpected events occur, the results of operations could be materially affected.

The preparation of our financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of Operations

The following table is derived from the Company’s consolidated statements of operations for the three months ended May 3, 2003 and May 4, 2002 and expresses for the periods certain data as a percentage of net sales:

	Three Months Ended
Continuing Operations	May 3, 2003	May 4, 2002
Net sales	100.0%	100.0%

Gross profit	16.8	4.2
Selling, general, and administrative expenses	13.4	15.4

Income (loss) from continuing operations before interest and income taxes	3.4	(11.2)
Interest expense, net	0.6	1.0
Provision (benefit) for income taxes	0.1	(92.0)

Income from continuing operations	2.7%	79.8%

Three months ended May 3, 2003 (first quarter of 2003) compared to three months ended May 4, 2002 (first quarter of 2002)

Net Sales

Net sales for the first quarter of 2003 were $6,064,000, an increase of $857,000, or 16.5%, from $5,207,000 in the first quarter of 2002.

The increase in sales resulted from increased sales to Lerner of $1,661,000, sales to Jordache Enterprises, a new customer, of $518,000 offset by a decrease in sales of $1,322,0000 primarily to Dillard’s. The increase in sales to Lerner was the result of the number and size of the programs that Lerner purchased from Cygne. The elimination of the sales to Dillard’s was caused by Dillard’s discontinuing the product category that it was purchasing from Cygne in April 2002.

Lerner accounted for 91% of Cygne’s net sales for the first quarter of 2003 as compared to 75% of the net sales in the comparable period in 2002.

Gross Profit

The gross profit for the first quarter of 2003 was $1,020,000, an increase of $800,000 from the gross profit of $220,000 for the comparable period in 2002. The increase in gross profit was attributable to the increase in sales and to the increase in gross margin in the first quarter of 2003 as compared to the first quarter of 2002.

The gross margin for the first quarter of 2003 was 16.8% compared to 4.2% for the first quarter of 2002. The increase in gross margin was attributable to a more favorable product mix in 2003 compared to 2002 and the reduction of the 2002 unabsorbed overhead at the Company’s Guatemala facility.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the first quarter of 2003 were $811,000, an increase of $10,000 from $801,000 in the comparable period in 2002. The increases in expense in 2003 were primarily travel and sales commissions offset by a reduction in personnel and professional fees.

Interest

Interest expense for the first quarter of 2003 was $43,000, a decrease of $9,000 from $52,000 from the comparable period in 2002. The interest expense was incurred in connection with the Company’s factoring agreement with GMAC Commercial Credit. The decrease in interest in 2003 compared to 2002 was related to the decrease in letters of credit activity.

Provision (Benefit) for Income Taxes

The provision for income taxes for the first quarter of 2003 for minimum state income and foreign taxes was $9,000 as compared to $8,000 in the first quarter of 2002. The provision in the first quarter of 2002 was offset by a reversal of $4,800,000 of a prior year tax provision leaving a net benefit for 2002 of $4,792,000.

In March 2002, the U.S. Internal Revenue Service (the “IRS”) concluded its audit of the U.S. Federal income tax returns filed by GJM (US) Inc., the Company’s 100% owned subsidiary, for its taxable years ending December 31, 1989 through October 7, 1994. The IRS and the Company executed a settlement agreement stating that no tax payment is due. As a result of this settlement, the Company has reversed a tax accrual of $4,800,000 established in connection with this audit.

Discontinued Operation

The sale of the Jordanian business in 2002 and its related operating results have been excluded from the results from continuing operations and are classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

Liquidity and Capital Resources

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement and a Factoring Agreement with GMAC Commercial Credit LLC (“GMAC “). The Agreements provided for a Revolving Facility of $8,000,000 (“Facility”), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bore a rate of interest of the lesser of (i) LIBOR (1.48% at December 31, 2002) plus 3% or (ii) the prime rate (4.25% at December 31, 2002) plus 0.5% and was secured by substantially all of the Company’s assets. In addition, the Facility was subject to various financial covenants. At May 4, 2002, the Company failed to achieve one of the required financial covenants and as a result, the Company was in default of the Agreement. The Agreement was cancelled on December 31, 2002 and GMAC forgave the default on that date.

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC (‘Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4.25% at May 3, 2003) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at May 3, 2003.

Net cash provided by operating activities for the first quarter of 2003 was $1,525,000 compared to net cash provided in the first quarter of 2002 of $3,616,000 for a decrease in cash provided in 2003 as compared to 2002 of $2,091,000. Net cash provided by operating activities in 2002 from the discontinued operation was $1,309,000. Net cash provided by operating activities in 2002 from continuing operations of $2,307,000 was comprised of a reduction in due from factor of $1,417,000 and in inventories of $1,158,000 offset by the use of funds of $268,000 which primarily represents the loss from continuing operations. Net cash provided by operating activities in 2003 from continuing operations of $1,525,000 was comprised of a reduction in due from factor of $510,000, in inventories of $528,000 and in other assets of $134,000 and an increase in income from operations of $230,000 and an increase in liabilities of $123,000.

Cash used in investing activities in 2003 was $99,000 (all for the purchases of fixed assets) compared to cash used in 2002 of $62,000. In 2002, the cash used was for the purchases of fixed assets of $22,000 and the purchase of the discontinued operation of $40,000. There was no cash used in financing activities in 2003 as compared to cash used in 2002 for the discontinued operation of $1,696,000. The cash used in 2002 was for the repayment of the discontinued operation working capital bank loan. At May 3, 2003 and February 1, 2003, working capital was $5,363,000 and $5,323,000 respectively.

The Company’s financial performance for the next twelve months will depend on a variety of factors, including the amount of sales to Lerner and the successful collection of the $433,000 outstanding receivables from the sale of the Jordanian business. If the Company has significant operating losses or if its ability to borrow under its credit facilities is limited or terminated, the Company will face severe liquidity pressures which would adversely affect the Company’s financial condition and results of operations and cash flows. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

Contractual Obligations and Commercial Commitments

At May 3, 2003, the Company is the lessee under one operating lease through June 30, 2004. Future minimum payments under the operating lease for the twelve months ended May 3, 2004 and May 3, 2005 are $266,000 and $44,000, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe it has a material exposure to market risk. The Company’s earnings may be affected by changes in short-term interest rates as a result of borrowings under it credit facility. At the Company’s current borrowing levels; a two percent increase in interest rates affecting the Company’s credit facility would not have a material effect on the Company’s year-to-date and projected 2003 net income.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the

Company’s consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

See Exhibit Index

b.	Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 17, 2003	By: /s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

June 17, 2003	By: /s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Bernard M. Manuel, certify that:

1.	I have reviewed this quarterly report of Form 10-Q of Cygne Designs, Inc. for the period ending May 3, 2003.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a fact or omit to state a material fact under which such statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

June 17, 2003	By: /s/ Bernard M. Manuel
Bernard M. Manuel Chairman and Chief Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Roy E. Green, certify that:

1.	I have reviewed this quarterly report of Form 10-Q of Cygne Designs, Inc. for the period ending May 3, 2003.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a fact or omit to state a material fact under which such statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

June 17, 2003	By: /s/ Roy E. Green
Roy E. Green Senior Vice President-Chief Financial Officer

Exhibit Index

99.1 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to
Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.