Form 10-Q
period 2003-08-02
CYGNE DESIGNS INC
filed 2003-09-16
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

or

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

Common Stock, $0.01 par value, 12,438,038 shares as of September 9, 2003.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).  Yes  ☐  No  ☒

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

	August 2, 2003	February 1, 2003
	(Unaudited)	(Audited)
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,325	$2,610
Due from factor	2,939	2,194
Inventories	2,011	1,939
Marketable securities	157	160
Other receivables and prepaid expenses	764	884

Total current assets	8,196	7,787
Fixed assets, net	1,713	1,679
Other assets	317	352

Total assets	$10,226	$9,818

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,086	$945
Accrued expenses	759	716
Income taxes payable	739	733
Deferred income	70	70

Total current liabilities	2,654	2,464
Long-term liabilities
Deferred income	204	239
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 25,000,000 shares authorized: 12,438,038 shares issued and outstanding	124	124
Paid-in capital	120,918	120,918
Accumulated other comprehensive loss	(84)	(81)
Accumulated deficit	(113,590)	(113,846)

Total stockholders’ equity	7,368	7,115

Total liabilities and stockholders’ equity	$10,226	$9,818

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(In thousands except per share amounts)
Net sales	$5,789	$6,212	$11,853	$11,419
Cost of goods sold	4,874	5,258	9,918	10,245

Gross profit	915	954	1,935	1,174
Selling, general, and administrative expenses	778	717	1,589	1,518

Income (loss) from continuing operations before interest and income taxes	137	237	346	(344)
Interest income	(5)	(13)	(9)	(12)
Interest expense	40	58	83	109

Income (loss) from continuing operations before income taxes	102	192	272	(441)
Provision (benefit) for income taxes	7	8	16	(4,784)

Income from continuing operations	95	184	256	4,343
(Loss) from discontinued operation, net	—	(391)	—	(2,296)

Net income (loss)	$95	$(207)	$256	$2,047

Income per share – basic and diluted from continuing operations	$0.01	$0.01	$0.02	$0.35
(Loss) per share-basic and diluted from discontinued operation	0.00	(0.03)	0.00	(0.19)

Net income (loss) per share-basic and diluted	$0.01	$(0.02)	$0.02	$0.16

Weighted average common shares outstanding:
Basic	12,438	12,438	12,438	12,438

Diluted	12,440	12,438	12,440	12,438

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock
	Number of Shares	Amount	Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit)	Total
Balance at February 1, 2003	12,438	$124	$120,918	$(81)	$(113,846)	$7,115
Net income for the six months ended August 2, 2003	—	—	—	—	256	256
Unrealized loss on marketable securities, net of tax, for the six months ended August 2, 2003	—	—	—	(3)	—	(3)

Comprehensive income for the six months ended August 2, 2003	—	—	—	—	—	253

Balance at August 2, 2003	12,438	$124	$120,918	$(84)	$(113,590)	$7,368

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	August 2, 2003	August 3, 2002
	(In thousands)
Operating activities
Net income	$256	$2,047
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	140	198
Write off and amortization of other intangibles	—	255
Settlement of income tax liability	—	(4,800)
Gain on sale of business	—	(400)
Changes in operating assets and liabilities:
Restricted cash	—	146
Due from factor	(745)	2,534
Inventories	(72)	1,306
Other receivables and prepaid expenses	120	443
Accounts payable	141	187
Accrued expenses	43	64
Income taxes payable	6	6

Net cash (used in) provided by operating activities	(111)	1,986

Investing activities
Purchase of fixed assets	(174)	(18)
Purchase of Jordanian business	—	(40)
Proceeds from sale of Jordanian business	—	400

Net cash (used in) provided by investing activities	(174)	342

Financing activities
Short-term borrowings (repayments), net	—	(1,863)

Net cash (used in) financing activities	—	(1,863)

Net (decrease) increase in cash and cash equivalents	(285)	465
Cash and cash equivalents at beginning of period	2,610	2,558

Cash and cash equivalents at end of period	$2,325	$3,023

Supplemental disclosures of cash flow activities:
Income taxes paid	$10	$10

Interest paid	$59	$262

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 2, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003. The balance sheet at February 1, 2003 has been derived from the audited financial statements at that date. The Company’s fiscal year ends on the Saturday nearest to January 31.

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

Reclassification

The discontinued operation for the three and six months ended August 3, 2002 has been reclassified to conform to the presentation for the year ended February 1, 2003 (See note 4).

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock–Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “ Accounting for Stock-Based Compensation” (“SFAS123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS 148 in its financial statements for the year ended February 1, 2003 and have adopted the interim disclosure provisions for its financial statements for the six months ended August 2, 2003. The Company did not opt to change the fair value based method of accounting for stock-based compensation.

At August 2, 2003 the Company had two stock–based compensation plans. The Company accounts for the plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The only stock-based compensation cost reflected in net income are options granted with an exercise price less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—Continued

Recent Accounting Pronouncements (continued)

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(In thousands except per share amounts)
Net income (loss), as reported	$95	$(207)	$256	$2,047
Deduct: stock-based employee compensation expense determined under fair value method, net of related tax effects	—	—	—	—

Pro forma net income (loss)	$95	$(207)	$256	$2,047
Net income per share:
Net income (loss) per share as reported-basic and diluted	$0.01	$(0.02)	$0.02	$0.16
Net income (loss) per share pro forma-basic and diluted	$0.01	$(0.02)	$0.02	$0.16

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments with Characteristics of both Liabilities and Equity.” This statement amends and clarifies accounting for derivatives instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The adoption of SFAS No. 149 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—Continued

2. Earnings Per Share

The following is an analysis of the differences between basic and diluted net income per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(In thousands)
Weighted average common shares outstanding	12,438	12,438	12,438	12,438
Effect of dilutive securities: stock options	2	—	2	—

Weighted average common shares outstanding and common shares equivalents	12,440	12,438	12,440	12,438

3. Comprehensive Income

Comprehensive income is comprised of net income and unrealized loss on marketable securities, net of tax, for the six months ended August 2, 2003.

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

The summary of the operating results of the discontinued operation is as follows:

	Three Months Ended August 3, 2002	Six Months Ended August 3, 2002
	(In thousands)
Net sales	$706	$2,598
Cost of goods sold	1,352	4,585

Gross (loss)	(646)	(1,987)
Selling, general and administrative expenses	97	299
Write off and amortization of other intangibles	—	255
(Gain) on sale of business	(400)	(400)

(Loss) from operations	(343)	(2,141)
Interest expense	48	155

Net (loss)	$(391)	$(2,296)

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

2002 that no additional borrowings or letters of credit would be permitted and that the facility would be terminated as soon as the balances outstanding were repaid. All outstanding balances were repaid and the facility was closed in July 2002.

5. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

	August 2, 2003	February 1, 2003
	(In thousands)
Raw materials and Work-in-Process	$2,011	$1,939

6. Credit Facilities

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement and a Factoring Agreement with GMAC Commercial Credit LLC (“GMAC”). The Agreements provided for a Revolving Facility of $8,000,000 (“Facility”), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bore a rate of interest of the lesser of (i) LIBOR (1.48% at December 31, 2002) plus 3% or (ii) the prime rate (4.25% at December 31, 2002) plus 0.5% and was secured bysubstantially all of the Company’s assets. In addition, the Facility was subject to various financial covenants. At May 4, 2002, the Company failed to achieve one of the required financial covenants and as a result, the Company was in default of the Agreement. The Agreement was cancelled on December 31, 2002 and GMAC forgave the default on that date.

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC Commercial Credit LLC (‘Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4% at August 2, 2003) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at August 2, 2003.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—Continued

8. Income Tax

As of February 1, 2003, based upon tax returns filed, the Company reported a net operating loss carry forward for U.S. Federal income tax purposes of approximately $108,000,000. If unused, these loss carry forwards will expire in the Company’s taxable years ending in 2005 through 2023. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company’s stock, the Company’s loss carry forwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated.

As of February 1, 2003, based upon tax returns filed, the Company reported net operating loss carry forwards for New York State and City tax purposes (on a separate company basis) of approximately $69,000,000. If unused, these loss carry forwards will expire in the Company’s taxable years ending in 2005 through 2023.

Tax Audits

In 2002, the U.S. Internal Revenue Service (the “IRS”) concluded its audit of the U.S. Federal income tax returns filed by GJM (US) Inc., the Company’s 100% owned subsidiary, for its taxable years ending December 31, 1989 through October 7, 1994. The IRS and the Company executed a settlement agreement stating that no tax payment is due. As a result of this settlement, the Company reversed its tax accrual of $4,800,000 in the first quarter of 2002 in connection with this audit.

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

For the second quarter of 2003, sales to Lerner and Jordache Enterprises accounted for 88% and 12% respectively, of Cygne’s net sales for continuing operations. For the second quarter of 2002, sales to Lerner accounted for 99% of Cygne’s net sales for continuing operations. For the first six months of 2003, sales to Lerner and Jordache Enterprises accounted for 90% and 10% respectively, of Cygne’s net sales for continuing operations. For the first six months of 2002, sales to Lerner accounted for 88% of the Company’s net sales for continuing operations. Although Cygne has a long-established relationship with Lerner, its key customer, Cygne does not have long-term contracts with Lerner. The Company’s future success will be dependent upon its ability to attract new customers and to maintain its relationship with Lerner.

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

Critical Accounting Policies

Several of the Company’s accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on the results of operations and financial position include the Company’s estimate of the collectibility of its trade accounts receivable, the recovery value of its inventory and the collection of the amounts due in connection with the sale of the Jordanian business. For accounts receivable, the Company estimates the net collectibility, considering both historical and anticipated deductions taken by customers. For inventory, the Company values its inventory of seconds and of excess production at the recovery value expected to be realized through sale in off-price channels. For amounts due in connection with the sale of the Jordanian business, the Company estimates the amount it anticipates to collect based on its knowledge and the advice of its Jordanian consultants. If the Company incorrectly anticipates these trends or unexpected events occur, the results of operations could be materially affected.

The preparation of our financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of Operations

The following table is derived from the Company’s consolidated statements of operations for the three and six months ended August 2, 2003 and August 3, 2002 and expresses for the periods certain data as a percentage of net sales:

	Three Months Ended		Six Months Ended
Continuing Operations	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	15.8	15.3	16.3	10.3
Selling, general, and administrative expenses	13.4	11.5	13.4	13.3

Income (loss) from continuing operations before interest and income taxes	2.4	3.8	2.9	(3.0)
Interest expense, net	0.7	0.7	0.7	0.8
Provision (benefit) for income taxes	0.1	0.1	0.1	(41.8)

Income from continuing operations	1.6%	3.0%	2.1%	38.0%

Three months (second quarter of 2003) and six months ended August 2, 2003 (first half of 2003) compared to three months (second quarter of 2002) and six months ended August 3, 2002 (first half of 2002)

Net Sales

Net sales for the second quarter of 2003 were $5,789,000, a decrease of $423,000, or 6.8%, from $6,212,000 in the second quarter of 2002. Net sales for the first half of 2003 were $11,853,000, an increase of $434,000, or 3.8%, from $11,419,000 in the first half of 2002.

The decrease in sales in the second quarter of 2003 compared to the second quarter of 2002 resulted primarily from a decrease in sales to Lerner of $1,085,000 offset by an increase in sales to Jordache Enterprises of $677,000. The decrease in sales to Lerner for the second quarter of 2003 compared to the second quarter of 2002 was the result of the number and size of the programs that Lerner purchased from Cygne. Jordache Enterprises is a new customer starting in 2003

The increase in sales in the first half of 2003 compared to the first half of 2002 resulted from an increase in sales to Lerner and Jordache Enterprises of $571,000 and $1,200,000 respectively offset by a decrease in sales to Dillard’s and all other of $1,019,000 and $318,000 respectively. The increase in sales to Lerner for the first half of 2003 compared to the first half of 2002 was the result of the number and size of the programs that Lerner purchased from Cygne. Jordache Enterprises is a new customer starting in 2003. The elimination of the sales to Dillard’s was caused by Dillard’s discontinuing the product category that it was purchasing from Cygne in April 2002.

Lerner accounted for 88% of Cygne’s net sales for the second quarter of 2003 as compared to 99% of the net sales in the comparable period in 2002. For the first half of 2003, Lerner accounted for 90% of Cygne’s net sales as compared to 88% of the net sales in the comparable period of 2002.

Gross Profit

The gross profit for the second quarter of 2003 was $915,000, a decrease of $39,000 from the gross profit of $954,000 for the comparable period in 2002. The gross profit for the first half of 2003 was $1,935,000, an increase of $761,000 from the gross profit of $1,174,000 for the comparable period in 2002.

The decrease in gross profit for the second quarter of 2003 compared to the second quarter of 2002 was attributable to a decrease in sales in the second quarter of 2003 as compared to the prior period offset by an increase in gross margin in the second quarter of 2003 as compared to the prior period.

The increase in gross profit for the first half of 2003 compared to the first half of 2002 was attributable to the increase in sales and to the increase in gross margin in the first half of 2003 as compared to the first half of 2002.

The gross margin for the second quarter of 2003 was 15.8% compared to 15.3% for the second quarter of 2002. The gross margin for the first half of 2003 was 16.3% compared to 10.3% for the first half of 2002. The increase in gross margin was attributable to a more favorable product mix in 2003 compared to 2002 and the reduction of the 2002 unabsorbed overhead at the Company’s Guatemala facility.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the second quarter of 2003 were $778,000, an increase of $61,000 or 8.5% from $717,000 in the comparable period in 2002. The expenses for the first half of 2003 were $1,589,000, an increase of $71,000 or 4.7% from $1,518,000 in the comparable period in 2002. The increases in expense in 2003 were primarily the establishment of a sales and merchandising team for the new customer, Jordache, offset by a reduction in professional fees and insurance expense.

Interest

Interest expense for the second quarter of 2003 was $40,000, a decrease of $18,000 from $58,000 from the comparable period in 2002. Interest expense for the first half of 2003 was $83,000, a decrease of $26,000 from $109,000 from the comparable period in 2002. The interest expense was incurred in connection with the Company’s factoring agreement with GMAC Commercial Credit. The decrease in interest in 2003 compared to 2002 was related to the decrease in factor fees.

Provision (Benefit) for Income Taxes

The provision for income taxes for the second quarter of 2003 for minimum state income and foreign taxes was $7,000 as compared to $8,000 in the second quarter of 2002. The provision for minimum state income and foreign income taxes for the first half of 2003 was $16,000 the same as the first half of 2002. The provision in the first half of 2002 was offset by a reversal of $4,800,000 of a prior year tax provision leaving a net benefit for 2002 of $4,784,000.

In March 2002, the U.S. Internal Revenue Service (the “IRS”) concluded its audit of the U.S. Federal income tax returns filed by GJM (US) Inc., the Company’s 100% owned subsidiary, for its taxable years ending December 31, 1989 through October 7, 1994. The IRS and the Company executed a settlement agreement stating that no tax payment is due. As a result of this settlement, the Company in 2002 reversed its tax accrual of $4,800,000 established in connection with this audit.

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

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC (‘Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4% at August 2, 2003) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at August 2, 2003.

Net cash used by operating activities for the first half of 2003 was $111,000 compared to net cash provided in the first half of 2002 of $1,986,000.

Net cash used by operating activities in 2003 from continuing operations of $111,000 was comprised of funds provided by a decrease of other receivables and prepaid expenses by $120,000, an increase in liabilities by $190,000 and income from operations before depreciation of $396,000 offset by the use of funds to increase inventories by $745,000 and due from factor by $72,000.

Net cash provided by operating activities in 2002 from the discontinued operation was $1,222,000. Net cash provided by operating activities in 2002 from continuing operations of $764,000 was comprised of funds provided by a reduction in inventories of $1,399,000 and an increase in liabilities by $681,000 offset by the use of funds to increase due from factor by $833,000 and to increase other assets by $91,000 and loss from continuing operations before depreciation and tax benefit of $392,000.

Cash used in investing activities in 2003 was $174,000 for the purchases of fixed assets compared to cash provided in 2002 of $342,000.

In 2002, the cash provided was from the proceeds from the sale of the discontinued operation of $400,000 offset by the use of cash to purchase fixed assets of $18,000 for the discontinued operation and for the installment payment of $40,000 in connection with the original purchase of the discontinued operation.

There was no cash used in financing activities in 2003 as compared to cash used in 2002 for the discontinued operation of $1,863,000. The cash used in the financing activities in 2002 was for the repayment of the discontinued operation working capital bank loan.

At August 2, 2003 and February 1, 2003, working capital was $5,542,000 and $5,323,000 respectively.

The Company’s financial performance for the next twelve months will depend on a variety of factors, including the amount of sales to Lerner and the successful collection of the $433,000 outstanding receivables from the sale of the Jordanian business. If the Company has significant operating losses or if its ability to borrow under its credit facilities is limited or terminated, the Company will face severe liquidity pressures which would adversely affect the Company’s financial condition and results of operations and cash flows. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations

Contractual Obligations and Commercial Commitments

At August 2, 2003, the Company is the lessee under one operating lease through June 30, 2004. Future minimum payments for the eleven months remaining under the operating lease are $244,000.

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

Part II. OTHER INFORMATION

Item 1. Legal proceedings

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

See Exhibit Index

b. Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 16, 2003	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board
and Chief Executive Officer

September 16, 2003	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President,
Chief Financial Officer and Treasurer and Secretary

Exhibit Index

32.1 * Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.