Form 10-Q
period 2003-11-01
CYGNE DESIGNS INC
filed 2003-12-16
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-22102

CYGNE DESIGNS, INC.

Delaware	04-2843286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1410 Broadway, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $0.01 par value, 12,438,038 shares as of December 9, 2003.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).

Yes ☐    No ☒

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

	November 1, 2003	February 1, 2003
	(Unaudited)	(Audited)
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,826	$2,610
Due from factor	3,621	2,194
Inventories	1,961	1,939
Marketable securities	172	160
Other receivables and prepaid expenses	727	884

Total current assets	9,307	7,787
Fixed assets, net	1,664	1,679
Other assets	300	352

Total assets	$11,271	$9,818

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,606	$945
Accrued expenses	1,177	716
Income taxes payable	743	733
Deferred income	70	70

Total current liabilities	3,596	2,464
Long-term liabilities
Deferred income	186	239

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 25,000,000 shares authorized: 12,438,038 shares issued and outstanding	124	124
Paid-in capital	120,918	120,918
Accumulated other comprehensive loss	(69)	(81)
Accumulated deficit	(113,484)	(113,846)

Total stockholders’ equity	7,489	7,115

Total liabilities and stockholders’ equity	$11,271	$9,818

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(In thousands, except per share amounts)

Net sales	$9,117	$5,366	$20,970	$16,785
Cost of goods sold	7,956	4,701	17,874	14,946

Gross profit	1,161	665	3,096	1,839
Selling, general, and administrative expenses	919	823	2,508	2,341

Income (loss) from continuing operations before interest and income taxes	242	(158)	588	(502)
Interest income	(3)	(10)	(12)	(22)
Interest expense	59	50	142	159

Income (loss) from continuing operations before income taxes	186	(198)	458	(639)
Provision (benefit) for income taxes	8	8	24	(4,776)

Income (loss) from continuing operations	178	(206)	434	4,137
(Loss) from discontinued operation, net	(72)	—	(72)	(2,296)

Net income (loss)	$106	$(206)	$362	$1,841

Income (loss) per share – basic and diluted from continuing operations	$0.02	$(0.02)	$0.04	$0.33
(Loss) per share-basic and diluted from discontinued operation	(0.01)	(0.00)	(0.01)	(0.18)

Net income (loss) per share-basic and diluted	$0.01	$(0.02)	$0.03	$0.15

Weighted average common shares outstanding:
Basic	12,438	12,438	12,438	12,438

Diluted	12,440	12,438	12,441	12,438

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands)

	Number of Common Shares	Common Shares Amount	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Total
Balance at February 1, 2003	12,438	$124	$120,918	$(81)	$(113,846)	$7,115
Net income for the nine months ended November 1, 2003	—	—	—	—	362	362
Unrealized gain on marketable securities, net of tax, for the nine months ended November 1, 2003	—	—	—	12	—	12

Comprehensive income for the nine months ended November 1, 2003	—	—	—	—	—	374

Balance at November 1, 2003	12,438	$124	$120,918	$(69)	$(113,484)	$7,489

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	November 1, 2003	November 2, 2002
	(In thousands)
Operating activities
Net income	$362	$1,841
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	211	290
Write off and amortization of other intangibles	—	255
Settlement of income tax liability	—	(4,800)
Gain on sale of business	—	(400)
Changes in operating assets and liabilities:
Restricted cash	—	146
Due from factor	(1,427)	3,027
Inventories	(22)	280
Other receivables and prepaid expenses	157	508
Other assets	(1)	—
Accounts payable	661	525
Accrued expenses	461	(23)
Income taxes payable	10	(48)

Net cash provided by operating activities	412	1,601

Investing activities
Purchase of fixed assets	(196)	(43)
Purchase of Jordanian business	—	(40)
Proceeds from sale of Jordanian business	—	400

Net cash (used in) provided by investing activities	(196)	317

Financing activities
Short-term borrowings (repayments), net	—	(1,863)

Net cash (used in) financing activities	—	(1,863)

Net increase in cash and cash equivalents	216	55
Cash and cash equivalents at beginning of period	2,610	2,558

Cash and cash equivalents at end of period	$2,826	$2,613

Supplemental disclosures of cash flow activities:
Income taxes paid	$13	$18

Interest paid	$108	$312

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 1, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003. The balance sheet at February 1, 2003 has been derived from the audited financial statements at that date. The Company’s fiscal year ends on the Saturday nearest to January 31.

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

Reclassification

The discontinued operation for the nine months ended November 1, 2002 has been reclassified to conform to the presentation for the year ended February 1, 2003 (See Note 4).

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock–Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “ Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS 148 in its financial statements for the year ended February 1, 2003 and have adopted the interim disclosure provisions for its financial statements for the nine months ended November 1, 2003. The Company did not opt to change the fair value based method of accounting for stock-based compensation.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) - Continued

Recent Accounting Pronouncements (continued)

At November 1, 2003 the Company had two stock–based compensation plans. The Company accounts for the plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The only stock-based compensation cost reflected in net income are options granted with an exercise price less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(In thousands, except per share amounts)
Net income (loss), as reported	$106	$(206)	$362	$1,841
Deduct: stock-based employee compensation expense determined under fair value method, net of related tax effects	—	—	—	—

Pro forma net income (loss)	$106	$(206)	$362	$1,841
Net income (loss) per share:
Net income (loss) per share as reported- basic and diluted	$0.01	$(0.02)	$0.03	$0.15
Net income (loss) per share pro-forma- basic and diluted	$0.01	$(0.02)	$0.03	$0.15

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivatives instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The adoption of SFAS No. 149 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) - Continued

2. Earnings Per Share

The following is an analysis of the differences between basic and diluted outstanding shares in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(In thousands)
Weighted average common shares outstanding	12,438	12,438	12,438	12,438
Effect of dilutive securities: Stock Options	2	—	3	—

Weighted average common shares outstanding and common shares equivalents	12,440	12,438	12,441	12,438

3. Comprehensive Income

Comprehensive income is comprised of net income and unrealized gain on marketable securities, net of tax, for the nine months ended November 1, 2003.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) - Continued

4. Acquisition and Disposition of Companies (continued)

The Company accounted for this transaction as a purchase. The Jordanian business was sold in 2002 and the unamortized other intangible assets of $213,000 were written off in the first quarter of 2002. This write off has been included in the results of the discontinued operation.

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. Cygne’s management believes that the arbitrators will decide that Cygne should be paid its claim in full.

In addition, Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, the Company recorded in 2002 deferred income of $350,000, which it is amortizing to income over a five-year period.

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

The summary of the operating results of the discontinued operation is as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(In thousands)
Net sales	—	—	—	$2,598
Cost of goods sold	—	—	—	4,585

Gross (loss)	—	—	—	(1,987)
Selling, general and administrative expenses	$72	—	$72	299
Write off and amortization of other intangibles	—	—	—	255
(Gain) on sale of business	—	—	—	(400)

(Loss) from operations	(72)	—	(72)	(2,141)
Interest expense	—	—	—	155

Net (loss)	$(72)	—	$(72)	$(2,296)

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

5. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

	November 1, 2003	February 1, 2003
	(In thousands)
Raw materials and Work-in-Process	$1,961	$1,939

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

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC Commercial Credit LLC (‘Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4% at November 1, 2003) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at November 1, 2003. The Company did not have any borrowings during the nine months of 2003.

7. Litigation

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) - Continued

7. Litigation (continued)

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. Cygne’s management believes that the arbitrators will decide that Cygne should be paid its claim in full. See Note 4 for additional information.

The Company is involved in other various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

Statements in this Report concerning the Company’s business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, a decline in demand for merchandise offered by the Company or changes and delays in customer delivery plans and schedules, significant regulatory changes, including increases in the rate of import duties or adverse changes in export quotas, dependence on a key customer, an adverse tax ruling, the collection of the amount due from sale of the Jordanian business, risk of operations and suppliers in foreign countries, competition, and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended February 1, 2003. The Company assumes no obligation to update or revise any such forward-looking statements.

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

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. Cygne’s management believes that the arbitrators will decide that Cygne should be paid its claim in full.

In addition, Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, the Company recorded in 2002 deferred income of $350,000, which it is amortizing to income over a five-year period.

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

The Company historically has been dependent on one or more key customers. A significant portion of the Company’s sales has been and is expected to continue to be to Lerner New York (“Lerner”), formerly a division of Limited Brands. In November 2002 Limited Brands sold Lerner to an investor team led by Richard P. Crystal and Bear Stearns Merchant Banking. Mr. Crystal remained in his position as President and Chief Executive Officer of Lerner.

For the third quarter of 2003, sales to Lerner and Jordache Enterprises accounted for 93% and 5% respectively, of Cygne’s net sales for continuing operations. For the third quarter of 2002, sales to Lerner accounted for 100% of Cygne’s net sales for continuing operations. For the first nine months of 2003, sales to Lerner and Jordache Enterprises accounted for 91% and 8% respectively, of Cygne’s net sales for continuing operations. For the first nine months of 2002, sales to Lerner accounted for 92% of the Company’s net sales for continuing operations. Although Cygne has a long-established relationship with Lerner, its key customer, Cygne does not have long-term contracts with Lerner. The Company’s future success will be dependent upon its ability to attract new customers and to maintain its relationship with Lerner.

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

Results of Operations

The following table is derived from the Company’s consolidated statements of operations for the three and nine months ended November 1, 2003 and November 2, 2002 and expresses for the periods certain data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
Continuing Operations	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	12.7	12.4	14.8	11.0
Selling, general, and administrative expenses	10.1	15.3	12.0	14.0

Income (loss) from continuing operations before interest and income taxes	2.6	(2.9)	2.8	(3.0)
Interest expense, net	0.6	0.7	0.6	0.8
Provision (benefit) for income taxes	0.1	0.2	0.1	(28.5)

Income from continuing operations	1.9%	(3.8)%	2.1%	24.7%

Three months (third quarter of 2003) and nine months ended November 1, 2003 compared to three months (third quarter of 2002) and nine months ended November 2, 2002

Net Sales

Net sales for the third quarter of 2003 were $9,117,000, an increase of $3,751,000, or 69.9%, from sales of $5,366,000 for the third quarter of 2002. Net sales for the nine months of 2003 were $20,970,000, an increase of $4,185,000, or 24.9%, from sales of $16,785,000 for the nine months of 2002.

The increase in sales in the third quarter of 2003 compared to the third quarter of 2002 resulted from an increase in sales to Lerner of $3,149,000, sales to Jordache Enterprises of $433,000 and sales to other customers of $169,000. The increase in sales to Lerner for the third quarter of 2003 compared to the third quarter of 2002 was the result of the number and size of the programs that Lerner purchased from Cygne. Jordache Enterprises is a new customer in 2003.

The increase in sales in the nine months of 2003 compared to the nine months of 2002 resulted from an increase in sales to Lerner of $3,720,000 and sales to Jordache Enterprises of $1,633,000 offset by a decrease in sales to Dillard’s and to other customers of $1,019,000 and $149,000 respectively. The increase in sales to Lerner for the nine months of 2003 compared to the nine months of 2002 was the result of the number and size of the programs that Lerner purchased from Cygne. Jordache Enterprises is a new customer in 2003. The elimination of the sales to Dillard’s was caused by Dillard’s discontinuing the product category that it was purchasing from Cygne in April 2002.

Lerner accounted for 93% of Cygne’s net sales for the third quarter of 2003 as compared to 100% of the net sales in the comparable period in 2002. For the nine months of 2003, Lerner accounted for 91% of Cygne’s net sales as compared to 92% of the net sales in the comparable period of 2002.

Gross Profit

The gross profit for the third quarter of 2003 was $1,161,000, an increase of $496,000 from the gross profit of $665,000 for the comparable period in 2002. The gross profit for the nine months of 2003 was $3,096,000, an increase of $1,257,000 from the gross profit of $1,839,000 for the comparable period in 2002.

The increase in gross profit for the third quarter of 2003 compared to the third quarter of 2002 was attributable to an increase in sales in 2003 as compared to 2002, the reduction of the 2002 unabsorbed overhead at the Company’s Guatemala facility offset by a decrease in initial gross margin in 2003 as compared to 2002.

The increase in gross profit for the nine months of 2003 compared to the nine months of 2002 was attributable to the increase in sales in 2003 as compared to 2002, an increase in initial gross margin in 2003 as compared 2002 and the reduction of the 2002 unabsorbed overhead at the Company’s Guatemala facility.

The maintained gross margin for the third quarter of 2003 was 12.7% compared to 12.4% for the third quarter of 2002. The gross margin for the nine months of 2003 was 14.8% compared to 11.0% for the nine months of 2002. The increase in maintained gross margin was attributable to a more favorable product mix in 2003 compared to 2002 and the reduction of the 2002 unabsorbed overhead at the Company’s Guatemala facility.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the third quarter of 2003 were $919,000, an increase of $96,000 or 11.7% from $823,000 in the comparable period in 2002. The expenses for the nine months of 2003 were $2,508,000, an increase of $167,000 or 7.1% from $2,341,000 in the comparable period in 2002.

The increase in expense in the third quarter and nine months of 2003 compared to the comparable periods in 2002 was primarily the cost of the establishment of a sales and merchandising team for the new knit business and the increase in staff bonuses offset by a reduction in professional fees and insurance expense.

Interest

Interest expense for the third quarter of 2003 was $59,000, an increase of $9,000 from $50,000 from the comparable period in 2002. Interest expense for the nine months of 2003 was $142,000, a decrease of $27,000 from $159,000 from the comparable period in 2002. The increase in interest expense in the third quarter and the decrease in interest expense in the nine months of 2003 compared to the comparable periods in 2002 were related to the usage of factor fees during the respective periods.

Provision (Benefit) for Income Taxes

The provision for income taxes for the third quarter of 2003 and 2002 for minimum state income and foreign taxes was $8,000. The provision for minimum state income and foreign income taxes for the nine months of 2003 and 2002 was $24,000. The provision of $24,000 for the nine months of 2002 was offset by a reversal of $4,800,000 in the first quarter of 2002 of a prior year tax provision leaving a net benefit for the nine months of 2002 of $4,776,000.

In March 2002, the U.S. Internal Revenue Service (the “IRS”) concluded its audit of the U.S. Federal income tax returns filed by GJM (US) Inc., the Company’s 100% owned subsidiary, for its taxable years ending December 31, 1989 through October 7, 1994. The IRS and the Company executed a settlement agreement stating that no tax payment is due. As a result of this settlement, the Company in the first quarter of 2002 reversed its tax accrual of $4,800,000 established in connection with this audit.

Discontinued Operation

The sale of the Jordanian business in 2002 and its related operating results for the nine months of 2003 and 2002 have been excluded from the results from continuing operations and are classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. The discontinued operation expense for the third quarter and nine months of 2003 of $72,000 is comprised of $46,000 non-collectible Jordan custom security deposits and $26,000 for legal and other professional fees incurred in connection with Cygne’s arbitration case against Century Investment Group to collect the $433,000 that CIG owes Cygne in connection with CIG’s purchase of the Jordan business. See also “General” under Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC (‘Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4% at November 1, 2003) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at November 1, 2003. The Company did not have any borrowings during the nine months of 2003.

Net cash provided by operating activities for the nine months of 2003 was $412,000 compared to net cash provided in the nine months of 2002 of $1,601,000.

Net cash used by operating activities for the nine months of 2003 from the discontinued operation was $72,000. Net cash provided by operating activities in 2003 from continuing operations of $484,000 was comprised of funds provided by (i) an increase in accounts payable, accrued expenses and taxes payable by $1,132,000, (ii) a decrease of prepaid expenses by $156,000, and (iii) income from operations before depreciation of $645,000 offset by the use of funds to increase inventories by $22,000 and to increase due from factor by $1,427,000.

Net cash provided by operating activities for the nine months of 2002 from the discontinued operation was $1,222,000. Net cash provided by operating activities in 2002 from continuing operations of $379,000 was comprised of funds provided by (i) a decrease of inventories by $373,000, and (ii) an increase in accounts payable, accrued expenses and taxes payable by $878,000 offset by the use of funds (i) to increase due from factor by $340,000 (ii) a decrease of other assets of $26,000, and (iii) the loss from continuing operations before depreciation and tax benefit of $506,000.

Cash used in investing activities in 2003 was $196,000 for the purchases of fixed assets compared to cash provided in 2002 of $317,000.

In 2002, the cash provided by investing activities was from the proceeds from the sale of the discontinued operation of $400,000 offset by the use of cash to purchase fixed assets of $43,000 for the discontinued operation and for the installment payment of $40,000 in connection with the original purchase of the discontinued operation.

There was no cash used in financing activities in 2003 as compared to cash used in 2002 for the discontinued operation of $1,863,000. The cash used in the financing activities in 2002 was for the repayment of the discontinued operation working capital bank loan.

At November 1, 2003 and February 1, 2003, working capital was $5,711,000 and $5,323,000 respectively.

The Company’s financial performance for the next twelve months will depend on a variety of factors, including the amount of sales to Lerner and the successful collection of the $433,000 outstanding receivable from the sale of the Jordanian business. If the Company has significant operating losses or if its ability to borrow under its credit facilities is limited or terminated, the Company will face severe liquidity pressures which would adversely affect the Company’s financial condition and results of operations and cash flows. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations

Contractual Obligations and Commercial Commitments

At November 1, 2003, the Company is the lessee under one operating lease through June 30, 2004. Future minimum payments for the eight months remaining under the operating lease are $177,000.

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

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. Cygne’s management believes that the arbitrators will decide that Cygne should be paid its claim in full. See Note 4 to the Financial Statements for additional information.

The Company is involved in other various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

a.	The annual meeting of stockholders of Cygne Designs, Inc. was held on December 2, 2003.

b.	The following persons, comprising the entire board of directors, were elected at the annual meeting pursuant to the following vote tabulation:

Name	In Favor	Withheld
James Groninger	11,849,117	80,635
Bernard M. Manuel	11,849,117	80,635

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

See Exhibit Index

b.	Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 16, 2003	By:	/s/ BERNARD M. MANUEL

Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

December 16, 2003	By:	/s/ ROY E. GREEN

Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary

Exhibit Index

31.1	*	Certificate of Principal Executive Officer

31.2	*	Certificate of Principal Financial Officer

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.