Form 10-K
period 2004-01-31
CYGNE DESIGNS INC
filed 2004-04-30
CIK 906782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934 for the fiscal year ended January 31, 2004.

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

Yes ☐ No ☒

Based on the closing sale price as reported by the OTC Bulletin Board on August 2, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $1,498,212*.

*	For purposes of this calculation, the number of shares held by non-affiliates was determined by aggregating the number of shares held by officers and directors of the registrant, and by others who, to the registrant’s knowledge, own more than 10% of the registrant’s Common Stock, and subtracting those shares from the total number of shares outstanding. As of April 16, 2004, 12,438,038 shares of Common Stock of the registrant were outstanding.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement for its 2004 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

The Company historically has been dependent on one or more key customers. A significant portion of the Company’s sales has been and is expected to continue to be to Lerner, formerly a division of Limited Brands. For 2003, sales to Lerner accounted for 91% of Cygne’s net sales from continuing operations (See Item 1 “Significant Financial and Business Developments”).

For 2002 and 2001, sales to Lerner accounted for 93% and 77% respectively, of the Company’s net sales from continuing operations. Although Cygne has a long-established relationship with Lerner, its key customer, Cygne does not have long-term contracts with Lerner. The Company’s future success will be dependent upon its ability to attract new customers and to maintain its relationship with Lerner. During 2003, Cygne was able to attract two new customers. Cygne continues to maintain its positive working relationship with Lerner by providing on-time deliveries of quality products.

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

Significant Financial and Business Developments

On May 13, 2001, the Company acquired from Best Knits, L.L.C (“Best Knits”) the rights and obligation of all the customer purchase orders held by Best Knits and the trade name Best Knits (“Jordanian business”). Best Knits, located in Irbid, Jordan, was a manufacturer of private label women’s knit tops for sale to retailers located in the United States. The Company (i) assumed all outstanding vendor purchase orders issued by Best Knits directly related to the acquired customer purchase orders, (ii) purchased from Best Knits all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan with Best Knits for the eighteen month period starting May 1, 2001 for (a) its 66,000 square feet of manufacturing and office space, (b) its approximately 550 sewing machines, (c) its cutting and pressing equipment and (d) its office furniture and equipment, (iv) hired substantially all of its approximately 650 employees, and (v) agreed to purchase from Best Knits its trade name and customer relationships. The Company accounted for this transaction as a purchase.

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable.

Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, the Company recorded deferred income of $350,000 which it was amortizing to income over a five-year period. At January 31, 2004, as a result of the uncertainty of the arbitration with CIG, Cygne has discontinued the amortization of remaining deferred income of $309,000, and has reserved the corresponding net receivable of $309,000 and has written off the related deferred income. The impact of these transactions had no effect on the results of continuing operations.

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

Effective January 1, 2005, the United States will discontinue textile import quotas affecting the products sourced by the Company. As a result, the Company’s customers may be able to secure the products currently being purchased from the Company in other places at a lower price. While it is not possible to forecast the impact to the Company of the discontinuance of textile import quotas, this change could cause the Company to face severe liquidity pressures, which would adversely affect the Company’s financial condition and results of operations and cash flows.

The Company has in the past incurred costs in restructuring its operations due to loss of customers. The Company is continuing to review its existing business operations and could incur additional costs in the future associated with the further restructuring of its operations.

See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of Notes to Consolidated Financial Statements of the Company.

Products

The Company currently participates in one segment of the apparel market: women’s career and casual apparel. During 2003, the Company’s products from continuing operations included woven jackets, skirts and pants and cut and sewn knit tops and bottoms.

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

During 2003, substantially all of the Company’s products for its continuing business were manufactured outside the United States, either by non-affiliated contract manufacturers or at the Company’s manufacturing facilities located in Guatemala. During 2003, products representing approximately 99% and 1% of the Company’s net sales from continuing operations were produced in Guatemala and the United States, respectively. The Company reviews its product sourcing on an ongoing basis and may alter this allocation to meet changing conditions and demands.

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

In 2003, Cygne operated a manufacturing facility for its continuing operations in Guatemala. Operating a manufacturing facility rather than contracting with independent manufacturers requires the Company to maintain a higher level of working capital. In addition, reduced sales have an even greater adverse impact on the Company’s results in light of the fixed costs needed to own and operate its own factory. Because the Company’s manufacturing operations are located outside the U.S., the Company is subject to many of the same risks as relying on foreign contract manufacturers. See “Item 2. Properties.”

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

Import Restrictions

During 2003, the Company sourced for its continuing operations approximately 99% of its products from Guatemala and approximately 1% from United States.

Textile Agreements

Prior to January 1, 1995, apparel imports from most countries were subject to bilateral textile agreements under the Multifiber Arrangement (“MFA”) of the General Agreement on Tariffs and Trade (“GATT”) which allowed the imposition of visa and quota restrictions on certain apparel and textile articles including a significant portion of those currently sold by the Company. The member countries of the World Trade Organization (WTO) have agreed that quotas on textiles and apparel products will be phased out globally on January 1, 2005. Once “phased-out,” quotas cannot be imposed except in accordance with GATT rules. These rules generally forbid bilateral quota agreements and other discriminatory, country-specific restraints. The elimination of quota is likely to significantly impact the textile and apparel trade. It is not possible to predict the impact of these changes on our ability to source imported merchandise.

Duty Rates

The products imported by the Company are subject to “Normal Trade Relations (NTR)” or column 1 rates of duty which range from zero to 38% ad valorem. As a result of the Uruguay Round Agreements Act, many of these rates will be reduced over five to fifteen years resulting on average in a 12% reduction from current rates of duty.

The United States is actively pursuing free trade agreements with countries throughout the world. In this regard, the United States has announced its intention to implement a free trade agreement with Central America (“CAFTA”). Once adopted, originating apparel and other products from certain Central American countries, including Guatemala, will be eligible for duty free and quota free entry into the United States retroactive to January 1, 2004.

Additional Restrictions

In the ordinary course of its business the Company is, from time to time, subject to claims by the U.S. Customs Service for additional duties and other charges. Similarly, from time to time, the Company is entitled to refunds from the U.S. Customs Service due to the overpayment of duties.

The U.S. and other countries in which the Company’s products are manufactured may, from time to time, impose new quotas, duties, tariffs, or other restrictions, including trade sanctions or revocation of “Normal Trade Relations” status, or adversely adjust presently prevailing quotas or duty rates, which could adversely affect the Company’s operations and its ability to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

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

Backlog

At January 31, 2004 the Company had unfilled confirmed customer orders of $4,600,000 compared to $6,700,000 at February 1, 2003. In general, the amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customer’s demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company’s experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog. However, at this time, the variance between the unfilled customer orders at January 31, 2004 and February 1, 2003 could result in lower sales in the first quarter 2004 as compared to the first quarter 2003.

Employees

At April 17, 2004, the Company had approximately 1,191 full-time employees. Approximately 1,174 employees were located at its facilities in Guatemala and 17 employees at its facilities in New York. The Company considers its relations with its employees to be satisfactory.

ITEM 2.	PROPERTIES

The Company’s executive and general offices are located at 1410 Broadway, New York, New York. The Company rents 6,100 square feet pursuant to a lease which expires on June 30, 2004 with an annual rental expense of approximately $265,000. The Company is currently in negotiations for a new lease in both its present location and other locations.

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

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable.

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

	High	Low
Fiscal Year Ended February 1, 2003
First Quarter	$0.12	$0.08
Second Quarter	$0.14	$0.08
Third Quarter	$0.17	$0.08
Fourth Quarter	$0.14	$0.11

Fiscal Year Ended January 31, 2004
First Quarter	$0.14	$0.13
Second Quarter	$0.30	$0.13
Third Quarter	$0.30	$0.20
Fourth Quarter	$0.50	$0.23

The number of stockholders of record of Common Stock on April 16, 2004 was approximately 92. The closing sale price of the Company’s Common Stock on April 16, 2004 was $0.33 per share.

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

The following tables summarize certain selected financial information that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company, which have been audited by independent auditors. The sale of the Israeli Knit business in 1999, the discontinued operation in 2001, 2002 and 2003 and the reversal of income tax accruals of $4,800,000 and $400,000 in 2002 and 2003 respectively materially affect the comparability of the financial data reflected below.

	Fiscal Year (1)
	1999	2000(1)	2001	2002	2003
	(In thousands except per share amounts)
Income Statement Data
Net sales	$55,398	$28,381	$28,249	$24,019	$27,082
Cost of goods sold	50,657	24,852	23,311	20,694	22,932

Gross profit	4,741	3,529	4,938	3,325	4,150
Selling, general and administrative	3,874	3,508	4,008	3,099	3,448
Provision for impairment of fixed assets (2)	—	—	—	282	—
Provision (reversal) for impairment of Knit business assets (3)	1,625	—	(959)	—	—
Reversal of lease termination expenses (4)	(186)	—	—	—	—

(Loss) income from continuing operations before interest and income taxes	(572)	21	1,889	(56)	702
Interest income	(122)	(277)	(34)	(24)	(16)
Interest expense	530	89	195	223	180

(Loss) income from continuing operations before income taxes	(980)	209	1,728	(255)	538
Provision (benefit) for income taxes (5)	47	20	44	(4,750)	(374)

(Loss) income from continuing operations	$(1,027)	$189	$1,684	$4,495	912
(Loss) from discontinued operation, net (includes a (loss) gain on disposal of $(479) and $400 in year ended January 31, 2004 and February 1, 2003, respectively) (6)	—	—	(1,905)	(2,410)	(528)

Net (loss) income	$(1,027)	$189	$(221)	$2,085	$384

(Loss) income per share-basic and diluted from continuing operations	$(0.08)	$0.02	$0.13	$0.36	$0.07
(Loss) income per share-basic and diluted from discontinued operation	—	—	$(0.15)	$(0.19)	(0.04)

Net (loss) income per share-basic and diluted	$(0.08)	$0.02	$(0.02)	$0.17	$0.03

Balance Sheet Data (as of the end of period)

	Fiscal Year (1)
	1999	2000	2001	2002	2003
	(In thousands)
Cash	$6,298	$2,378	$2,558	$2,610	$3,345
Trade accounts receivable/ Due from factor	1,853	3,633	1,167	2,194	1,775
Inventory	2,421	5,225	2,350	1,939	2,206
Total assets	14,768	14,986	15,537	9,818	9,529
Working Capital	1,349	3,035	2,427	5,323	5,742
Stockholders’ Equity	5,143	5,332	5,111	7,115	7,502

(1)	References to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year. The fiscal year ended February 3, 2001 consisted of 53 weeks. All other years presented consist of 52 weeks. The Company has never declared or paid cash dividends on its Common Stock.

(2)	The provision of $282,000 for impairment of the fixed assets represents the book value of obsolete sewing machines and pressing equipment located in the Company’s Guatemalan factory.

(3)	On November 15, 1999, the Company consummated the sale of its Israeli Knit business to Jordache Limited. The assets transferred to Jordache consisted of substantially all of the assets used by the Knit business in the manufacture of women’s knit clothing. The Company recorded an impairment of Knit business assets of $2,564,000 in 1998 and $1,625,000 in 1999. However, the Company’s actual expense was $3,230,000 and the excess $959,000 of the provision for impairment of Knits business assets was reversed in 2001.

(4)	During 1997, the Company had provided for lease termination expense of $3,964,000 for the expenses connected with the move of its executive and general offices at 1372 Broadway as well as an amount to be paid to the landlord for release of its contingent rent liabilities. The actual expenses contemplated by this provision were $2,876,000. Therefore, $902,000 of this provision is shown as a reversal in 1998, and the remaining balance of $186,000 of the original provision was reversed in 1999.

(5)	As the result of the settlement agreement between the Company and U.S. Internal Revenue Service, the Company reversed a tax accrual of $4,800,000 established in connection with a potential deficiency at May 4, 2002. At January 31, 2004, the Company reversed a part of a tax audit reserve by $400,000 based on its knowledge of the status of the issues of the audit of a subsidiary located in Guatemala.

(6)	Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne’s management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable.

Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, the Company recorded deferred income of $350,000 which it was amortizing to income over a five-year period. At January 31, 2004, as a result of the uncertainty of the arbitration with CIG, Cygne has discontinued the amortization of remaining deferred income of $309,000, and has reserved the corresponding net receivable of $309,000 and has written off the related deferred income. The impact of these transactions had no effect on the results of continuing operations.

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

Statements in this Annual Report on Form 10-K concerning the Company’s business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, United States discontinuance of textile import quotas at January 1, 2005, a decline in demand for merchandise offered by the Company or changes and delays in customer delivery plans and schedules, significant regulatory changes, including increases in the rate of import duties or adverse changes in foreign countries export quotas, dependence on a key customer, an adverse tax ruling, risk of operations and suppliers in foreign countries, competition, and general economic conditions, risks associated with war and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K. The Company assumes no obligation to update or revise any such forward-looking statements.

Overview

On May 13, 2001, the Company acquired from Best Knits, L.L.C (“Best Knits”) the rights and obligation of all the customer purchase orders held by Best Knits and the trade name Best Knits (“Jordanian business”). Best Knits, located in Irbid, Jordan, was a manufacturer of private label women’s knit tops for sale to retailers located in the United States. The Company (i) assumed all outstanding vendor purchase orders issued by Best Knits directly related to the acquired customer purchase orders, (ii) purchased from Best Knits all raw materials on hand directly related to acquired customer purchase orders, (iii) entered into a lease in Irbid, Jordan with Best Knits for the eighteen month period starting May 1, 2001 for (a) its

66,000 square feet of manufacturing and office space, (b) its approximately 550 sewing machines, (c) its cutting and pressing equipment and (d) its office furniture and equipment, (iv) hired substantially all of its approximately 650 employees, and (v) agreed to purchase from Best Knits its trade name and customer relationships. The Company accounted for this transaction as a purchase.

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable.

Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, the Company recorded deferred income of $350,000 which it was amortizing to income over a five-year period. At January 31, 2004, as a result of the uncertainty of the arbitration with CIG, Cygne has discontinued the amortization of remaining deferred income of $309,000, and has reserved the corresponding net receivable of $309,000 and has written off the related deferred income. The impact of these transactions had no effect on the results of continuing operations.

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

The Company historically has been dependent on one or more key customers. A significant portion of the Company’s sales has been and is expected to continue to be to Lerner, formerly a division of Limited Brands. For 2003, sales to Lerner accounted for 91% of Cygne’s net sales from continuing operations. (See Item 1. Business)

For 2002 and 2001, sales to Lerner accounted for 93% and 77% respectively, of the Company’s net sales from continuing operations. Although Cygne has a long-established relationship with Lerner, its key customer, Cygne does not have long-term contracts with Lerner. The Company’s future success will be dependent upon its ability to attract new customers and to maintain its relationship with Lerner. During 2003, Cygne was able to attract two new customers. Cygne continues to maintain its positive working relationship with Lerner by providing on-time deliveries of quality products.

Effective January 1, 2005, the United States will discontinue textile import quotas affecting the products sourced by the Company. As a result, the Company’s customers may be able to secure the products currently being purchased from the Company in other places at a lower price. While it is not possible to forecast the impact to the Company of the discontinuance of textile import quotas, this change could cause the Company to face severe liquidity pressures, which would adversely affect the Company’s financial condition and results of operations and cash flows.

The Company has in the past incurred costs in restructuring its operations due to loss of customers. The Company is continuing to review its existing business operations and could incur additional costs in the future associated with the further restructuring of its operations.

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

Results of Operations

The following table is derived from the Company’s consolidated statements of operations for continuing operations and expresses for the periods indicated certain data as a percentage of net sales.

	Year
	2003	2002	2001
Net Sales	100.0%	100.0%	100.0%

Gross profit	15.3	13.8	17.5
Selling, general and administrative expenses	12.7	12.9	14.2
Provision for impairment of fixed assets	—	1.2	—
Reversal of impairment of Knit business assets	—	—	(3.4)

Income (loss) from continuing operations before interest and income taxes	2.6	(0.3)	6.7
Interest expense (income), net	0.6	0.8	0.6
(Benefit) provision for income taxes	(1.4)	(19.8)	0.1

Income from continuing operations	3.4%	18.7%	6.0%

2003 compared to 2002

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

Net Sales

Net sales for 2003 were $27,082,000, an increase of $3,063,000 or 12.8%, from $24,019,000 in 2002.

The increase in sales for the year 2003 compared to the year 2002 resulted from an increase in sales to Lerner of $2,201,000, and sales to Jordache Enterprises of $2,196,000, offset by a decrease in sales to Dillard’s and to other customers of $1,019,000 and $315,000 respectively. The increase in sales to Lerner for the year 2003 compared to the year 2002 was the result of the number and size of the programs that Lerner purchased from Cygne. Jordache Enterprises is a new customer in 2003. The elimination of the sales to Dillard’s was caused by Dillard’s discontinuing the product category that it was purchasing from Cygne in April 2002.

Lerner accounted for 91% of Cygne’s net sales for the year 2003 as compared to 93% of the net sales in year 2002.

At January 31, 2004 the Company had unfilled confirmed customer orders of $4,600,000 compared to $6,700,000 at February 1, 2003. In general, the amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customer’s demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company’s experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog. However, at this time, the variance between the unfilled customer orders at January 31, 2004 and February 1, 2003 could result in lower sales in the first quarter 2004 as compared to the first quarter 2003. Lower sales could impact profits in the first quarter 2004.

Gross Profit

The gross profit for the year 2003 was $4,150,000, an increase of $825,000 or 24.8% from the gross profit of $3,325,000 for the year 2002.

The increase in gross profit for the year 2003 compared to the year 2002 was attributable to an increase in sales in the year 2003 as compared to the year 2002, the reduction of the year 2002 unabsorbed overhead at the Company’s Guatemala facility and a slight increase in initial gross margin in the year 2003 as compared to the year 2002.

The maintained gross margin for the year 2003 was 15.3% compared to 13.8% for the year 2002. The increase in maintained gross margin was attributable to a more favorable product mix in 2003 compared to 2002 and the reduction of the 2002 unabsorbed overhead at the Company’s Guatemala manufacturing facility.

A decrease in sales in the first quarter 2004 as compared to the first quarter 2003 could cause higher unabsorbed overhead at the Company’s Guatemala manufacturing facility in the first quarter of 2004 than in the first quarter 2003. The increase in unabsorbed overhead could impact profits in the first quarter 2004

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for 2003 were $3,448,000, an increase of 349,000 or 11.2% from $3,099,000 in 2002.

The increase in expense in the year 2003 compared to the year 2002 was primarily the cost of the establishment of a sales and merchandising team for the new knit business, the increase in staff salaries and bonuses, and the increase in sales commissions offset by a reduction in professional fees and insurance expense.

Provision for Impairment of Fixed Assets

The provision of $282,000 for impairment of fixed assets in 2002 represents the book value of obsolete sewing machines and pressing equipment located in the Company’s Guatemalan factory. These machines have been discarded.

Interest

Interest expense includes factor fees and the amortization of the deferred financing cost.

Interest expense for 2003 was $180,000, a decrease of $43,000 or 19.3% from $223,000 for 2002. The decrease in interest expense is primarily attributable to the usage of factor fees.

Provision (Benefit) for Income Taxes

The provision for income taxes for 2003 for minimum state income and foreign taxes was $26,000 as compared to $50,000 in 2002. The reduction in minimum taxes in 2003 over 2002 of $24,000 is due to a reduction in Guatemalan minimum income taxes. The 2003 provision was offset by a reversal of $400,000 of a prior year tax provision for Guatemalan tax leaving a net benefit for the year 2003 of $374,000. The 2002 provision was offset by a reversal of $4,800,000 of a prior year U.S. tax provision, leaving a net benefit for the year 2002 of $4,750,000.

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

Since 2001, the Guatemalan Internal Revenue Service has been conducting an audit of the Guatemalan tax returns filed by JMB Internacional, S.A., the Company’s 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. At January 31, 2004, based upon its knowledge of the status of the issues of the audit, Cygne management has decreased its original tax reserve for this audit by $400,000 and has shown this reduction as benefit for income taxes on the consolidated statement of operations for 2003.

Discontinued Operation

The sale of the Jordanian business in 2002 and its related operating results for years 2003, 2002 and 2001 have been excluded from the results from continuing operations and are classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. The discontinued operation expense for 2003 of $528,000 is comprised of a reserve of $433,000 against the current arbitration, $46,000 of non-collectible Jordan custom security deposits, and $49,000 for legal and other professional fees incurred connection with Cygne’s arbitration case against Century Investment Group (“CIG”) for the collection of $433,000. This receivable was established in July 2002 as part of CIG’s purchase of the Jordan business.

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne’s management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable.

Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, the Company recorded deferred income of $350,000 which it was amortizing to income over a five-year period. At January 31, 2004, as a result of the uncertainty of the arbitration with CIG, Cygne has discontinued the amortization of remaining deferred income of $309,000, and has reserved the corresponding net receivable of $309,000 and has written off the related deferred income. The impact of these transactions had no effect on the results of continuing operations.

See also “Overview” under Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The decrease in sales resulted from decreased sales to Dillard’s of $4,613,000 and to other customers of $169,000 offset by an increased sales to Lerner of $552,000. Lerner accounted for 93% and 77% of Cygne’s net sales for 2002 and 2001, respectively. The increase in sales to Lerner for the year 2002 compared to the year 2001 was the result of the number and size of the programs that Lerner purchased from Cygne. Dillard’s discontinued the product category that it was purchasing from Cygne in April 2002.

Gross Profit

The gross profit for 2002 was $3,325,000, a decrease of $1,613,000 or 32.7% from the gross profit of $4,938,000 for 2001. The decrease in gross profit was attributable to the decrease in sales in 2002 as compared to 2001 and to the decrease in gross margin in 2002 as compared to 2001.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for 2002 were $3,099,000, a decrease of $909,000 or 22.7% from $4,008,000 in 2001.

The decrease in selling, general and administrative expenses for 2002 compared to 2001 was attributable to the closing in 2001 of the Dallas sales office of $715,000 and a reduction in the New York marketing expenses in 2002 as compared to 2001 of $194,000.

Provision for Impairment of Fixed Assets

The provision of $282,000 for impairment of fixed assets in 2002 represents the book value of obsolete sewing machines and pressing equipment located in the Company’s Guatemalan factory. These machines have been discarded.

Reversal of Impairment for Knit Business Assets

In 2001, the Company settled its remaining obligations related to its agreement to sell the knits business, and reversed the balance of its unused provision for the impairment of Israeli knit business assets, which amounted to $959,000.

Interest

Interest expense includes factor fees and the amortization of the deferred financing costs.

Interest expense for 2002 was $223,000, an increase of $28,000 or 14.3% from $195,000 for 2001. The increase in expense was caused by an increase in fees for Cygne’s domestic credit facility.

Provision (Benefit) for Income Taxes

The provision for income taxes for 2002 for minimum state income and foreign taxes was $50,000 as compared to $44,000 in 2001. The 2002 provision was offset by a reversal of $4,800,000 of a prior year tax provision leaving a net benefit for the year 2002 of $4,750,000.

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

Discontinued Operation

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations for years 2001 and 2000 and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

Liquidity and Capital Resources

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement and a Factoring Agreement with GMAC Commercial Credit LLC (“GMAC “). The Agreements provided for a Revolving Facility of $8,000,000 (“Facility”), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bore a rate of interest of the lesser of (i) LIBOR (1.48% at December 31, 2002) plus 3% or (ii) the prime rate (4.25% at December 31, 2002) plus 0.5% and was secured by substantially all of the Company’s assets. In addition, the Facility was subject to various financial covenants. The Agreement was cancelled on December 31, 2002.

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC (‘Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4.00% at January 31, 2004) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at January 31, 2004. The Company did not have any borrowings during the year 2003.

Net cash provided by operating activities for the year 2003 was $1,054,000 compared to net cash provided in for the year 2002 of $1,878,000.

Net cash used in operating activities for the year 2003 from the discontinued operation was $49,000. Net cash provided by operating activities in 2003 from continuing operations of $1,103,000 was comprised of funds provided by (i) a decrease in due from factor of $419,000, (ii) a decrease in other receivables of $125,000, (iii) an increase in accrued expenses and income taxes payable of $355,000, and (iv) net income from continuing operations of $793,000 partially offset by the use of funds from (v) an increase in inventories of $267,000, and (vi) a decrease in accounts payable of $322,000.

Net cash provided by operating activities for the year 2002 from the discontinued operation was $1,205,000. Net cash provided by operating activities in 2002 from continuing operations of $673,000 was comprised of funds provided by (i) a decrease of inventories of $441,000, and (ii) an increase in accounts payable of $399,000, (iii) a decrease in restricted cash and other assets of $151,000, and (iv) income from continuing operations of $226,000 partially offset by the use of funds from (v) an increase in due from factor of $123,000, (vi) an increase in other receivables of $205,000, and (vii) an increase in accrued expenses and income taxes payable of $216,000.

Cash used in investing activities in 2003 was $319,000. The cash used by investing activities consisted of the purchase of sewing machines and other equipment for the Guatemalan facility in the amount of $288,000 and the purchase of computer equipment for the New York office and the Guatemala facility in the amount of $31,000.

Cash provided by investing activities in 2002 was $37,000. The cash provided by investing activities was from the proceeds from the sale of the discontinued operation of $400,000 offset by the use of cash to (i) purchase fixed assets for the discontinued operation in the amount of $43,000, (ii) purchase fixed assets for the continuing operations in the amount of $39,000, (iii) pay the installment of $40,000 in connection with the original purchase of the discontinued operation, and (iv) purchase the marketable securities for $241,000.

There was no cash used in financing activities in 2003 as compared to cash used in 2002 for the discontinued operation of $1,863,000. The cash used in the financing activities in 2002 was for the repayment of the discontinued operation working capital bank loan.

At January 31, 2004 and February 1, 2003, working capital was $5,742,000 and $5,323,000 respectively.

The Company’s financial performance for 2004 will depend on a variety of factors, including the amount of sales to Lerner and the effect on the Cygne business on account of the discontinued textile import quotas by the United States effective January 1, 2005. As a result of the discontinuance of textile import quotas the Company’s customers may be able to secure the products currently being purchased from the Company in other in other places at a lower price. If the Company has significant operating losses or if its ability to borrow under its credit facilities is limited or terminated, the Company could face severe liquidity pressures, which would adversely affect the Company’s financial condition and results of operations and cash flows. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

Contractual Obligations and Commercial Commitments

Leases

At January 31, 2004, the Company is the lessee under one operating lease through June 30, 2004. Future minimum payments under the operating lease are $110,000. The Company is currently in negotiations for a new lease in both its present location and other locations.

Off-Balance Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating its business.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after March 31, 2004. The adoption of FIN 46 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

The policies with the greatest potential effect on the results of operations and financial position include the Company’s estimate of the collectibility of its trade accounts receivable, the recovery value of its inventory, the amount of income taxes that may be assessed by the taxing authorities upon audit of the Company’s tax returns, and the valuation allowance against the deferred tax asset.

For trade accounts receivable (due from factor), the Company estimates the net collectibility, considering both historical and anticipated deductions taken by customers. For inventory, the Company values its inventory of seconds and of excess production at the recovery value expected to be realized through sale in off-price channels. For amounts of additional income taxes that may be assessed by the various taxing authorities upon audit of the Company’s tax returns, the Company estimates the amount based upon its knowledge of the cases and upon the advice of its tax counsel.

For the valuation allowance against the deferred tax asset, the Company has recorded a valuation allowance against the entire deferred tax asset due to the Company’s history of low profits. However, should the Company conclude that future profitability is reasonably assured, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance.

If the Company incorrectly anticipates these trends or unexpected events occur, its results of operations could be materially affected.

Some of the other items in our financial statements requiring significant estimates and judgments are as follows:

Depreciation and Amortization

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $5,000 and $20,000 at January 31, 2004 and February 1, 2003, respectively.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe it has a material exposure to market risk. The Company’s earnings may be affected by changes in short-term interest rates as a result of borrowings under it credit facility. At the Company’s current borrowing levels; a two percent increase in interest rates affecting the Company’s credit facility would not have a material effect on the Company’s actual 2003 net income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See	pages F-1 for a listing of the consolidated financial statements submitted as part of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the accountants on accounting and financial disclosures during the last three years. On May 9, 2002, Ernst & Young notified the Company that it had resigned as the Company’s independent public accountants, effective immediately. For more information with respect to this matter, see the Company’s report on Form 8-K dated May 9, 2002.

As recommended by the Company’s audit committee, the Company’s board of directors on June 20, 2002 engaged Mahoney Cohen & Company, CPA P.C. to serve as the Company’s independent public accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. Such evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the year ended January 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The section entitled “Proposal No. 1- Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders in incorporated herein by reference.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position with the Company
Bernard M. Manuel	56	Director, Chairman of the Board and Chief Executive Officer

Roy E. Green	71	Senior Vice President-Chief Financial Officer, Treasurer, and Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than ten percent of our Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors, and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based upon a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers and directors, we believe that during the fiscal year ended January 31, 2004, all Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners were complied with.

Audit Committee and Financial Reports

The board of directors has established an audit committee comprised of one of the Company’s directors, James G. Groninger, who is independent under the listing standards of the Nasdaq National Market, is financially literate, knowledgeable and qualified to review financial statements, and has been designated as the audit committee financial expert. He has been President of the BaySouth Company since January 1995. From 1988 through 1994, he was Managing Director of PaineWebber Incorporation. Mr. Groninger is both a Chartered Financial Analyst and a Certified Public Accountant.

Code of Ethics

The Company has adopted a code of ethics applicable to the Company’s officers, who include the Company’s principal executive officer, principal financial officer and financial professionals. A copy of the Company’s code of ethics is being filed with the Securities and Exchange as Exhibit 14.1 to this Annual Report on Form 10-K. The Company undertakes to provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests for such copy should be made in writing to the Company at its principal office, which is set forth on the first page of this Form 10-K, attention Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Beneficial Ownership of Common Stock” and “Equity Compensation Plans” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled “Executive Compensation - Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by the independent auditors for services rendered to the Company for the audit of the Company’s financial statements for the years ended January 31, 2004 (“2003”) and February 1, 2003 (“ 2002”). The services also included reviews of the financial statements included in the Company’s Quarterly Reports on Form 10Q and for other services rendered on behalf of our Company in those fiscal years. No services were performed by, or fees incurred to, Mahoney Cohen

& Company, CPA, P.C. in connection with the financial information services design and implementation projects during 2003 or 2002. The fees billed by Mahoney Cohen & Company, CPA, P.C., our independent auditors, for audit and other professional services during 2003 and 2002 are summarized below. The audit committee has considered whether the provision of these services is compatible with maintaining the principle accountant’s independence and has concluded that such services are compatible. All fees paid were reviewed and pre-approved by the audit committee.

	2003	2002
Audit fees	$90,803	$78,225
Non-audit services	0	2,435

Total fees	$90,803	$80,660

PART IV

ITEM 15.	EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a).	Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Financial Statements Schedule” on page F-1.

(3).	Exhibits

Certain exhibits presented below contain information that has been granted confidential treatment. Such information has been omitted from the exhibit numbers 10.1, 10.3, and 10.4 which are management contracts or compensatory plans.

Exhibit No.	Description

2.1	Amended and Restated Acquisition Agreement, dated as of August 1, 1999 by and among M.T.G.I. - Textile Manufacturers Group (Israel), Limited, MBS Company, AC Services Inc. and Jordache Limited. *(1)

2.2	Agreement dated May 9, 2001 between Cygne Designs, Inc. and Best Knits, LLC. *(8)

3.1	Restated Certificate of Incorporation, as amended by Certificate of Amendment filed August 6, 1994 with the Secretary of State of the State of Delaware. *(2)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. * (3)

3.3	By-laws. *(4)

4.0	Specimen Stock Certificate. *(4)

10.1	Amended and Restated Employment Agreement, dated as of January 1, 1995, between the Company and Bernard M. Manuel. *(5)

10.3	1993 stock option plan, as amended, through June 28, 1994. *(2).

10.4	Form of Stock Option Agreement. *(4)

10.8	Lease between the Company and L.H. Charney Associates, L.P. *(6)

10.9	Lease Extension and Modification between the Company and L.H. Charney Associates, L.P. amendments. * (7)

10.10	Revolving Credit and Security agreement, dated as of May 11, 2001, between GMAC Commercial Credit LLC, as lender, and Cygne Designs. *(8)

10.12	Credit agreement between Prosperity Textiles Ltd. and Egyptian Arab Land Bank. * (7)

10.13	Asset Purchase Agreement dated June 9, 2002 between Cygne Designs, Inc. and Prosperity Textiles Ltd., and House and Garden Company and Century Investment Group *(9)

10.14	Amended and Restated Factoring Agreement dated January 1, 2003 between GMAC Commercial Credit LLC and Cygne Designs, Inc. * (10)

10.15	Amendment dated July 29, 2002 to Asset Purchase Agreement dated June 9, 2002 between Cygne Designs, Inc. and Prosperity Textiles Ltd. And House and Garden Company and Century Investment Group. * (10)

14.1	Code of Ethics for Company’s Officers and Financial Professionals. Filed herein

21	Subsidiaries of the Company

23.1	Consent of Mahoney Cohen & Company, CPA, P.C.

23.2	Consent of Ernst & Young LLP.

31.1	Certificates of Principal Executive Officer

31.2	Certificates of Principal Financial Officer

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the following documents:

(1)	Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

(2)	Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1994.

(3)	Company’s Quarterly Report in Form 8-K dated December 5, 2000.

(4)	Company’s Registration Statement of Form S-1 (Registration No. 33-64358)

(5)	Company’s Annual Report on Form 10-K for fiscal year ended January 28, 1995.

(6)	Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000

(7)	Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001

(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001

(9)	Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002

(10)	Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003

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

Date: April 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bernard M. Manuel Bernard M. Manuel	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)	April 30, 2004

/s/ Roy E. Green Roy E. Green	Senior Vice President, Chief Financial Officer, and Treasurer (principal financial and accounting officer) and Secretary	April 30, 2004

/s/ James G. Groninger James G. Groninger	Director	April 30, 2004

Cygne Designs, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Auditor

Board of Directors and Stockholders

Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheets of Cygne Designs, Inc. and Subsidiaries as of January 31, 2004 and February 1, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries as of January 31, 2004 and February 1, 2003 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York

April 9, 2004

Report of Independent Auditor

Board of Directors and Stockholders

Cygne Designs, Inc.

We have audited the accompanying consolidated statement of operations, stockholders’ equity and cash flows of Cygne Designs, Inc. and Subsidiaries for the year ended February 2, 2002. Our audit also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cygne Designs, Inc. and Subsidiaries for the year ended February 2, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

April 2, 2002

Cygne Designs, Inc and Subsidiaries

Consolidated Balance Sheets

	January 31, 2004	February 1, 2003
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$3,345	$2,610
Due from factor	1,775	2,194
Inventories	2,206	1,939
Marketable securities	163	160
Other receivables and prepaid expenses	280	884

Total current assets	7,769	7,787
Fixed assets, net	1,717	1,679
Other assets	43	352

Total assets	$9,529	$9,818

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$623	$945
Accrued expenses	814	716
Income taxes payable	590	733
Deferred income	—	70

Total current liabilities	2,027	2,464

Long-term liabilities:
Deferred income	—	239
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Sock, $0.01 par value; 25,000,000 shares authorized: 12,438,038 shares issued and outstanding	124	124
Paid-in capital	120,918	120,918
Accumulated other comprehensive loss	(78)	(81)
Accumulated deficit	(113,462)	(113,846)

Total stockholders’ equity	7,502	7,115

Total liabilities and stockholders’ equity	$9,529	$9,818

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(In thousands except per share amounts)
Net sales	$27,082	$24,019	$28,249
Cost of goods sold	22,932	20,694	23,311

Gross profit	4,150	3,325	4,938
Selling, general and administrative expenses	3,448	3,099	4,008
Provision for impairment of fixed assets	—	282	—
Reversal of impairment of Knit business assets	—	—	(959)

Income (loss) from continuing operations before interest and income taxes	702	(56)	1,889
Interest income	(16)	(24)	(34)
Interest expense	180	223	195

Income (loss) from continuing operations before income taxes	538	(255)	1,728
(Benefit) provision for income taxes	(374)	(4,750)	44

Income from continuing operations	912	4,495	1,684
(Loss) from discontinued operation, net (includes a (loss) gain on disposal of $(479) and $400 in year ended January 31, 2004 and February 1, 2003, respectively)	(528)	(2,410)	(1,905)

Net income (loss)	$384	$2,085	$(221)

Income per share-basic and diluted from continuing operations	$0.07	$0.36	$0.13
(Loss) per share-basic and diluted from discontinued operation	(0.04)	(0.19)	(0.15)

Net income (loss) per share-basic and diluted	$0.03	$0.17	$(0.02)

Weighted average common shares outstanding:
Basic	12,438	12,438	12,438

Diluted	12,441	12,439	12,438

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For The Years Ended January 31, 2004, February 1, 2003 and February 2, 2002

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Total
	(In thousands)
Balance at February 3, 2001	12,438	$124	$120,918	$—	$(115,710)	$5,332
Net loss for year ended February 2, 2002	—	—	—	—	(221)	(221)

Balance at February 2, 2002	12,438	124	120,918	—	(115,931)	5,111
Net income for year ended February 1, 2003	—	—	—	—	2,085	2,085
Unrealized loss on marketable securities, net of tax for year ended February 1, 2003	—	—	—	(81)	—	(81)

Comprehensive income for year ended February 1, 2003	—	—	—	—	—	2,004

Balance at February 1, 2003	12,438	124	120,918	(81)	(113,846)	7,115
Net income for year ended January 31, 2004	—	—	—	—	384	384
Unrealized gain on marketable securities, net of tax for year ended January 31, 2004	—	—	—	3	—	3

Comprehensive income for year ended January 31, 2004	—	—	—	—	—	387

Balance at January 31, 2004	12,438	$124	$120,918	$(78)	$(113,462)	$7,502

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(In thousands)
Operating activities
Net income (loss)	$384	$2,085	$(221)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Reversal of impairment of Knit business assets	—	—	(959)
Write off and amortization of goodwill	—	—	200
Write off and amortization of other intangibles	—	255	125
Reversal of income tax liability	(400)	(4,800)	—
Loss (gain) on sale of business	479	(400)	—
Depreciation	281	382	380
Impairment of fixed assets	—	282	—
Changes in operating assets and liabilities:
Restricted cash	—	146	854
Due from factor	419	3,244	(1,839)
Inventories	(267)	448	1,492
Other receivables and prepaid expenses	125	472	(491)
Other assets	—	5	(6)
Accounts payable	(322)	(25)	(567)
Accrued expenses	347	(194)	(135)
Income taxes payable	8	(22)	13

Net cash provided by (used in) operating activities	1,054	1,878	(1,154)
Investing activities
Purchase of Jordanian business	—	(40)	(540)
Purchase of fixed assets	(319)	(82)	(386)
Purchase of marketable securities	—	(241)	—
Proceeds from sale of Jordanian business	—	400	—

Net cash (used in) provided by investing activities	(319)	37	(926)
Financing activities
Short-term borrowings (repayments), net	—	(1,863)	2,260

Net cash (used in) provided by financing activities	—	(1,863)	2,260
Net increase in cash and cash equivalents	735	52	180
Cash and cash equivalents at beginning of year	2,610	2,558	2,378

Cash and cash equivalents at end of year	$3,345	$2,610	$2,558

Supplemental disclosures of cash flow activities
Income taxes paid	$18	$39	$31

Interest paid	$132	$333	$432

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Principal Business Activity

Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively, the “Company”) are engaged in the manufacturing of private label women’s career and casual apparel with sales to retailers and wholesalers located in the United States.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. A year refers to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year. All fiscal years presented have 52 weeks.

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

Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The Company has classified its securities as investments available for sale pursuant to Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, any unrealized gain or loss on the investments is reported as a component of accumulated other comprehensive income (loss). The Company had a gross unrealized gain of approximately $3,000 for the year ended January 31, 2004 and a gross unrealized loss of approximately $81,000 for the year ended February 1, 2003. At January 31, 2004, the gross unrealized loss was approximately $78,000. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in investment income.

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

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $5,000, $20,000 and zero at January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

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

Net Income Per Share

The following is an analysis of the differences between basic and diluted outstanding shares in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(In thousands)
Weighted average common shares outstanding	12,438	12,438	12,438
Effect of dilutive securities: Stock Options	3	1	—

Weighted average common shares outstanding and common shares equivalents	12,441	12,439	12,438

Comprehensive Income

Comprehensive income is comprised of net income or loss and unrealized gain or loss on marketable securities, net of tax, for the years ended January 31, 2004, February 1, 2003 and February 2, 2002.

Stock Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of the grant. The following table details the effect on net income (loss) and earnings per share if the Company

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation using the Black-Scholes method of calculation.

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net income (loss), as reported	$384	$2,085	$(221)
Deduct: stock-based employee compensation expense determined under fair value method, net of related tax effects	—	1	1

Pro forma net income (loss)	$384	$2,084	$(222)
Net income (loss) per share:
Net income (loss) per share as reported- basic and diluted	$0.03	$0.17	$(0.02)
Net income (loss) per share pro-forma- basic and diluted	$0.03	$0.17	$(0.02)

The weighted average fair value of options, calculated using the Black-Scholes option-pricing model, granted during 2003, 2002, and 2001 is $0.18, $0.08 and $0.11, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of approximately 4% for the year ended January 31, 2004, and 5% for the years ended February 1, 2003 and February 2, 2002; volatility factor of the expected market price of the Company’s common stock of 47.3% for January 31, 2004, 16.0% for February 1, 2003 and 98.0% for February 2, 2002; expected life of six years; and a dividend yield of zero.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after March 31, 2004. The adoption of FIN 46 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

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

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne’s management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable.

Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, the Company recorded deferred income of $350,000 which it was amortizing to income over a five-year period. At January 31, 2004, as a result of the uncertainty of the arbitration with CIG, Cygne has discontinued the amortization of remaining deferred income of $309,000, and has reserved the corresponding net receivable of $309,000 and has written off the related deferred income. The impact of these transactions had no effect on the results of continuing operations.

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

The summary of the operating results of the discontinued operation is as follows:

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(In thousands)
Net sales	—	$2,598	$12,928
Cost of goods sold	—	4,699	13,885

Gross (loss)	—	(2,101)	(957)
Selling, general and administrative	$49	299	386
Write off and amortization of goodwill and other intangibles	—	255	325
Loss (gain) on sale of business, net	479	(400)	—

(Loss) from operations		(2,255)	(1,668)
Interest expense	—	155	237

Net (loss)	$(528)	$(2,410)	$(1,905)

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Inventories

Inventories consist of the following:

	January 31, 2004	February 1, 2003
	(In thousands)
Raw material and Work-in-Process	$2,094	$1,939
Finished goods	112	0

	$2,206	$1,939

4. Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	January 31, 2004	February 1, 2003	Estimated Useful Lives
	(In thousands)
Land	$258	$258
Building	1,569	1,569	20 years
Equipment, furniture, and fixtures	1,459	1,225	2-10 years
Vehicles	29	25	5 years

	3,315	3,077
Less accumulated depreciation and amortization	1,598	1,398

	$1,717	$1,679

On February 1, 2003, the Company established a provision for impairment of fixed assets of $282,000 for obsolete sewing machines and pressing equipment. These machines have been discarded. The gross assets and accumulated reserve for depreciation and amortization have been reduced to reflect the results of this provision.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Credit Facilities

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement and a Factoring Agreement with GMAC Commercial Credit LLC (“GMAC “). The Agreements provided for a Revolving Facility of $8,000,000 (“Facility”), including a letter of credit sub-limit of $5,000,000, subject to a borrowing base formula. Borrowings under this Facility bore a rate of interest of the lesser of (i) LIBOR (1.48% at December 31, 2002) plus 3% or (ii) the prime rate (4.25% at December 31, 2002) plus 0.5% and was secured by substantially all of the Company’s assets. In addition, the Facility was subject to various financial covenants. The Agreement was cancelled on December 31, 2002.

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC Commercial Credit LLC (‘Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4.00% at January 31, 2004) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at January 31, 2004. The Company did not have any borrowings during 2003.

Interest expense on the accompanying Consolidated Statements of Operations includes factor fees and the amortization of the deferred financing costs.

6. Stock Options

Pursuant to an employee Stock Option Plan, as amended, the Company was able to grant to eligible individuals incentive stock options as defined in the Internal Revenue Code (“IRC”) and non-qualified stock options. This plan expired on April 15, 2003. An aggregate of 1,700,000 shares of common stock have been reserved for issuance under the Plan. The exercise price for incentive options may not be less than 100% (110% for holders of 10% or more of the Company’s outstanding shares) of the fair market value of the shares on the date of grant, and at least par value of the common stock with respect to the non-qualified stock options, have a ten-year term (five years for holders of 10% or more of the Company’s outstanding shares in the case of incentive stock options) and vest at the discretion of the board of directors.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Stock Options (continued)

Pursuant to a Stock Option Plan for Non-Employee Directors adopted on April 15, 1993, the Company was able to automatically grant to eligible non-employee directors options to purchase 10,000 shares of Common Stock upon the directors’ initial appointment to the Board of Directors and options to purchase 2,000 shares of Common Stock on each individual director’s anniversary date from initial appointment. Options granted under the Directors’ Plan do not qualify as incentive stock options under the IRC. The options have an exercise price of 100% of fair market value on the date of grant, have a ten-year term and vest, pro-rata, over four years. This plan expired on April 15, 2003.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Stock Option (continued) –

The stock option transactions are summarized for the periods shown below:

	Number of Shares	Employee Stock Option Plan		Number of Shares	Non-Employee Directors Plan		Number of Shares	Other Employee Stock Option Arrangements		Total Number of Shares
		Exercise Price Range	Weighted Average Exercise Price		Exercise Price Range	Weighted Average Exercise Price		Exercise Price Range	Weighted Average Exercise Price
Options outstanding at February 3, 2001	288,000	$0.31-$13.88	$2.71	24,000	$0.16-$23.50	$4.72	60,000	$2.00	$2.00	372,000
Options granted in 2001	—			2,000	$0.14	$0.14	—			2,000
Options canceled in 2001	(40,000)	$1.00	$1.00	—			—			(40,000)

Options outstanding at February 2, 2002	248,000	$0.31-$13.88	$2.99	26,000	$0.14-$23.50	$4.37	60,000	$2.00	$2.00	334,000
Options granted in 2002	—			2,000	$0.08	$0.08	—			2,000

Options outstanding at February 1, 2003	248,000	$0.31-$13.88	$2.99	28,000	$0.08-$23.50	$4.06	60,000	$2.00	$2.00	336,000
Options granted in 2003	—			2,000	$0.13	$0.13	—			2,000
Options canceled in 2003	(153,000)	$2.00-$4.00	$3.61	(10,000)	$4.00	$4.00	—			(163,000)

Options outstanding at January 31, 2004	95,000	$0.31-$13.88	$2.00	20,000	$0.08-$23.50	$3.70	60,000	$2.00	$2.00	175,000

At January 31, 2004 options exercisable	95,000			15,000			60,000			170,000

Exercise prices for options issued from February 3, 2001 through January 31, 2004 ranged from $0.08 to $0.14.

The weighted average remaining contractual life of these options is 1.6 years.

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of grant.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Concentrations of Risk

For the years ended January 31, 2004, February 1, 2003 and February 2, 2002, sales to Lerner New York (“Lerner”) accounted for 91% and 93% and 77%, respectively, of Cygne’s net sales from continuing operations. For year ended February 2, 2002, sales to Dillard’s accounted for 20% of Cygne’s net sales from continuing operations.

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

8. Leases, Commitments and Litigation

Leases

At January 31, 2004, the Company is the lessee under one operating lease through June 30, 2004. Future minimum payments under the operating lease are $110,000. The Company is currently in negotiations for a new lease in both its present location and other locations.

Total rent expense under the operating leases from continuing operations for the years ended January 31, 2004, February 1, 2003, and February 2, 2002, amounted to approximately $287,000, $264,000, and $328,000, respectively.

Commitments

The Company has employment agreements with its two officers through 2005. Future minimum aggregate annual payments under these agreements amount to approximately $972,000 in 2004 and $245,000 in 2005. The officers and employees may receive additional compensation based upon the income, as defined, of the Company or one or more of its subsidiaries.

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

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable. See note 2 to the Consolidated Financial Statements for additional information.

The Company is involved in other various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows

9. Income Taxes

Deferred income taxes are provided using the liability method. Under this method, deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. Significant components of the Company’s deferred tax assets are as follows.

	Year Ended
	January 31, 2004	February 1, 2003
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$40,000	$40,000
Valuation allowances	(40,000)	(40,000)

Net deferred tax assets	$0	$0

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

For financial reporting purposes, income (loss) before income taxes includes the following components

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(In thousands)
Pretax income (loss)
United States	$69	$(131)	$(154)
Foreign	(59)	(2,534)	(23)

Total	$10	$(2,665)	$(177)

Significant components of the (benefit) provision for income taxes are as follows:

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(In thousands)
Current:
Federal	$0	$(4,800)	$0
Foreign	(389)	35	24
State and local	15	15	20

Total	$(374)	$(4,750)	$44

The reconciliation of income tax at U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended
	January 31, 2004		February 1, 2003		February 2, 2002
	(In thousands)
Tax at U.S statutory rates	$3	34.0%	$(906)	(34.0%)	$(129)	(34.0%)
Loss, no benefit provided	20	200.0	906	34.0	129	34.0
Utilization of net operating loss carry forwards	(23)	(234.0)	—	—	—	—
Reversal of tax accrual	(400)	(4,000.0)	(4,800)	(180.1)	—	—
Foreign and state income taxes	26	260.0	50	1.9	44	24.9

	$(374)	(3,740.0)%	$(4,750)	(178.2)%	$44	24.9%

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

As of January 31, 2004, based upon tax returns filed and to be filed, the Company expects to report a net operating loss carry forward for U.S. Federal income tax purposes of approximately $107,000,000. If unused, these loss carry forwards will expire in the Company’s taxable years ending in 2005 through 2023. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company’s stock, the Company’s loss carry forwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated. Approximately $78,000,000 of the net loss carry forwards will expire in the taxable year ended in 2011.

As of January 31, 2004, based upon tax returns filed and to be filed, the Company expects to report net operating loss carry forwards for New York State and City tax purposes (on a separate company basis) of approximately $67,000,000. If unused, these loss carry forwards will expire in the Company’s taxable years ending in 2005 through 2023. Approximately $35,000,000 of the net operating loss carry forwards for New York State and City (on a separate company basis) will expire in the taxable year ended in 2011.

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

On October 31, 1999, the date of sale of the Company’s Israeli Knit business, the Company’s wholly-owned subsidiary, M.T.G.I.—Textile Manufacturers Group (Israel) Ltd. (“MTGI”) had its Israeli tax-free status terminated retroactive to January 1, 1994. In June 2001, MTGI paid the Israeli Tax Authority assessment, including interest, of approximately $412,000 due on account of the termination of its tax-free status for the years ended December 31, 1994 through December 31, 1997.

Since 2001, the Guatemalan Internal Revenue Service has been conducting an audit of the Guatemalan tax returns filed by JMB Internacional, S.A. the Company’s 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. At January 31, 2004, based upon its knowledge of the status of the issues of the audit, Cygne’s management has decreased its original tax reserve for this audit by $400,000 and has shown this reduction as benefit for income taxes on the consolidated statements of operations for January 31, 2004.

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

10. Segment Information

Based on the criteria in SFAS No.131, the Company operates in one segment of the apparel market-women’s career and causal apparel

11. Employee Benefit Plans

The Company does not provide any post employment or post retirement benefits to its current or former employees. The Company implemented a 401(k) plan for domestic employees on February 2, 1997. The Company did match 33% of the employee’s contributions up to 3% of the employee’s voluntary contribution. Total contributions for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 amounted to approximately $1,000, $10,000 and $10,000, respectively. The Company’s 401(k) plan was terminated on March 28, 2003.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly financial data for the year ended January 31, 2004 and February 1, 2003.

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

	(In thousands except per share amounts)
	2003				2002
	Qtr.1	Qtr.2	Qtr.3	Qtr.4	Qtr.1	Qtr.2	Qtr.3	Qtr.4
Net sales	$6,064	$5,789	$9,117	$6,112	$5,207	$6,212	$5,366	$7,234
Gross profit	1,020	915	1,161	1,054	219	955	665	1,486
Provision for impairment of fixed assets	—	—	—	—	—	—	—	282
Income (loss) from continuing operations before interest and income taxes	209	137	242	114	(581)	237	(159)	447
Income (loss) from continuing operations	161	95	178	478	4,159	184	(206)	358
(Loss) from discontinued operation	0	0	(72)	(456)	(1,905)	(391)	—	(114)
Net income (loss)	161	95	106	22	2,254	(207)	(206)	244
Income (loss) per share-basic and diluted from continuing operations	$0.01	$0.01	$0.02	$0.03	$0.33	$0.01	$(0.02)	$0.04
(Loss) per share-basic and diluted from discontinued operation	0.00	(0.00)	(0.01)	(0.03)	(0.15)	(0.03)	0.00	(0.01)

Net income (loss) per share-basic and diluted	$0.01	$0.01	$0.01	$0.00	$0.18	$(0.02)	$(0.02)	$0.03

Cygne Designs, Inc. and Subsidiaries

Schedule II- Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Allowances Provided to Customers	Balance at End of Period
	(In thousands)
Reserves for returns and allowances:
Year ended February 2, 2002	$289	$188	$477	$0
Year ended February 1, 2003	0	42	22	20
Year ended January 31, 2004	20	56	71	5
Reserve for other receivables:
Year ended January 31, 2004	$0	$433	$0	$433