Form 10-Q
period 2004-05-01
CYGNE DESIGNS INC
filed 2004-06-15
CIK 906782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

Common Stock, $0.01 par value, 12,438,038 shares as of June 11, 2004.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).    Yes  ☐     No  ☒

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 1, 2004	January 31, 2004
	(Unaudited)	(Audited)
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,731	$3,345
Due from factor	1,778	1,775
Inventories	3,808	2,206
Marketable securities	120	163
Other receivables and prepaid expenses	145	280

Total current assets	8,582	7,769
Fixed assets, net	1,694	1,717
Other assets	43	43

Total assets	$10,319	$9,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,522	$623
Accrued expenses	844	814
Income taxes payable	588	590

Total current liabilities	2,954	2,027
Commitments and contingencies – note 4
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 25,000,000 shares authorized: 12,438,038 shares issued and outstanding	124	124
Paid-in capital	120,918	120,918
Accumulated other comprehensive loss	(121)	(78)
Accumulated deficit	(113,556)	(113,462)

Total stockholders’ equity	7,365	7,502

Total liabilities and stockholders’ equity	$10,319	$9,529

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	May 1, 2004	May 3, 2003
	(In thousands except per share amounts)
Net sales	$5,586	$6,064
Cost of goods sold	4,799	5,044

Gross profit	787	1,020
Selling, general, and administrative expenses	832	811

(Loss) income from continuing operations before interest and income taxes	(45)	209
Interest income	(6)	(4)
Interest expense	42	43

(Loss) income from continuing operations before income taxes	(81)	170
Provision for income taxes	5	9

(Loss) income from continuing operations	(86)	161
(Loss) from discontinued operation, net	(8)	—

Net (loss) income	$(94)	$161

(Loss) income per share – basic and diluted from continuing operations	$(0.01)	$0.01
(Loss) per share-basic and diluted from discontinued operation	—	—

Net (loss) income per share-basic and diluted	$(0.01)	$0.01

Weighted average common shares outstanding:
Basic	12,438	12,438

Diluted	12,438	12,439

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Period Ended May 1, 2004

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Comprehensive (Loss)	(Accumulated Deficit)	Total
	(In thousands)
Balance at January 31, 2004	12,438	$124	$120,918	$(78)	(113,462)	$7,502
Net (loss) for the three months ended May 1, 2004	—	—	—	—	(94)	(94)
Unrealized (loss) on marketable securities, net of tax for the three months ended May 1, 2004	—	—	—	(43)	—	(43)
Comprehensive (loss) for the three months ended May 1, 2004	—	—	—	—	—	(137)

Balance at May 1, 2004	12,438	$124	$120,918	$(121)	$(113,556)	$7,365

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	May 1, 2004	May 3, 2003
	(In thousands)
Operating activities
Net (loss) income	$(94)	$161
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	68	69
Changes in operating assets and liabilities:
Due from factor	(3)	510
Inventories	(1,602)	528
Other receivables and prepaid expenses	135	134
Other assets	0	1
Accounts payable	899	(48)
Accrued expenses	30	167
Income taxes payable	(2)	3

Net cash (used in) provided by operating activities	(569)	1,525

Investing activities
Purchase of fixed assets	(45)	(99)

Net cash (used in) investing activities	(45)	(99)

Net (decrease) increase in cash and cash equivalents	(614)	1,426
Cash and cash equivalents at beginning of period	3,345	2,610

Cash and cash equivalents at end of period	$2,731	$4,036

Supplemental disclosures of cash flow activities:
Income taxes paid	$7	$6

Interest paid	$29	$31

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 1, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004. The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date. The Company’s fiscal year ends on the Saturday nearest to January 31.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The interpretation is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)-Continued

Recently Issued Accounting Pronouncements (continued)

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

Net (Loss) Income Per Share

The following is an analysis of the differences between basic and diluted outstanding shares in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Three Months Ended
	May 1, 2004	May 3, 2003
	(in thousands)
Weighted average common shares outstanding	12,438	12,438
Effect of dilutive securities:
Stock Options	—	1

Weighted average common shares outstanding and common shares equivalents	12,438	12,439

For the three months ended May 1, 2004, the effect of options to purchase 175,000 shares of common stock was not considered for the diluted per share calculation, as their effect would be antidilutive.

Comprehensive Loss

Comprehensive loss is comprised of the net loss and the unrealized loss on marketable securities, net of tax, for the three months ended May 1, 2004.

Stock Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in the net (loss) income as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of the grant. There was no effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation using the Black-Scholes method of calculation.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)-Continued

Disposition of a Company

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

Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, the Company recorded deferred income of $350,000 which it was amortizing to income over a five-year period. At January 31, 2004, as a result of the uncertainty of the arbitration with CIG, Cygne has discontinued the amortization of remaining deferred income of $309,000, and has reserved the corresponding net receivable of $309,000, and has written off the related deferred income. The impact of these transactions had no effect on the results of continuing operations.

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. During the three months ended May 1, 2004, The Company incurred expenses of $8,000 related to the discontinued operation.

The Company decided to sell the Jordanian business as a result of the political uncertainty in the region that adversely affected the profitability of the business.

2. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

	May 1, 2004	January 31, 2004
	(In thousands)
Raw materials and Work-in-Process	$3,808	$2,094
Finished goods	0	112

	$3,808	$2,206

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) - Continued

3. Credit Facilities

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC Commercial Credit LLC (“Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4.00% at May 1, 2004) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at May 1, 2004 and the Company did not have any borrowings during the three months ended May 1, 2004.

Interest expense on the accompanying Consolidated Statements of Operations includes factor fees and the amortization of the deferred financing costs.

4. Commitments and Contingencies

Leases

At May 1, 2004, the Company had one operating lease through June 30, 2004. Future minimum payments under this lease are $44,000. Effective May 24, 2004, the Company entered into a new lease with an expiration date of October 31, 2008. Minimum future payments under this lease are as follows:

For the fiscal year ended	Minimum future payments
January 2005	$81,785
January 2006	163,322
January 2007	174,283
January 2008	185,517
January 2009	143,709

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

5. Income Tax

As of January 31, 2004, based upon tax returns filed and to be filed, the Company expects to have a net operating loss carry forward for U.S. Federal income tax purposes of approximately $107,000,000. If unused, these loss carry forwards will expire in the Company’s taxable years ending in 2005 through 2023. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company’s stock, the Company’s loss carry forwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated. Approximately $78,000,000 of the U.S. Federal net operating loss carry forwards will expire in the taxable year ended in 2011.

As of January 31, 2004, based upon tax returns filed and to be filed, the Company expects to have net operating loss carry forwards for New York State and City tax purposes (on a separate company basis) of approximately $67,000,000. If unused, these loss carry forwards will expire in the Company’s taxable years ending in 2005 through 2023. Approximately $35,000,000 of the net operating loss carry forwards for New York State and City (on a separate company basis) will expire in the taxable year ended in 2011.

Tax Audits

Since 2001, the Guatemalan Internal Revenue Service has been conducting an audit of the Guatemalan tax returns filed by JMB Internacional, S.A., the Company’s 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. At May 1, 2004, based upon its knowledge of the status of the issues of the audit, Cygne’s management has provided a reserve of $470,000 for these audits.

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

Statements in this Report concerning the Company’s business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, United States discontinuance of textile import quotas at January 1, 2005, a decline in demand for merchandise offered by the Company or changes and delays in customer delivery plans and schedules, significant regulatory changes, including increases in the rate of import duties or adverse changes in foreign countries export quotas, dependence on a key customer, an adverse tax ruling, risks associated with war and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise, risk of operations and suppliers in foreign countries, competition, the loss of key personnel, and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended January 31, 2004. The Company assumes no obligation to update or revise any such forward-looking statements.

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

The Company historically has been dependent on one or more key customers. A significant portion of the Company’s sales has been and is expected to continue to be to Lerner New York (“Lerner”). For 2003, sales to Lerner accounted for 91% of Cygne’s net sales from continuing operations.

For the first quarter of 2004, sales to Lerner and Jordache Limited accounted for 86% and 11%, respectively, of Cygne’s net sales from continuing operations. For the first quarter of 2003, sales to Lerner and Jordache Limited accounted for 91% and 9%, respectively, of the Company’s net sales from continuing operations. Although Cygne has a long-established relationship with Lerner, its key customer, Cygne does not have long-term contracts with Lerner. The Company’s future success will be dependent upon its ability to attract new customers and to maintain its relationship with Lerner. During the first quarter of 2004 Cygne has two customers in addition to Lerner. Cygne continues to maintain its positive working relationship with Lerner by providing on-time deliveries of quality products.

Effective January 1, 2005, the United States will discontinue textile import quotas affecting the products sourced by the Company. As a result of the discontinuance of textile import quotas, the Company’s customers may be able to secure the products currently being purchased from the Company in other places at a lower price. While it is not possible to forecast the impact to the Company of the discontinuance of textile import quotas, this change could cause the Company to face severe liquidity pressures, which would adversely affect the Company’s financial condition, results of operations and cash flows.

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

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

The policies with the greatest potential effect on the Company’s financial condition, results of operations and cash flows include the Company’s estimate on the collectibility of its trade accounts receivable, the recovery value of its inventory, the amount of income taxes that may be assessed by the taxing authorities upon audit of the Company’s tax returns, and the valuation allowance against the deferred tax asset.

For trade accounts receivable (due from factor), the Company estimates the net collectibility, considering both historical and anticipated deductions taken by customers. For inventory, the Company values its inventory of seconds and of excess production at no value. For amounts of additional income taxes that may be assessed by the various taxing authorities upon audit of the Company’s tax returns, the Company estimates the amount based upon its knowledge of the cases and upon the advice of its tax counsel.

For the valuation allowance against the deferred tax asset, the Company has recorded a valuation allowance against the entire deferred tax asset due to the Company’s history of low profits. However, should the Company conclude that future profitability is reasonably assured; the value of the deferred tax asset would be increased by the elimination of some or all of the valuation allowance.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s audited consolidated financial statements and notes thereto as shown in the Annual Report on Form 10-K for the year ended January 31, 2004.

Results of Operations

The following table is derived from the Company’s consolidated statements of operations for the three months ended May 1, 2004 and May 3, 2003 and expresses for the periods certain data as a percentage of net sales:

	Three Months Ended
Continuing Operations	May 1, 2004	May 3, 2003
Net sales	100.0%	100.0%

Gross profit	14.1	16.8
Selling, general, and administrative expenses	14.9	13.4

(Loss) income from continuing operations before interest and income taxes	(0.8)	3.4
Interest expense, net	0.6	0.6
Provision for income taxes	0.1	0.1

(Loss) income from continuing operations	(1.5)%	2.7%

Three months ended May 1, 2004 (first quarter of 2004) compared to three months ended May 3, 2003 (first quarter of 2003)

Net Sales

Net sales for the first quarter of 2004 were $5,586,000, a decrease of $478,000, or 7.9%, from $6,064,000 in the first quarter of 2003.

The decrease in sales resulted from decreased sales to Lerner of $726,000 offset in part by increased sales to Jordache Enterprises of $85,000 and sales to a new customer of $163,000. The decrease in sales to Lerner was the result of the number and size of the programs that Lerner purchased from Cygne. The increase in sales to Jordache was the result of the number and size of the programs that Jordache purchased from Cygne.

Lerner and Jordache accounted for 86% and 11%, respectively, of Cygne’s net sales for the first quarter of 2004 and 91% and 9%, respectively, of Cygne’s net sales for the first quarter of 2003.

Gross Profit

The maintained gross profit for the first quarter of 2004 was $787,000, a decrease of $233,000 or 22.8% from the gross profit of $1,020,000 for the comparable period in 2003. The decrease in gross profit was attributable to the decrease in sales and to the decrease in gross margin percentage in the first quarter of 2004 as compared to the first quarter of 2003.

The gross margin percentage for the first quarter of 2004 was 14.1% compared to 16.8% for the first quarter of 2003. The decrease in gross margin was attributable to higher unabsorbed overhead in the first quarter of 2004 than in the first quarter of 2003 at the Company’s Guatemala facility offset principally by adjustments to inventory valuation allowances.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the first quarter of 2004 were $832,000, an increase of $21,000 or 2.6% from $811,000 in the comparable period in 2003. The increases in expense in the first quarter of 2004 compared to the first quarter of 2003 were primarily an increase in personnel costs and professional fees.

Interest

Interest expense includes factor fees and the amortization of deferred financing costs. Interest expense for the first quarter of 2004 was $42,000, a decrease of $1,000 from $43,000 from the first quarter of 2004.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2004 was $5,000 as compared to $9,000 in the first quarter of 2003. The decrease in tax in the first quarter of 2004 as compared to the first quarter of 2003 was caused by the elimination of foreign income taxes.

Discontinued Operation

The sale of the Jordanian business in 2002 and its related operating results have been excluded from the results from continuing operations and are classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. The discontinued operation expense of $8,000 for the first quarter of 2004 represents professional fees incurred in connection with Cygne’s arbitration case against Century Investment Group (“CIG”) for the collection of Cygne’s receivable from CIG of $433,000. This receivable was established in July 2002 in connection with CIG’s purchase from Cygne of its Jordan business.

Liquidity and Capital Resources

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC (‘Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4.00% at May 1, 2004) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at May 1, 2004 and the Company did not have any borrowings during the three months ended May 1, 2004.

Total net cash used in operating activities for the first quarter of 2004 was $569,000 compared to total net cash provided by operating activities in the first quarter of 2003 of $1,525,000.

Net cash used in operating activities for the first quarter of 2004 for the discontinued operation was $8,000. Net cash used in operating activities for the first quarter of 2004 for continuing operations was $561,000. The components of cash used in operating activities totaling $1,625,000 are (i) increase in inventories of $1,602,000,

(ii) losses, net of depreciation, of $18,000, (iii) increase in due from factor of $3,000, and (iv) decrease in income taxes payable of $2,000. The cash used in operations was partially offset by cash provided by operations totaling $1,064,000. The components of cash provided are (a) a decrease of other receivables of $135,000, (b) an increase in accounts payable of $899,000, and (c) an increase in accrued expenses of $30,000.

Total net cash provided by operating activities in the first quarter of 2003 from continuing operations was $1,525,000. The components of cash provided by operating activities totaling $1,573,000 are (i) a decrease in due from factor of $510,000, (ii) a decrease in inventories of $528,000, (iii) a decrease in other assets of $135,000, (iv) an increase in accrued liabilities of $167,000, (v) an increase in income taxes payable of $3,000, and (vi) an increase in income from continuing operations including depreciation of $230,000. The cash provided by operations was partially offset by cash used of $48,000 to decrease accounts payable.

Cash used in investing activities in the first quarter of 2004 of $45,000 consisted of the purchase of computer equipment in the amount of $13,000 and the purchase of sewing machines in the amount of $32,000.

Cash used in investing activities in the first quarter of 2003 of $99,000 consisted of the purchase of computer equipment in the amount of $13,000 and the purchase of sewing machines in the amount of $86,000.

Effective May 24, 2004, the Company entered into a lease with an expiration date of October 31, 2008. Minimum payments for this lease for the next twelve months approximate $134,000. During the second quarter of 2004, Cygne will make alterations to the new premises with a cost of approximately $180,000.

There were no financing activities in the first quarter of 2004 or in the first quarter of 2003.

At May 1, 2004 and at January 1, 2004, working capital was $5,628,000 and $5,742,000, respectively.

The Company’s financial performance for the next twelve months will depend on a variety of factors, including the amount of sales to Lerner and the effect on Cygne’s business on account of the discontinued textile import quotas by the United States effective January 1, 2005. As a result of the discontinuance of textile import quotas, the Company’s customers may be able to secure the products currently being purchased from the Company in other places at a lower price. If the Company has significant operating losses or if its ability to borrow under its credit facilities is limited or terminated, the Company will face severe liquidity pressures, which would adversely affect the Company’s financial condition and results of operations and cash flows. The Company has in the past incurred costs in restructuring its operations due to the loss of customers. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

Effect of New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The interpretation is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

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

Commitments and Contingencies

Leases

At May 1, 2004, the Company had one operating lease through June 30, 2004. Future minimum payments under this lease are $44,000. Effective May 24, 2004, the Company entered into a new lease with an expiration date of October 31, 2008. Minimum future payments under this lease are as follows:

For the fiscal year ended	Minimum future payments
January 2005	$81,785
January 2006	163,322
January 2007	174,283
January 2008	185,517
January 2009	143,709

Off-Balance Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating its business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe it has a material exposure to market risk. The Company’s earnings may be affected by changes in short-term interest rates as a result of borrowings under the Factor Agreement. At the Company’s current borrowing levels; a two percent increase in interest rates affecting the Company’s credit facility would not have a material effect on the Company’s year-to-date and projected 2004 net income.

Item 4. Controls and Procedures

The Company’s management with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 1, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. Such evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended May 1, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

June 15, 2004	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

June 15, 2004	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary

Exhibit Index

10.16*	Sublease between Thacher Proffitt & Wood, LLP, sub landlord and Cygne Designs, Inc., subtenant

31.1*	Certificate of Principal Executive Officer

31.2*	Certificate of Principal Financial Officer

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.