Form 10-Q
period 2004-07-31
CYGNE DESIGNS INC
filed 2004-09-14
CIK 906782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-22102

CYGNE DESIGNS, INC.

Delaware	04-2843286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 West 42nd Street, New York, New York	10036
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $0.01 par value, 12,438,038 shares as of September 7, 2004.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).    Yes  ☐    No  ☒

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31, 2004	January 31, 2004
	(Unaudited)	(Audited)
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,944	$3,345
Due from factor	3,687	1,775
Inventories	3,300	2,206
Marketable securities	67	163
Other receivables and prepaid expenses	198	280

Total current assets	9,196	7,769
Fixed assets, net	1,732	1,717
Other assets	33	43

Total assets	$10,961	$9,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,009	$623
Accrued expenses	868	814
Income taxes payable	578	590

Total current liabilities	3,455	2,027
Commitments and contingencies – note 4
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 25,000,000 shares authorized: 12,438,038 shares issued and outstanding	124	124
Paid-in capital	120,918	120,918
Accumulated other comprehensive loss	(174)	(78)
Accumulated deficit	(113,362)	(113,462)

Total stockholders’ equity	7,506	7,502

Total liabilities and stockholders’ equity	$10,961	$9,529

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(In thousands except per share amounts)
Net sales	$10,318	$5,789	$15,904	$11,853
Cost of goods sold	8,959	4,874	13,758	9,918

Gross profit	1,359	915	2,146	1,935
Selling, general, and administrative expenses	1,093	778	1,925	1,589

Income from continuing operations before interest and income taxes	266	137	221	346
Interest income	(1)	(5)	(7)	(9)
Interest expense	61	40	103	83

Income from continuing operations before income taxes	206	102	125	272
Provision for income taxes	5	7	10	16

Income from continuing operations	201	95	115	256
(Loss) from discontinued operation, net	(7)	—	(15)	—

Net income	$194	$95	$100	$256

Income per share – basic and diluted from continuing operations	$0.02	$0.01	$0.01	$0.02
(Loss) per share-basic and diluted from discontinued operation	—	—	—	—

Net income per share-basic and diluted	$0.02	$0.01	$0.01	$0.02

Weighted average common shares outstanding:
Basic	12,438	12,438	12,438	12,438

Diluted	12,443	12,440	12,445	12,440

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Period Ended July 31, 2004

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Comprehensive (Loss)	(Accumulated Deficit)	Total
	(In thousands)
Balance at January 31, 2004	12,438	$124	$120,918	$(78)	(113,462)	$7,502
Net income for the six months ended July 31, 2004	—	—	—	—	100	100
Unrealized (loss) on marketable securities, net of tax for the six months ended July 31, 2004	—	—	—	(96)	—	(96)

Comprehensive income for the six months ended July 31, 2004	—	—	—	—	—	4

Balance at July 31, 2004	12,438	$124	$120,918	$(174)	$(113,362)	$7,506

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	July 31, 2004	August 2, 2003
	(In thousands)
Operating activities
Net income	$100	$256
Adjustments to reconcile net income to net cash (used in) operating activities
Depreciation	140	140
Changes in operating assets and liabilities:
Due from factor	(1,912)	(745)
Inventories	(1,094)	(72)
Other receivables and prepaid expenses	82	120
Other assets	10	—
Accounts payable	1,386	141
Accrued expenses	54	43
Income taxes payable	(12)	6

Net cash (used in) operating activities	(1,246)	(111)

Investing activities
Purchase of fixed assets	(155)	(174)

Net cash (used in) investing activities	(155)	(174)

Net (decrease) in cash and cash equivalents	(1,401)	(285)
Cash and cash equivalents at beginning of period	3,345	2,610

Cash and cash equivalents at end of period	$1,944	$2,325

Supplemental disclosures of cash flow activities:
Income taxes paid	$22	$10

Interest paid	$75	$59

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004. The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date. The Company’s fiscal year ends on the Saturday nearest to January 31.

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

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(in thousands)
Weighted average common shares outstanding	12,438	12,438	12,438	12,438
Effect of dilutive securities:
Stock Options	5	2	7	2

Weighted average common shares outstanding and common shares equivalents	12,443	12,440	12,445	12,440

Comprehensive Loss

Comprehensive income is comprised of the net income and the unrealized loss on marketable securities, net of tax, for the six months ended July 31, 2004.

Stock Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in the net income as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of the grant. There was no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation using the Black-Scholes method of calculation.

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

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. During the three and six months ended July 31, 2004, the Company incurred expenses of $7,000 and $15,000, respectively, related to the discontinued operation.

The Company decided to sell the Jordanian business as a result of the political uncertainty in the region that adversely affected the profitability of the business.

2. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

	July 31, 2004	January 31, 2004
	(In thousands)
Raw materials and Work-in-Process	$3,229	$2,094
Finished goods	71	112

	$3,300	$2,206

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) - Continued

3. Credit Facilities

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC Commercial Credit LLC (“Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4.5% at July 31, 2004) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at July 31, 2004 and the Company did not have any borrowings during the six months ended July 31, 2004.

Interest expense on the accompanying Consolidated Statements of Operations includes factor fees and the amortization of the deferred financing costs.

4. Commitments and Contingencies

Leases

Commencing May 24, 2004, the Company entered into a lease with an expiration date of October 31, 2008. Minimum future payments under this lease are as follows:

For the fiscal year ended	Minimum future payments
January 2005	$78,068
January 2006	163,322
January 2007	174,283
January 2008	185,517
January 2009	143,709

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) - Continued

5. Income Tax

As of January 31, 2004, based upon tax returns filed and to be filed, the Company reported a net operating loss carry forward for U.S. Federal income tax purposes of approximately $107,000,000. If unused, these loss carry forwards will expire in the Company’s taxable years ending in 2005 through 2024. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company’s stock, the Company’s loss carry forwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated. Approximately $78,000,000 of the U.S. Federal net operating loss carry forwards will expire in the taxable year ended in 2011.

As of January 31, 2004, based upon tax returns filed and to be filed, the Company reported a net operating loss carry forwards for New York State and City tax purposes (on a separate company basis) of approximately $67,000,000. If unused, these loss carry forwards will expire in the Company’s taxable years ending in 2005 through 2024. Approximately $35,000,000 of the net operating loss carry forwards for New York State and City (on a separate company basis) will expire in the taxable year ended in 2011.

Tax Audits

Since 2001, the Guatemalan Internal Revenue Service has been conducting an audit of the Guatemalan tax returns filed by JMB Internacional, S.A., the Company’s 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. At July 31, 2004, based upon its knowledge of the status of the issues of the audit, Cygne’s management has provided a reserve of $470,000 for these audits.

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

The Company historically has been dependent on one or more key customers. A significant portion of the

Company’s sales has been and is expected to continue to be to Lerner New York who changed its name in May 2004 to New York & Company, Inc. (“NY&C”). For year 2003, sales to NY&C accounted for 91% of Cygne’s net sales from continuing operations.

For the second quarter of 2004, sales to NY&C and Jordache Enterprises accounted for 72% and 23%, respectively, of Cygne’s net sales from continuing operations. For the second quarter of 2003, sales to NY&C and Jordache Enterprises accounted for 88% and 12%, respectively, of the Company’s net sales from continuing operations. For the six months ended July 31, 2004, sales to NY&C and Jordache Enterprises accounted for 77% and 19%, respectively, of Cygne’s net sales from continuing operations. For the six months ended August 2, 2003, sales to NY&C and Jordache Enterprises accounted for 90% and 10%, respectively, of the Company’s net sales from continuing operations. Although Cygne has a long-established relationship with NY&C, its key customer, Cygne does not have long-term contracts with NY&C. The Company’s future success will be dependent upon its ability to attract new customers and to maintain its relationship with NY&C. During the six months ended July 31, 2004, Cygne has two customers in addition to NY&C. Cygne continues to maintain its positive working relationship with NY&C by providing on-time deliveries of quality products.

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

For the valuation allowance against the deferred tax asset, the Company has recorded a valuation allowance against the entire deferred tax asset due to the Company’s history of low profits. However, should the Company conclude that future profitability is reasonably assured, the value of the deferred tax asset would be increased by the elimination of some or all of the valuation allowance.

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

Results of Operations

The following table is derived from the Company’s consolidated statements of operations for the three and six months ended July 31, 2004 and August 2, 2003 and expresses for the periods certain data as a percentage of net sales:

	Three Months Ended		Six Months Ended
Continuing Operations	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	13.2	15.8	13.5	16.3
Selling, general, and administrative expenses	10.6	13.4	12.1	13.4

Income from continuing operations before interest and income taxes	2.6	2.4	1.4	2.9
Interest expense, net	0.6	0.7	0.6	0.7
Provision for income taxes	0.1	0.1	0.1	0.1

Income from continuing operations	1.9%	1.6%	0.7%	2.1%

Three months (second quarter of 2004) and six months ended July 31, 2004 (first half of 2004) compared to three months (second quarter of 2003) and six months ended August 2, 2003 (first half of 2003)

Net Sales

Net sales for the second quarter of 2004 were $10,318,000, an increase of $4,529,000, or 78%, from $5,789,000 in the second quarter of 2003. Net sales for the first half of 2004 were $15,904,000, an increase of $4,051,000, or 34%, from $11,853,000 in the first half of 2003.

The increase in sales in the second quarter of 2004 compared to the second quarter of 2003 of $4,529,000 resulted from increased sales to NY&C of $2,364,000, increased sales to Jordache Enterprises of $1,708,000 and sales to other customers of $457,000. The increase in sales to NY&C was the result of the number and size of the programs that NY&C purchased from Cygne. The increase in sales to Jordache was the result of the number and size of the programs that Jordache purchased from Cygne.

The increase in sales in the first half of 2004 compared to the first half of 2003 of $4,051,000 resulted from increased sales to NY&C of $1,638,000, increased sales to Jordache Enterprises of $1,793,000, and sales to other customers of $620,000. The increase in sales to NY&C was the result of the number and size of the programs that NY&C purchased from Cygne. The increase in sales to Jordache was the result of the number and size of the programs that Jordache purchased from Cygne.

NY&C and Jordache accounted for 72% and 23%, respectively, of Cygne’s net sales for the second quarter of 2004 and 88% and 12%, respectively, of Cygne’s net sales for the second quarter of 2003. NY&C and Jordache accounted for 77% and 19%, respectively, of Cygne’s net sales for the first half of 2004 and 90% and 10%, respectively, of Cygne’s net sales for the first half of 2003.

Gross Profit

The maintained gross profit for the second quarter of 2004 was $1,359,000; an increase of $444,000 or 48% from the gross profit of $915,000 for the first half of 2003. The maintained gross profit for the first half of 2004 was $2,146,000; an increase of $211,000 or 11% from the gross profit of $1,935,000 for the first half of 2003.

The increase in gross profit for the second quarter and first half of 2004 compared to the second quarter and first half of 2003 was attributable to the increase in sales and offset in part by a decrease in gross margin percentage in the second quarter of 2004 as compared to the second quarter of 2003.

The gross margin percentage for the second quarter of 2004 was 13.2% compared to 15.8% for the second quarter of 2003. The gross margin percentage for the first half of 2004 was 13.5% compared to 16.3% for the first half of 2003.

The decrease in gross margin for the second quarter and first half of 2004 compared to the second quarter and first half of 2003 was attributable to higher overhead in the second quarter of 2004 than in the second quarter of 2003 at the Company’s Guatemala facility and higher fabric and freight variances offset principally by the sale of second quality inventory which had been marked down in prior periods for $300,000.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the second quarter of 2004 were $1,093,000, an increase of $315,000 from $778,000 in the second quarter of 2003. Selling, general, and administrative expenses for the first half of 2004 were $1,925,000, an increase of $336,000, from $1,589,000 from the first half of 2003.

The increases in expense in the second quarter of 2004 compared to the second quarter of 2003 were principally comprised of costs incurred to move the New York office of $135,000, increase in sales commissions of $82,000, and an increase in net insurance costs of $44,000.

The increases in expense in the first half of 2004 compared to the first half of 2003 were similar to the reasons and amounts explained for the increases in the second quarter 2004 as compared to the second quarter 2003.

The selling, general and administrative expenses for the first half of 2004 do not include the anticipated increase in accounting fees in year 2005 for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The anticipated increases in fees are projected to be in the $150,000 to $200,000 range.

Interest

Interest expense includes factor fees and the amortization of deferred financing costs.

Interest expense for the second quarter of 2004 was $61,000, an increase of $21,000 from $40,000 from the second quarter of 2004. Interest expense for the first half of 2004 was $103,000, an increase of $20,000 from $83,000 from the first half of 2003. The higher sales in 2004 as compared to 2003 caused more factor fees to be paid.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2004 was $5,000 as compared to $7,000 in the second quarter of 2003. The provision for income taxes for the first half of 2004 was $10,000 as compared to $16,000 for the first half of 2003.

The decrease in tax in the second quarter of 2004 and the first half of 2004 as compared to the respective periods of 2003 was caused by the elimination of foreign income taxes.

Discontinued Operation

The sale of the Jordanian business in 2002 and its related operating results have been excluded from the results from continuing operations and are classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. The discontinued operation expense of $7,000 for the second quarter of 2004 and $15,000 for the first half of 2004 represents professional fees incurred in connection with Cygne’s arbitration case against Century Investment Group (“CIG”) for the collection of Cygne’s receivable from CIG of $433,000. This receivable was established in July 2002 in connection with CIG’s purchase from Cygne of its Jordan business.

Liquidity and Capital Resources

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC (‘Factor Agreement”). The Factor Agreement, which terminates on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4.5% at July 31, 2004) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at July 31, 2004 and the Company did not have any borrowings during the six months ended July 31, 2004.

Total net cash used in operating activities for the six months ended July 31, 2004 was $1,246,000 compared to total net cash used in operating activities for the six months ended August 2, 2003 of $111,000.

Net cash used in operating activities for the first half of 2004 for the discontinued operation was $15,000. Net cash used in operating activities for the first half of 2004 for continuing operations was $1,231,000. The components of cash used in continuing operating activities totaling $3,018,000 are (i) increase in inventories of $1,094,000, (ii) increase in due from factor of $1,912,000, and (iii) decrease in income taxes payable of $12,000. The cash used in continuing operations was partially offset by cash provided by operations totaling $1,787,000. The components of cash provided are (a) a decrease of other receivables and other assets of $92,000, (b) an increase in accounts payable of $1,386,000, (c) an increase in accrued expenses of $54,000, and (d) net income and depreciation of $255,000 from continuing operations.

Net cash used in operating activities in the six months ended August 2, 2003 was $111,000. Cash used in operating activities were comprised of (i) an increase in due from factor of $72,000, and (ii) an increase in inventories of $745,000. Cash provided by operations were comprised of (a) a decrease in other assets of $120,000, (b) an increase in accounts payable of $141,000, (c) an increase in accrued liabilities of $43,000, (c) an increase in income taxes payable of $6,000, and (d) net income and depreciation of $396,000 from continuing operations.

Cash used in investing activities in the first half of 2004 of $155,000 consisted of the purchase of computer equipment in the amount of $13,000, sewing machines in the amount of $32,000, and leasehold improvements to its New York office of $110,000.

Cash used in investing activities in the first half of 2003 of $174,000 consisted of the purchase of computer equipment in the amount of $15,000 and the purchase of sewing machines in the amount of $159,000.

Effective May 24, 2004, the Company entered into a lease with an expiration date of October 31, 2008. Minimum payments for this lease for the next twelve months approximate $158,000.

There were no financing activities in the first half of 2004 or in the first half of 2003.

At July 31, 2004 and at January 31, 2004, working capital was $5,741,000 and $5,742,000, respectively.

The Company’s financial performance for the next twelve months will depend on a variety of factors, including the amount of sales to NY&C and the effect on Cygne’s business on account of the discontinued textile import quotas by the United States effective January 1, 2005. As a result of the discontinuance of textile import quotas, the Company’s customers may be able to secure the products currently being purchased from the Company in other places at a lower price. If the Company has significant operating losses, the Company will face severe liquidity pressures, which would adversely affect the Company’s financial condition, results of operations and cash flows. The Company has in the past incurred costs in restructuring its operations due to the loss of customers. The Company is continuing to review its business operations and could incur additional costs in the future associated with the restructuring of its operations.

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

Commitments and Contingencies

Leases

Commencing May 24, 2004, the Company entered into a new lease with an expiration date of October 31, 2008. Minimum future payments under this lease are as follows:

For the fiscal year ended	Minimum future payments
January 2005	$78,068
January 2006	163,322
January 2007	174,283
January 2008	185,517
January 2009	143,709

Off-Balance Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating its business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe it has a material exposure to market risk. The Company’s earnings may be affected by changes in short-term interest rates as a result of borrowings under it Factoring Agreement. At the Company’s current borrowing levels; a two percent increase in interest rates affecting the Company’s credit facility would not have a material effect on the Company’s year-to-date and projected 2004 net income.

Item 4. Controls and Procedures

The Company’s management with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. Such evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended July 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

September 14, 2004	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board
and Chief Executive Officer

September 14, 2004	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President,
Chief Financial Officer and Treasurer and Secretary

Exhibit Index

10.16**	Sublease between Thacher Proffitt & Wood, LLP, sub landlord and Cygne Designs, Inc., subtenant

31.1 *	Certificate of Principal Executive Officer

31.2 *	Certificate of Principal Financial Officer

32.1 *	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Filed with Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004.