Form 10-Q
period 2004-10-30
CYGNE DESIGNS INC
filed 2004-12-14
CIK 906782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Common Stock, $0.01 par value, 12,438,038 shares outstanding as of December 7, 2004.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).     Yes  ☐    No  ☒

.

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 30, 2004	January 31, 2004
	(Unaudited)	(Audited)
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,683	$3,345
Due from factor	3,156	1,775
Inventories	2,356	2,206
Marketable securities	54	163
Other receivables and prepaid expenses	153	280

Total current assets	8,402	7,769
Fixed assets, net	1,727	1,717
Other assets	33	43

Total assets	$10,162	$9,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$983	$623
Accrued expenses	993	814
Income taxes payable	578	590

Total current liabilities	2,554	2,027
Commitments and contingencies – note 4
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 25,000,000 shares authorized: 12,438,038 shares issued and outstanding	124	124
Paid-in capital	120,918	120,918
Accumulated comprehensive loss	(187)	(78)
Accumulated deficit	(113,247)	(113,462)

Total stockholders’ equity	7,608	7,502

Total liabilities and stockholders’ equity	$10,162	$9,529

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	(In thousands except per share amounts)
Net sales	$8,470	$9,117	$24,374	$20,970
Cost of goods sold	7,383	7,956	21,141	17,874

Gross profit	1,087	1,161	3,233	3,096
Selling, general, and administrative expenses	908	919	2,833	2,508

Income from continuing operations before interest and income taxes	179	242	400	588
Interest income	(2)	(3)	(9)	(12)
Interest expense	56	59	159	142

Income from continuing operations before income taxes	125	186	250	458
Provision for income taxes	5	8	15	24

Income from continuing operations	120	178	235	434
(Loss) from discontinued operation, net	(5)	(72)	(20)	(72)

Net income	$115	$106	$215	$362

Income per share – basic and diluted from continuing operations	$0.01	$0.02	$0.02	$0.04
(Loss) per share-basic and diluted from discontinued operation	—	(0.01)	—	(0.01)

Net income per share-basic and diluted	$0.01	$0.01	$0.02	$0.03

Weighted average common shares outstanding:
Basic	12,438	12,438	12,438	12,438

Diluted	12,443	12,440	12,443	12,441

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Period Ended October 30, 2004

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Comprehensive (Loss)	(Accumulated Deficit)	Total
	(In thousands)
Balance at January 31, 2004	12,438	$124	$120,918	$(78)	(113,462)	$7,502
Net income for the nine months ended October 30, 2004	—	—	—	—	215	215
Unrealized (loss) on marketable securities for the nine months ended October 30, 2004	—	—	—	(109)	—	(109)

Comprehensive income for the nine months ended October 30, 2004	—	—	—	—	—	106

Balance at October 30, 2004	12,438	$124	$120,918	$(187)	$(113,247)	$7,608

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	October 30, 2004	November 1, 2003
	(In thousands)
Operating activities
Net income	$215	$362
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	218	211
Changes in operating assets and liabilities:
Due from factor	(1,381)	(1,427)
Inventories	(150)	(22)
Other receivables and prepaid expenses	127	157
Other assets	10	(1)
Accounts payable	360	661
Accrued expenses	179	461
Income taxes payable	(12)	10

Net cash (used in) provided by operating activities	(434)	412

Investing activities
Purchase of fixed assets	(228)	(196)

Net cash (used in) investing activities	(228)	(196)

Net (decrease) increase in cash and cash equivalents	(662)	216
Cash and cash equivalents at beginning of period	3,345	2,610

Cash and cash equivalents at end of period	$2,683	$2,826

Supplemental disclosures of cash flow activities:
Income taxes paid	$27	$13

Interest paid	$131	$108

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004. The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date. The Company’s fiscal year ends on the Saturday nearest to January 31.

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

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	(in thousands)
Weighted average common shares outstanding	12,438	12,438	12,438	12,438
Effect of dilutive securities:
Stock Options	5	2	5	3

Weighted average common shares outstanding and common shares equivalents	12,443	12,440	12,443	12,441

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)-Continued

Comprehensive Income

Comprehensive income is comprised of the net income and the unrealized loss on marketable securities for the nine months ended October 30, 2004.

Stock Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in the net income as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of the grant. There would be no material effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation using the Black-Scholes method of calculation.

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

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. During the three and nine months ended October 30, 2004, the Company incurred expenses of $5,000 and $20,000, respectively, related to the discontinued operation.

The Company decided to sell the Jordanian business as a result of the political uncertainty in the region that adversely affected the profitability of the business.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) - Continued

2. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

	October 30, 2004	January 31, 2004
	(In thousands)
Raw materials and Work-in-Process	$2,356	$2,094
Finished goods	0	112

	$2,356	$2,206

3. Credit Facilities

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC Commercial Credit LLC (“Factor Agreement”). The Factor Agreement, which was scheduled to terminate on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4.75% at October 30, 2004) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its annual factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at October 30, 2004 and the Company did not have any borrowings during the nine months ended October 30, 2004. The Company terminated its Factor Agreement as of October 30, 2004. At that time, the Company paid GMAC its contractual early termination fee of $22,500. The Company does not anticipate that it will have another credit facility in place by January 29, 2005, the last day of its fiscal year, and the Company is not forecasting any borrowing needs during that period.

Interest expense on the accompanying Consolidated Statements of Operations includes factor fees, factor early termination fee and the amortization of the deferred financing costs.

4. Commitments and Contingencies

Leases

Commencing May 24, 2004, the Company entered into a lease with an expiration date of October 31, 2008. Minimum future payments under this lease are as follows:

For the fiscal year ended	Minimum future payments
January 2005	$39,036
January 2006	163,322
January 2007	174,283
January 2008	185,517
January 2009	143,709
$705,867

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

Tax Audits

Since 2001, the Guatemalan Internal Revenue Service has been conducting an audit of the Guatemalan tax returns filed by JMB Internacional, S.A., the Company’s 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. At October 30, 2004, based upon its knowledge of the status of the issues of the audit, Cygne’s management has provided a reserve of $470,000 for these audits.

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

For the third quarter of 2004, sales to NY&C and Jordache Enterprises accounted for 84% and 14%, respectively, of Cygne’s net sales from continuing operations. For the third quarter of 2003, sales to NY&C and Jordache Enterprises accounted for 93% and 5%, respectively, of the Company’s net sales from continuing operations. For the nine months ended October 30, 2004, sales to NY&C and Jordache Enterprises accounted for 80% and 17%, respectively, of Cygne’s net sales from continuing operations. For the nine months ended November 1, 2003, sales to NY&C and Jordache Enterprises accounted for 91% and 8%, respectively, of the Company’s net sales from continuing operations. At October 30, 2004, Cygne has not received nor does it anticipate it will receive orders from Jordache Enterprises for delivery in the fourth quarter of 2004. Cygne’s sales to Jordache in the fourth quarter of 2003 were $563,000.

Although Cygne has a long-established relationship with NY&C, its key customer, Cygne does not have long-term contracts with NY&C. The Company’s future success will be dependent upon its ability to attract new customers and to maintain its relationship with NY&C. At October 30, 2004, Cygne has two customers, excluding Jordache, in addition to NY&C. Cygne continues to maintain its positive working relationship with NY&C by providing on-time deliveries of quality products at competitive prices.

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

Critical Accounting Estimates

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

For trade accounts receivable (due from factor), the Company estimates the net collectibility, considering both historical and anticipated deductions taken by customers. For inventory, the Company values its inventory which is allocated to the fulfillment customer orders at cost and all other inventory including seconds and excess production at no value. For amounts of additional income taxes that may be assessed by the various taxing authorities upon audit of the Company’s tax returns, the Company estimates the amount based upon its knowledge of the cases and upon the advice of its tax counsel.

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

Results of Operations

The following table is derived from the Company’s consolidated statements of operations for the three and nine months ended October 30, 2004 and November 1, 2003 and expresses for the periods certain data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
Continuing Operations	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	12.8	12.7	13.3	14.8
Selling, general, and administrative expenses	10.7	10.1	11.6	12.0

Income from continuing operations before interest and income taxes	2.1	2.6	1.7	2.8
Interest expense, net	0.6	0.6	0.6	0.6
Provision for income taxes	0.1	0.1	0.1	0.1

Income from continuing operations	1.4%	1.9%	1.0%	2.1%

Three months (third quarter of 2004) and nine months ended October 30, 2004 compared to three months (third quarter of 2003) and nine months ended November 1, 2003.

Net Sales

Net sales for the third quarter of 2004 were $8,470,000, a decrease of $647,000, or 7%, from $9,117,000 in the third quarter of 2003. Net sales for the nine months of 2004 were $24,374,000, an increase of $3,404,000, or 16%, from $20,970,000 for the nine months of 2003.

The decrease in sales in the third quarter of 2004 compared to the third quarter of 2003 of $647,000 resulted from decreased sales to NY&C of $1,415,000, increased sales to Jordache Enterprises of $758,000 and net increased sales to other customers of $10,000. The decrease in sales to NY&C was the result of the number and size of the programs that NY&C purchased from Cygne. The increase in sales to Jordache was the result of the number and size of the programs that Jordache purchased from Cygne.

The increase in sales for the nine months of 2004 compared to the nine months of 2003 of $3,404,000 resulted from increased sales to NY&C of $223,000, increased sales to Jordache Enterprises of $2,551,000, and increased sales to other customers of $630,000. The increase in sales to NY&C was the result of the number and size of the programs that NY&C purchased from Cygne. The increase in sales to Jordache was the result of the number and size of the programs that Jordache purchased from Cygne. At October 30, 2004, Cygne has not received nor does it anticipate it will receive orders from Jordache Enterprises for delivery in the fourth quarter of 2004. Cygne’s sales to Jordache in the fourth quarter of 2003 were $563,000.

NY&C and Jordache accounted for 84% and 14%, respectively, of Cygne’s net sales for the third quarter of 2004 and 93% and 5%, respectively, of Cygne’s net sales for the third quarter of 2003. NY&C and Jordache accounted for 80% and 17%, respectively, of Cygne’s net sales for the nine months of 2004 and 91% and 8%, respectively, of Cygne’s net sales for the nine months of 2003.

Gross Profit

The maintained gross profit for the third quarter of 2004 was $1,087,000, a decrease of $74,000 or 6% from the gross profit of $1,161,000 for the third quarter of 2003. The maintained gross profit for the nine months of 2004 was $3,233,000, an increase of $137,000 or 4% from the gross profit of $3,096,000 for the nine months of 2003.

The decrease in gross profit for the third quarter of 2004 compared to the third quarter of 2003 was attributable to the decrease in sales volume and higher overhead at the Company’s Guatemala manufacturing facility.

The increase in gross profit for the nine months of 2004 compared to the nine months of 2003 was attributable to the increase in sales volume and the sale of second quality inventory which had been marked down in prior periods for $300,000, offset in part by higher overhead at the Company’s Guatemala manufacturing facility and higher fabric and freight variances.

The gross margin percentage for the third quarter of 2004 was 12.8% compared to 12.7% for the third quarter of 2003. The gross margin percentage for the nine months of 2004 was 13.3% compared to 14.8% for the nine months of 2003. The decrease in gross margin for the nine months of 2004 compared to the nine months of 2003 was attributable to higher overhead at the Company’s Guatemala manufacturing facility and higher fabric and freight variances offset in part by the sale of second quality inventory which had been marked down in prior periods for $300,000.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the third quarter of 2004 were $908,000, a decrease of $11,000 from $919,000 in the third quarter of 2003. Selling, general, and administrative expenses for the nine months of 2004 were $2,833000, an increase of $325,000 from $2,508,000 from the nine months of 2003.

The decreases in expense in the third quarter of 2004 compared to the third quarter of 2003 were principally comprised of a decrease in rent expense of $39,000 offset by an increase in sales commissions.

The increases in expense for the nine months of 2004 compared to the nine months of 2003 were principally comprised of costs incurred to move the New York office of $101,000, increase in sales commissions of $125,000, and an increase in net insurance costs of $40,000.

The selling, general and administrative expenses for the nine months of 2004 do not include the anticipated increase in accounting fees in year 2005 for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The anticipated increases in fees are projected to be in the $150,000 to $200,000 range.

Interest

Interest expense includes factor fees, factor early termination fees and the amortization of deferred financing costs.

Interest expense for the third quarter of 2004 was $56,000, a decrease of $3,000 from $59,000 from the third quarter of 2004. Interest expense for the nine months of 2004 was $159,000, an increase of $17,000 from 142,000 from the nine months of 2003.

The interest expense for the third quarter of 2004 is less than the comparable 2003 period due to lower factor fees in 2004 than 2003 which were caused by lower sales in 2004 as compared to 2003 offset in part by the 2004 facility termination fee paid to the factor. The interest expense for the nine months of 2004 is greater than the comparable 2003 period due to the 2004 factor facility termination fee paid to the factor.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2004 was $5,000 as compared to $8,000 in the third quarter of 2003. The provision for income taxes for the nine months of 2004 was $15,000 as compared to $24,000 for the first half of 2003. The decrease in tax in the third quarter of 2004 and the nine months of 2004 as compared to the comparable periods of 2003 was caused by the elimination of foreign income taxes.

Discontinued Operation

The sale of the Jordanian business in 2002 and its related operating results have been excluded from the results from continuing operations and are classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. The discontinued operation expense of $5,000 for the third quarter of 2004 and $20,000 for the nine months of 2004 represents professional fees incurred in connection with Cygne’s arbitration case against Century Investment Group (“CIG”) for the collection of Cygne’s receivable from CIG of $433,000. This receivable was established in July 2002 in connection with CIG’s purchase from Cygne of its Jordan business.

Liquidity and Capital Resources

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC (‘Factor Agreement”). The Factor Agreement, which was scheduled to terminate on December 31, 2004, provides that the Company can borrow a percentage (under most conditions 50%) of the value of its factored customer invoices. Borrowings under this Factor Agreement bear interest at the prime rate (4.75% at October 30, 2004) plus 1.5% with a minimum interest rate of 6%. The factor fee is 0.5% of the customer invoice amount. Cygne guaranteed to GMAC its annual factor fee based on an annual sales volume of $20,000,000. The Factor Agreement is secured by substantially all of the Company’s assets. There were no outstanding loans at October 30, 2004 and the Company did not have any borrowings during the nine months ended October 30, 2004. The Company terminated its Factor Agreement as of October 30, 2004. At that time, the Company paid GMAC its contractual early termination fee of $22,500. Effective November 1, 2004 all trade receivables are the credit risk of Cygne. The Company does not anticipate that it will have another credit facility in place by January 29, 2005, the last day of its fiscal year, and the Company is not forecasting any borrowing needs during this period.

Total net cash used in operating activities for the nine months ended October 30, 2004 was $434,000 compared to total net cash provided by operating activities for the nine months ended November 1, 2003 of $412,000.

Net cash used in operating activities for the nine months of 2004 for the discontinued operation was $20,000. Net cash used in operating activities for the nine months of 2004 for continuing operations was $414,000. The components of cash used in continuing operating activities totaling $1,543,000 are (i) an increase in due from factor of $1,381,000, (ii) an increase in inventories of $150,000, and (iii) decrease in income taxes payable of $12,000. The cash used in continuing operations was partially offset by cash provided by operations totaling $1,129,000. The components of cash provided are (a) a decrease of other receivables and other assets of $137,000, (b) an increase in accounts payable of $360,000, (c) an increase in accrued expenses of $179,000, and (d) net income and depreciation of $453,000 from continuing operations.

Net cash used by operating activities in the nine months ended November 1, 2003 for the discontinued operation was $72,000. Net cash provided by operating activities in 2003 from continuing operations of $484,000 was comprised of funds provided by (i) an increase in accounts payable, accrued expenses and taxes payable by $1,132,000, (ii) a decrease of prepaid expenses of $156,000, and (iii) income from operations before depreciation of $645,000. The cash provided by operating activities from continuing operations was partially offset by cash used by operations totaling $1,449,000. The components of cash used were (a) an increase in inventory of $22,000 and (b) an increase in due from factor of $1,427,000.

Cash used in investing activities in the nine months of 2004 of $228,000 consisted of the purchase of computer equipment in the amount of $16,000, sewing machines and other factory equipment in the amount of $90,000, and leasehold improvements to its New York office of $122,000.

Cash used in investing activities in the nine months of 2003 of $196,000 consisted of the purchase of computer equipment in the amount of $24,000 and the purchase of sewing machines in the amount of $172,000.

Effective May 24, 2004, the Company entered into a lease with an expiration date of October 31, 2008. Minimum payments for this lease for the next twelve months approximate $161,000.

There were no financing activities in the nine months of 2004 or in the nine months of 2003. At October 30, 2004 and at January 31, 2004, working capital was $5,848,000 and $5,742,000, respectively.

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

Effect of New Accounting Standards

There were no recently issued accounting standards that the Company believes will have a material effect on its financial position, results of operations, and cash flows.

Commitments and Contingencies

Leases

Commencing May 24, 2004, the Company entered into a new lease with an expiration date of October 31, 2008. Minimum future payments under this lease are as follows:

For the fiscal year ended	Minimum future payments
January 2005	$39,036
January 2006	163,322
January 2007	174,283
January 2008	185,517
January 2009	143,709

$709,867

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

Item 4. Controls and Procedures

The Company’s management with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 30, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. Such evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended October 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

a.	The annual meeting of stockholders of Cygne Designs, Inc. was held on December 2, 2004.

b.	The following persons, comprising the entire board of directors, were elected at the annual meeting pursuant to the following vote tabulation:

Name	In Favor	Withheld
James Groninger	11,876,431	145,555
Bernard M. Manuel	11,867,376	154,610

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

See Exhibit Index

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 14, 2004	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

December 14, 2004	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President,
Chief Financial Officer and Treasurer and Secretary

Exhibit Index

10.16**	Sublease between Thacher Proffitt & Wood, LLP, sub landlord and Cygne Designs, Inc., subtenant

31.1 *	Certificate of Principal Executive Officer

31.2 *	Certificate of Principal Financial Officer

32.1 *	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Filed with Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004.