Form 10-K
period 2005-01-29
CYGNE DESIGNS INC
filed 2005-04-29
CIK 906782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934 for the fiscal year ended January 29, 2005.

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

Yes  ☐    No   ☒

Based on the closing sale price as reported by the OTC Bulletin Board on July 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $2,247,318*.

*For purposes of this calculation, the number of shares held by non-affiliates was determined by aggregating the number of shares held by officers and directors of the registrant, and by others who, to the registrant’s knowledge, own more than 10% of the registrant’s Common Stock, and subtracting those shares from the total number of shares outstanding. As of April 15, 2005, 12,438,038 shares of Common Stock of the registrant were outstanding.

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

General

Cygne Designs, Inc. (the “Company” or “Cygne”) is a manufacturer of private label women’s career and casual apparel with sales primarily to New York and Company, Inc. (Lerner New York changed its name to New York & Company, Inc. in May 2004). As a private label manufacturer, the Company produces apparel upon orders from its customers for sale under the customers’ own labels, rather than producing its own inventory of apparel for sale under the Cygne name.

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

The Company historically has been dependent on one or more key customers. A significant portion of the Company’s sales has been and is expected to continue to be to New York and Company, Inc. (“NY&C”). Sales to NY&C accounted for approximately 82%, 91% and 93% respectively, of Cygne’s net sales from continuing operations for years 2004, 2003, and 2002. (See Item 1 “Significant Financial and Business Developments”).

Although Cygne has a long-established relationship with NY&C, its key customer, Cygne does not have long-term contracts with NY&C. The Company’s future success will be dependent upon its ability to attract new customers and to maintain its relationship with NY&C. During 2004, Cygne was able to attract one new customer. Cygne continues to maintain its positive working relationship with NY&C by providing on-time deliveries of quality products.

There is no assurance that NY&C will continue to purchase merchandise from the Company at the same rate or at all in the future, or that the Company will be able to attract new customers. In addition, as a result of the Company’s dependence on NY&C, NY&C has the ability to exert significant control over the Company’s business decisions, including prices.

On April 19, 2005, Cygne announced that it was in preliminary discussions to acquire the branded and private label denim clothing supply business of Commerce Clothing Company LLC, a privately-held company principally owned by Hubert Guez. During 2004, Commerce Clothing re-entered the market after being dormant for several years, and is involved in the design, manufacture and sale of denim clothing. Commerce Clothing had unaudited net sales of $17.4 million for the six months ended December 31, 2004 and $13.4 million for the first quarter of 2005, and was profitable in both periods. The preliminary proposed purchase price would be approximately 12 million shares of Cygne common stock and a promissory note in the approximate amount of $40-$50 million. In addition, Cygne would enter into a supply agreement with a company controlled by the seller to manufacture denim products to be sold by

Cygne. Mr. Guez would have the right to nominate three designees for election to Cygne’s Board of Directors and may, under certain circumstances, be deemed to be in “control” of Cygne. The discussions are at a preliminary stage and the terms of the acquisition could change materially. In addition, there can be no assurance that the transaction will be consummated.

The principal executive offices of the Company are located at 11 West 42nd Street, New York, New York 10036 and its telephone number is 212-997-7767.

Significant Financial and Business Developments

On May 13, 2001, the Company acquired a knit business located in Jordan from Best Knits, L.L.C. and the trade name Best Knits (“Jordanian business”). The Company accounted for this transaction as a purchase.

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable. There have been no significant developments in the arbitration proceedings since January 31, 2004.

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

Effective January 1, 2005, the United States (“USA”) has discontinued textile import quotas affecting the products sourced by the Company. As a result, the USA total imports from China during the first quarter of 2005 including the product categories manufactured by Cygne in Guatemala have increased substantially. USA is considering introducing safeguards which will limit the increase in apparel imports from China, but as of April 15, 2005, no action has been taken. Cygne does not anticipate that the increase in imports from China will have a material affect on Cygne’s sales during its first quarter of 2005 as compared to its comparable 2004 period, although Cygne anticipates that its results of operations could be adversely affected for the balance of 2005 compared to 2004 on account of the increase in imports from China.

The Central American countries, which include Guatemala, and USA, have negotiated a Central America Free Trade Agreement (“CAFTA”). The Agreement will allow USA duty free imports from Guatemala if the woven fabric is manufactured using USA yarn. Cygne anticipates that this Agreement could make

Guatemala competitive with imports from China in the categories manufactured by Cygne in Guatemala. The USA Senate must ratify the Agreement in order for it to become effective. There can be no assurance that the CAFTA agreement will be adopted by the United States.

Cygne believes that there could be downward pressure on gross margins for the year 2005 as a result of the competition from Chinese imports.

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

Products

The Company currently participates in one segment of the apparel market: women’s career and casual apparel. During 2004, the Company’s products from continuing operations included woven jackets, skirts and pants and cut and sewn knit tops and bottoms.

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

During 2004, all of the Company’s products for its continuing business were manufactured outside the United States, either by non-affiliated contract manufacturers or at the Company’s manufacturing facilities located in Guatemala. The Company reviews its product sourcing on an ongoing basis and may alter this allocation to meet changing conditions and demands.

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

In 2004, Cygne operated a manufacturing facility for its continuing operations in Guatemala. Operating a manufacturing facility rather than contracting with independent manufacturers requires the Company to maintain a higher level of working capital. In addition, reduced sales have an even greater adverse impact on the Company’s results in light of the fixed costs needed to own and operate its own factory. Because the Company’s manufacturing operations are located outside the USA, the Company is subject to many of the same risks as relying on foreign contract manufacturers. See “Item 2. Properties.”

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

Cygne’s foreign raw materials and finished goods purchases are made on an open account basis. The Company does not have formal long-term arrangements with any of its suppliers. The Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

Quality Assurance

The Company’s quality assurance program is designed to ensure that its products meet the quality standards of its customers. The Company requires its vendors employ qualified quality control personnel. Fabric is inspected upon arrival at its manufacturing destination.

Competition

The private label apparel industry is highly fragmented, and the Company faces intense competition, including competition from its own customers who have their own internal product development and sourcing capabilities. Most of the Company’s competitors are larger in size and have greater resources than the Company. The Company competes primarily on the basis of price, quality and short lead time high volume manufacturing.

The Company believes that many of its own customers who have the know-how and internal resources to develop and source directly a portion of their requirements constitute its major competition.

The Company believes that its business will depend upon its ability to provide apparel products, which are of good quality and meet its customers’ pricing and delivery requirements, as well as its ability to maintain relationships with key customers. There can be no assurance that the Company will be successful in this regard.

Import Restrictions

During 2004, the Company sourced for its continuing operations all of its products from Guatemala.

Textile Agreements

Prior to January 1, 1995, apparel imports from most countries were subject to bilateral textile agreements under the Multifiber Arrangement of the General Agreement on Tariffs and Trade (“GATT”) which allowed the imposition of visa and quota restrictions on certain apparel and textile articles including a significant portion of those currently sold by the Company. The member countries of the World Trade Organization have agreed that quotas on textiles and apparel products will be phased out globally on January 1, 2005. Once “phased-out,” quotas cannot be imposed except in accordance with GATT rules. These rules generally forbid bilateral quota agreements and other discriminatory, country-specific restraints. While it is not possible to forecast the total impact to the Company of the discontinuance of textile import quotas, this change could cause the Company to face severe liquidity pressures, which would adversely affect the Company’s financial condition and results of operations and cash flows.

Duty Rates

The products imported by the Company are subject to “Normal Trade Relations or column 1 rates of duty which range from zero to 38% ad valorem. As a result of the Uruguay Round Agreements Act, many of these rates will be reduced over five to fifteen years resulting on average in a 12% reduction from current rates of duty.

The United States is actively pursuing free trade agreements with countries throughout the world. In this regard, the United States has announced its intention to implement a free trade agreement with Central America (“CAFTA”). Once adopted, originating apparel and other products from certain Central American countries, including Guatemala, will be eligible for duty free status when imported into the United States. There can be no assurance that the CAFTA agreement will be adopted by the United States.

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

Backlog

At January 29, 2005 the Company had unfilled confirmed customer orders of $4,800,000 compared to $4,600,000 at January 31, 2004. In general, the amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customer’s demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company’s experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

Employees

At April 15, 2005, the Company had approximately 812 full-time employees. Approximately 803 employees were located at its facilities in Guatemala and 9 employees at its facilities in New York. The Company considers its relations with its employees to be satisfactory.

ITEM 2.	PROPERTIES

The Company’s executive and general offices are located at 11 West 42nd Street, New York, New York. The Company rents 7,435 square feet pursuant to a lease which expires on October 31, 2008 with an annual rental expense of approximately $135,000.

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

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable. There have been no significant developments in the arbitration proceedings since January 31, 2004.

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

	High	Low
Fiscal Year Ended January 31, 2004
First Quarter	$0.14	$0.13
Second Quarter	$0.30	$0.13
Third Quarter	$0.30	$0.20
Fourth Quarter	$0.50	$0.23

Fiscal Year Ended January 29, 2005
First Quarter	$0.45	$0.30
Second Quarter	$0.35	$0.25
Third Quarter	$0.36	$0.25
Fourth Quarter	$0.40	$0.26

The number of stockholders of record of Common Stock on April 15, 2005 was approximately 97. The closing sale price of the Company’s Common Stock on April 26, 2005 was $4.69 per share.

On April 19, 2005, Cygne announced that it was in preliminary discussions to acquire the branded and private label denim clothing supply business of Commerce Clothing Company LLC, a privately-held company principally owned by Hubert Guez. During 2004, Commerce Clothing re-entered the market after being dormant for several years, and is involved in the design, manufacture and sale of denim clothing. Commerce Clothing had unaudited net sales of $17.4 million for the six months ended December 31, 2004 and $13.4 million for the first quarter of 2005, and was profitable in both periods. The preliminary proposed purchase price would be approximately 12 million shares of Cygne common stock and a promissory note in the approximate amount of $40-$50 million. In addition, Cygne would enter into a supply agreement with a company controlled by the seller to manufacture denim products to be sold by Cygne. Mr. Guez would have the right to nominate three designees for election to Cygne’s Board of Directors and may, under certain circumstances, be deemed to be in “control” of Cygne. The discussions are at a preliminary stage and the terms of the acquisition could change materially. In addition, there can be no assurance that the transaction will be consummated.

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

The following tables summarize certain selected financial information that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company, which have been audited by independent auditors. The discontinued operation in 2001, 2002, 2003 and 2004 and the reversal of income tax accruals of $4,800,000 and $400,000 in 2002 and 2003, respectively, materially affect the comparability of the financial data reflected below.

	Fiscal Year (1)
	2000 (1)	2001	2002	2003	2004
	(In thousands except per share amounts)
Income Statement Data

Net sales	$28,381	$28,249	$24,019	$27,082	$28,960

Cost of goods sold	24,852	23,311	20,694	22,932	25,133

Gross profit	3,529	4,938	3,325	4,150	3,827
Selling, general and administrative	3,508	4,008	3,099	3,448	3,312
Provision for impairment of fixed assets (2)	—	—	282	—	—
Reversal for impairment of Knit business assets (3)	—	(959)	—	—	—

Income from continuing operations before interest, other expense and income taxes	21	1,889	(56)	702	515
Interest income	(277)	(34)	(24)	(16)	(14)
Interest expense	89	195	223	180	159
Other expense	—	—	—	—	26

Income from continuing operations before income taxes	209	1,728	(255)	538	344
Provision (benefit) for income taxes (4)	20	44	(4,750)	(374)	3

Income from continuing operations	189	1,684	4,495	912	341
(Loss) from discontinued operation, net (includes a (loss) gain on disposal of $(479) and $400 in year ended January 31, 2004 and February 1, 2003, respectively) (5)	—	(1,905)	(2,410)	(528)	(28)

Net income	$189	$(221)	$2,085	$384	$313

Income per share-basic and diluted from continuing operations	$0.02	$0.13	$0.36	$0.07	$0.03
Loss per share-basic and diluted from discontinued operation	—	(0.15)	(0.19)	(0.04)	—

Net income (loss) per share-basic and diluted	$0.02	$(0.02)	$0.17	$0.03	$0.03

Balance Sheet Data (as of the end of period)

	Fiscal Year (1)
	2000	2001	2002	2003	2004
	(In thousands)
Cash	$2,378	$2,558	$2,610	$3,345	$3,575
Trade accounts receivable (6)	3,633	1,167	2,194	1,775	837
Inventories	5,225	2,350	1,939	2,206	2,707
Total assets	14,986	15,537	9,818	9,529	9,160
Working Capital	3,035	2,427	5,323	5,742	6,003
Stockholders’ Equity	5,332	5,111	7,115	7,502	7,715

(1)	References to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year. The fiscal year ended February 3, 2001 consisted of 53 weeks. All other years presented consist of 52 weeks. The Company has never declared or paid cash dividends on its Common Stock.

(2)	The provision of $282,000 for impairment of the fixed assets represents the book value of obsolete sewing machines and pressing equipment located in the Company’s Guatemalan factory.

(3)	On November 15, 1999, the Company consummated the sale of its Israeli Knit business. The assets transferred to the buyer consisted of substantially all of the assets used by the Knit business in the manufacture of women’s knit clothing. The Company recorded an impairment of Knit business assets of $2,564,000 in 1998 and $1,625,000 in 1999. However, the Company’s actual expense was $3,230,000 and the excess $959,000 of the provision for impairment of Knits business assets was reversed in 2001.

(4)	As the result of the settlement agreement between the Company and U.S. Internal Revenue Service, the Company reversed a tax accrual of $4,800,000 established in connection with a potential deficiency at May 4, 2002. At January 31, 2004, the Company reversed a part of a tax audit reserve by $400,000 based on its knowledge of the status of the issues of the audit of a subsidiary located in Guatemala. At January 29, 2005, the Company reversed a tax audit reserve of $12,000 to reflect the results of a local tax audit.

(5)	Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

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

(6)	The balances shown under the caption “trade accounts receivable” for fiscal years 2000 and 2004 represent amounts due from customers; the balances shown for fiscal years 2001, 2002, and 2003 represent amounts due from GMAC, the Company’s factor for those fiscal years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

On May 13, 2001, the Company acquired a knit business located in Jordan from Best Knits, L.L.C. and the trade name Best Knits (“Jordanian business”). The Company accounted for this transaction as a purchase.

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable. There have been no significant developments in the arbitration proceedings since January 31, 2004.

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

The Company historically has been dependent on one or more key customers. A significant portion of the Company’s sales has been and is expected to continue to be to New York and Company, Inc. (Lerner New York changed its name to New York & Company, Inc. in May 2004). Sales to New York and Company, Inc. (“NY&C”) accounted for approximately 82%, 91% and 93% respectively, of Cygne’s net sales from continuing operations for years 2004, 2003 and 2002. (See Item 1. Business)

Although Cygne has a long-established relationship with NY&C, its key customer, Cygne does not have long-term contracts with NY&C. The Company’s future success will be dependent upon its ability to attract new customers and to maintain its relationship with NY&C. During 2004, Cygne was able to attract one new customer. Cygne continues to maintain its positive working relationship with NY&C by providing on-time deliveries of quality products.

Effective January 1, 2005, the United States (“USA”) has discontinued textile import quotas affecting the products sourced by the Company. As a result, the USA total imports from China during the first quarter of 2005 including the product categories manufactured by Cygne in Guatemala have increased substantially. USA is considering introducing safeguards which will limit the increase in apparel imports from China, but as of April 15, 2005, no action has been taken. Cygne does not anticipate that the increase in imports from China will have a material affect on Cygne’s sales during its first quarter of 2005 as compared to its comparable 2004 period, although Cygne anticipates that its results of operations could be adversely affected for the balance of 2005 compared to 2004 on account of the increase in imports from China.

The Central American countries, which include Guatemala, and USA have negotiated a Central America Free Trade Agreement (“CAFTA”). The Agreement will allow USA duty free imports from Guatemala if the woven fabric is manufactured using USA yarn. Cygne anticipates that this Agreement could make Guatemala competitive with imports from China in the categories manufactured by Cygne in Guatemala. The USA Senate must ratify the Agreement in order for it to become effective. There can be no assurance that CAFTA will be adopted by the United States.

Cygne believes that there could be downward pressure on gross margins for the year 2005 as a result of the competition from Chinese imports.

The Company has in the past incurred costs in restructuring its operations due to loss of customers. The Company is continuing to review its existing business operations and could incur additional costs in the future associated with the further restructuring of its operations.

On April 19, 2005, Cygne announced that it was in preliminary discussions to acquire the branded and private label denim clothing supply business of Commerce Clothing Company LLC, a privately-held company principally owned by Hubert Guez. During 2004, Commerce Clothing re-entered the market after being dormant for several years, and is involved in the design, manufacture and sale of denim clothing. Commerce Clothing had unaudited net sales of $17.4 million for the six months ended December 31, 2004 and $13.4 million for the first quarter of 2005, and was profitable in both periods. The preliminary proposed purchase price would be approximately 12 million shares of Cygne common stock and a promissory note in the approximate amount of $40-$50 million. In addition, Cygne would enter into a supply agreement with a company controlled by the seller to manufacture denim products to be sold by Cygne. Mr. Guez would have the right to nominate three designees for election to Cygne’s Board of Directors and may, under certain circumstances, be deemed to be in “control” of Cygne. The discussions are at a preliminary stage and the terms of the acquisition could change materially. In addition, there can be no assurance that the transaction will be consummated.

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

For trade accounts receivable, the Company estimates the net collectibility, considering both historical and anticipated deductions taken by customers. For inventory, the Company values its inventory which is allocated to the fulfillment of customers’ orders at cost and all other inventory which includes seconds and of excess production at no value. For amounts of additional income taxes that may be assessed by the various taxing authorities upon audit of the Company’s tax returns, the Company estimates the amount based upon its knowledge of the cases and upon the advice of its tax counsel.

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

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes reserves for sales returns and allowances. Such reserves amounted to zero, $5,000 and $20,000 at January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

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

	Year
	2004	2003	2002
Net Sales	100.0%	100.0%	100.0%

Gross profit	13.2	15.3	13.8
Selling, general and administrative expenses	11.4	12.7	12.9
Provision for impairment of fixed assets	—	—	1.2

Income (loss) from continuing operations before interest, other expense and income taxes	1.8	2.6	(0.3)
Interest expense, net	0.5	0.6	0.8
Other expense	0.1	—	—
Provision (benefit) for income taxes	—	(1.4)	(19.8)

Income from continuing operations	1.2%	3.4%	18.7%

2004 compared to 2003

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Net Sales

Net sales from continuing operations for 2004 were $28,960,000, an increase of $1,878,000 or 6.9%, from $27,082,000 in 2003.

The increase in sales for the year 2004 compared to the year 2003 resulted from an increase in sales to Jordache Enterprises of $1,988,000, an increase in sales to other customers of $793,000 offset by a decrease to New York and Company, Inc. (“NY&C”) of $903,000.

The increase in sales to Jordache Enterprises for the year 2004 compared to year 2003 was the result of the number and size of the programs that Jordache purchased from Cygne. Jordache Enterprises is no longer a Cygne customer.

The decrease in sales to NY&C for the year 2004 compared to the year 2003 was the result of the number and size of the programs that NY&C purchased from Cygne.

NY&C and Jordache accounted for 82% and 14%, respectively, of Cygne’s net sales for the year 2004 and 91% and 8%, respectively, of Cygne’s net sales for the year 2003.

At January 29, 2005 the Company had unfilled confirmed customer orders of $4,800,000 compared to $4,600,000 at January 31, 2004. In general, the amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customers’ demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company’s experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

Gross Profit

The gross profit for the year 2004 was $3,827,000 or 13.2% of net sales, a decrease of $323,000 or 7.8% from the gross profit of $4,150,000 or 15.3% of net sales for the year 2003.

The decrease in gross profit for the year 2004 compared to the year 2003 was attributable to higher overhead at the Company’s Guatemala manufacturing facility and higher fabric and freight variances,

offset in part by the increase in sales volume in year 2004 over year 2003 and the sale of second quality inventory for $300,000 which had been marked down in prior periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for 2004 were $3,312,000, a decrease of 136,000 or 3.9% from $3,448,000 in 2003. The decrease in expense for the year 2004 compared to the year 2003 was principally lower payroll expense in 2004 than in 2003.

Interest

Interest expense includes factor fees, factor early termination fees and the amortization of the deferred financing cost. Interest expense for the year 2004 was $159,000, a decrease of $21,000 from $180,000 from the year 2004. The decrease in interest expense is attributable to lower usage of factor fees in 2004 than 2003.

Other expense

Other expense for the year 2004 of $26,000 represents a loss on expired warrants issued by a third party for the purchase of its common stock.

Provision (Benefit) for Income Taxes

The provision for income taxes for the year 2004 was $3,000 as compared to an income tax benefit of $374,000 in the year 2003. The 2004 provision was comprised of $15,000 of state and local income taxes which was offset by a reversal of $12,000 of a prior year local tax provision, leaving a net provision for year 2004 of $3,000. In 2004, the Company settled a local tax audit. As a result of this settlement, the Company has reversed an excess tax accrual of $12,000 established in prior years in connection with this audit.

The 2003 provision was comprised of $15,000 of state and local income taxes and $11,000 of foreign income tax for a total gross provision of $26,000 which was offset by a reversal of $400,000 of a prior year tax provision for Guatemalan tax leaving a net benefit for the year 2003 of $374,000.

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

Discontinued Operation

The sale of the Jordanian business in 2002 and its related operating results have been excluded from the results from continuing operations and are classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. The discontinued operation expense of $28,000 in the year 2004 represents professional fees incurred in connection with Cygne’s arbitration case against Century Investment Group (“CIG”) for the collection of Cygne’s receivable from CIG of $433,000.

2003 compared to 2002

Net Sales

Net sales from continuing operations for 2003 were $27,082,000, an increase of $3,063,000 or 12.8%, from $24,019,000 in 2002.

The increase in sales for the year 2003 compared to the year 2002 resulted from an increase in sales to NY&C of $2,201,000, and sales to Jordache Enterprises of $2,196,000, offset by a decrease in sales to Dillard’s and to other customers of $1,019,000 and $315,000 respectively. The increase in sales to NY&C for the year 2003 compared to the year 2002 was the result of the number and size of the programs that NY&C purchased from Cygne. Jordache Enterprises is a new customer in 2003. The elimination of the sales to Dillard’s was caused by Dillard’s discontinuing the product category that it was purchasing from Cygne in April 2002.

NY&C accounted for 91% of Cygne’s net sales for the year 2003 as compared to 93% of the net sales in year 2002.

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

The increase in gross profit for the year 2003 compared to the year 2002 was attributable to an increase in sales in the year 2003 as compared to the year 2002, the reduction of the year 2002 overhead at the Company’s Guatemala facility and a slight increase in initial gross margin in the year 2003 as compared to the year 2002.

The maintained gross margin for the year 2003 was 15.3% compared to 13.8% for the year 2002. The increase in maintained gross margin was attributable to a more favorable product mix in 2003 compared to 2002 and the reduction of the 2002 overhead at the Company’s Guatemala manufacturing facility.

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

Interest expense for 2003 was $180,000, a decrease of $43,000 or 19.3% from $223,000 for 2002. The decrease in interest expense is primarily attributable to lower usage of factor fees in the year 2003.

Provision (Benefit) for Income Taxes

The provision for income taxes for 2003 for minimum state income and foreign taxes was $26,000 as compared to $50,000 in 2002. The reduction in minimum taxes in 2003 over 2002 of $24,000 is due to a reduction in Guatemalan minimum income taxes. The 2003 provision included a reversal of $400,000 of a prior year tax provision for Guatemalan tax leaving a net benefit for the year 2003 of $374,000. The 2002 provision included a reversal of $4,800,000 of a prior year U.S. tax provision, leaving a net benefit for the year 2002 of $4,750,000.

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

Discontinued Operation

The sale of the Jordanian business in 2002 and its related operating results for years 2003 and 2002 have been excluded from the results from continuing operations and are classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. The discontinued operation expense for 2003 of $528,000 is comprised of a reserve of $433,000 against the current arbitration, $46,000 of non-collectible Jordan custom security deposits, and $49,000 for legal and other professional fees incurred connection with Cygne’s arbitration case against Century Investment Group (“CIG”) for the collection of $433,000. The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne’s management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable.

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

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC Commercial Credit LLC (“Factor Agreement”). The Factor Agreement, which was scheduled to terminate on December 31, 2004, was terminated on October 30, 2004. The Company paid GMAC its contractual early termination fee of $22,500. The Company does not have a credit facility and does not forecast any borrowing requirements in 2005.

Total net cash provided by operating activities for the year 2004 was $522,000 compared to total net cash provided in for the year 2003 of $1,054,000.

Net cash used in operating activities for the year 2004 from the discontinued operation was $28,000. Net cash provided by operating activities in 2004 from continuing operations was $550,000. The components of cash provided by continuing operations totaling $1,633,000,000 were (i) a decrease in trade accounts receivable and other assets of $948,000 and (ii) net income from continuing operations of $685,000. The cash provided by continuing operations was partially offset by the use of funds in operations of $1,083,000. The components of cash used in operations were (a) an increase in inventories of $501,000, (b) an increase in other receivables of $12,000, (c) a decrease in accounts payable of $261,000 and (d) a decrease in accrued expenses and income taxes payable of $309,000

Net cash used in operating activities for the year 2003 from the discontinued operation was $49,000. Net cash provided by operating activities in 2003 from continuing operations of $1,103,000. The components of cash provided by continuing operations totaling $1,692,000 were (i) a decrease in trade accounts receivable of $419,000, (ii) a decrease in other receivables of $125,000, (iii) an increase in accrued expenses and income taxes payable of $355,000, and (iv) net income from continuing operations of $793,000. The cash provided by continuing operations was partially offset by the use of funds in operations of $589,000. The components of cash used in operations are (a) an increase in inventories of $267,000, and (b) a decrease in accounts payable of $322,000.

Cash used in investing activities in 2004 was $292,000. The cash used by investing activities consisted of the purchase of sewing machines and other equipment for the Guatemalan facility in the amount of $95,000, the purchase of computer equipment for the New York office in the amount of $31,000, and leasehold improvements for the New York office of $166,000.

Cash used in investing activities in 2003 was $319,000. The cash used by investing activities consisted of the purchase of sewing machines and other equipment for the Guatemalan facility in the amount of $288,000 and the purchase of computer equipment for the New York office and the Guatemala facility in the amount of $31,000.

There was no cash used in financing activities in 2004 or 2003.

At January 29, 2005 and January 31, 2004, working capital was $6,003,000 and $5,742,000 respectively.

The Company’s financial performance for 2005 will depend on a variety of factors, including the amount of sales to NY&C, and the effect on the Cygne business on account of the discontinued textile import quotas by the United States effective January 1, 2005. As a result of the discontinuance of textile import quotas the Company’s customers may be able to secure the products currently being purchased from the Company in other in other places at a lower price. If the Company has significant operating losses, the Company could face severe liquidity pressures, which would adversely affect the Company’s financial condition and results of operations and cash flows. The Company has in the past incurred costs in restructuring its operations due to the loss of customers and could incur additional costs in the future associated with the restructuring of its operations. The Company believes that it will have sufficient working capital to support the business for the next twelve months.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments at January 29, 2005 are as follows:

		Payments Due By Period
	Total	Within 1 Year	2-3 Years	4 Years
Contractual Obligations
Operating lease (1)	$666,831	$163,322	$359,800	$143,709
Purchase obligations for inventory (2)	139,000	139,000	—	—

Total Contractual Obligations	$805,831	$302,322	$359,800	$143,709

The Company has employment agreements with its two officers through April 30, 2006. Future minimum aggregate annual payments under these agreements amount to approximately $1,015,000 in 2005 and $256,000 in 2006. The officers and employees may receive additional compensation based upon the income, as defined, of the Company or one or more of its subsidiaries.

(1)	See note 8 to Consolidated Financial Statements.

(2)	The Company generally does not make unconditional purchase commitments for goods and services other than inventory.

Off-Balance Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating its business.

Effect of New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB 43, Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated SFAS No. 151 and it does not anticipate that the adoption of SFAS No. 151 would have a material impact on the Company’s financial condition, results of operations, and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement becomes effective for the Company’s annual reporting period that begins in February 2006. The Company is required to implement this new standard in the quarter ending April 29, 2006. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in January 2005, 2004 and 2003 are disclosed in Note 1, Summary of Significant Accounting Policies, Stock Based Compensation.

Inflation

The Company does not believe that the relatively moderate rates of inflation which have been experienced in the United States, where it competes, have had a significant effect on its net sales or profitability.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe it has a material exposure to market risk. The Company’s earnings may be affected by changes in short-term interest rates if it had a credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 for a listing of the consolidated financial statements submitted as part of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 29, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. Such evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the year ended January 29, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The section entitled “Proposal No. 1- Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position with the Company
Bernard M. Manuel	57	Director, Chairman of the Board and Chief Executive Officer

Roy E. Green	72	Senior Vice President-Chief Financial Officer, Treasurer, and Secretary

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

Based upon a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers and directors, we believe that during the fiscal year ended January 29, 2005, all Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners were complied with.

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

The following table sets forth the aggregate fees billed by the independent auditors for services rendered to the Company for the audit of the Company’s financial statements for the years ended January 29, 2005 (“2004”) and January 31, 2004 (“2003”). The services also included reviews of the financial statements included in the Company’s Quarterly Reports on Form 10Q and for other services rendered on behalf of our Company in those fiscal years. No services were performed by, or fees incurred to, Mahoney Cohen & Company, CPA, P.C. in connection with the financial information services design and implementation projects during 2004 or 2003. The fees billed by Mahoney Cohen & Company, CPA, P.C., our independent auditors, for audit and other professional services during 2004 and 2003 are summarized below. The audit committee has considered whether the provision of these services is compatible with maintaining the principle accountant’s independence and has concluded that such services are compatible. All fees paid were reviewed and pre-approved by the audit committee.

	2004	2003
Audit fees (1)	$105,125	$90,803
Non-audit services (2)	2,208	0
Tax fees	0	0
All other fees	0	0

Total fees	$107,333	$90,803

(1)	Includes fees in connection with the audit of the Company’s annual consolidated financial statements and reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)	Represents fees billed for professional services rendered on general business matters.

PART IV

ITEM 15.	EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a).	Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Financial Statements Schedule” on page F-1.

(3).	Exhibits

Certain exhibits presented below contain information that has been granted confidential treatment. Such information has been omitted from the exhibit numbers 10.1, 10.3, and 10.4 which are management contracts or compensatory plans.

Exhibit No.	Description
2.1	Amended and Restated Acquisition Agreement, dated as of August 1, 1999 by and among M.T.G.I. - Textile Manufacturers Group (Israel), Limited, MBS Company, AC Services Inc. and Jordache Limited. *(1)

2.2	Agreement dated May 9, 2001 between Cygne Designs, Inc. and Best Knits, LLC. *(8)

3.1	Restated Certificate of Incorporation, as amended by Certificate of Amendment filed August 6, 1994 with the Secretary of State of the State of Delaware. *(2)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. * (3)

3.3	By-laws. *(4)

4.0	Specimen Stock Certificate. *(4)

10.1	Amended and Restated Employment Agreement, dated as of January 1, 1995, between the Company and Bernard M. Manuel. *(5)

10.3	1993 stock option plan, as amended, through June 28, 1994. *(2).

10.4	Form of Stock Option Agreement. *(4)

10.8	Lease between the Company and L.H. Charney Associates, L.P. *(6)

10.9	Lease Extension and Modification between the Company and L.H. Charney Associates, L.P. amendments. * (7)

10.10	Revolving Credit and Security agreement, dated as of May 11, 2001, between GMAC Commercial Credit LLC, as lender, and Cygne Designs. *(8)

10.12	Credit agreement between Prosperity Textiles Ltd. and Egyptian Arab Land Bank. * (7)

10.13	Asset Purchase Agreement dated June 9, 2002 between Cygne Designs, Inc. and Prosperity Textiles Ltd., and House and Garden Company and Century Investment Group *(9)

10.14	Amended and Restated Factoring Agreement dated January 1, 2003 between GMAC Commercial Credit LLC and Cygne Designs, Inc. * (10)

10.15	Amendment dated July 29, 2002 to Asset Purchase Agreement dated June 9, 2002 between Cygne Designs, Inc. and Prosperity Textiles Ltd. And House and Garden Company and Century Investment Group. * (10)

10.16	Sublease between Thacher Proffitt & Wood, LLP, sub landlord and Cygne Designs, Inc., subtenant. *(12)

14.1	Code of Ethics for Company’s Officers and Financial Professionals. * (11)

21	Subsidiaries of the Company (13)

31.1	Certificates of Principle Executive Officer (13)

31.2	Certificates of Principal Financial Officer (13)

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

32.2	Certifications Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the following documents:

(1)	Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

(2)	Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1994.

(3)	Company’s Quarterly Report in Form 8-K dated December 5, 2000.

(4)	Company’s Registration Statement of Form S-1 (Registration No. 33-64358)

(5)	Company’s Annual Report on Form 10-K for fiscal year ended January 28, 1995.

(6)	Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000

(7)	Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001

(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001

(9)	Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002

(10)	Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003

(11)	Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004

(12)	Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004

(13)	Filed herewith

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

Date: April 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bernard M. Manuel Bernard M. Manuel	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)	April 29, 2005

/s/ Roy E. Green Roy E. Green	Senior Vice President, Chief Financial Officer, and Treasurer (principal financial and accounting officer) and Secretary	April 29, 2005

/s/ James G. Groninger James G. Groninger	Director	April 29, 2005

Cygne Designs, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheets of Cygne Designs, Inc. and Subsidiaries as of January 29, 2005 and January 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries as of January 29, 2005 and January 31, 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York

April 8, 2005 except for Note 13, which is as of April 19, 2005

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 29, 2005	January 31, 2004
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$3,575	$3,345
Trade accounts receivable	837	—
Due from factor	—	1,775
Inventories	2,707	2,206
Marketable securities	37	163
Other receivables and prepaid expenses	292	280

Total current assets	7,448	7,769
Fixed assets, net	1,679	1,717
Other assets	33	43

Total assets	$9,160	$9,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$362	$623
Accrued expenses	517	814
Income taxes payable	566	590

Total current liabilities	1,445	2,027

Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Sock, $0.01 par value; 25,000,000 shares authorized: 12,438,038 shares issued and outstanding	124	124
Paid-in capital	120,918	120,918
Accumulated other comprehensive loss	(178)	(78)
Accumulated deficit	(113,149)	(113,462)

Total stockholders’ equity	7,715	7,502

Total liabilities and stockholders’ equity	$9,160	$9,529

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(In thousands except per share amounts)
Net sales	$28,960	$27,082	$24,019
Cost of goods sold	25,133	22,932	20,694

Gross profit	3,827	4,150	3,325
Selling, general and administrative expenses	3,312	3,448	3,099
Provision for impairment of fixed assets	—	—	282

Income (loss) from continuing operations before interest, other expense and income taxes	515	702	(56)
Interest income	(14)	(16)	(24)
Interest expense	159	180	223
Other expense	26	—	—

Income (loss) from continuing operations before income taxes	344	538	(255)
Provision (benefit) for income taxes	3	(374)	(4,750)

Income from continuing operations	341	912	4,495
(Loss) from discontinued operation, net (includes a (loss) gain on disposal of ($479) and $400 in year ended January 31, 2004 and February 1, 2003, respectively)	(28)	(528)	(2,410)

Net income	$313	$384	$2,085

Income per share-basic and diluted from continuing operations	$0.03	$0.07	$0.36
(Loss) per share-basic and diluted from discontinued operation	—	(0.04)	(0.19)

Net income per share-basic and diluted	$0.03	$0.03	$0.17

Weighted average common shares outstanding:
Basic	12,438	12,438	12,438

Diluted	12,443	12,441	12,439

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For The Years Ended January 29, 2005, January 31, 2004 and February 1, 2003

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Total
	(In thousands)
Balance at February 2, 2002	12,438	$124	$120,918	$—	$(115,931)	$5,111
Net income for year ended February 1, 2003	—	—	—	—	2,085	2,085
Unrealized (loss) on marketable securities for year ended February 1, 2003	—	—	—	(81)	—	(81)

Comprehensive income for year ended February 1, 2003	—	—	—	—	—	2,004

Balance at February 1, 2003	12,438	124	120,918	(81)	(113,846)	7,115

Net income for year ended January 31, 2004	—	—	—	—	384	384
Unrealized gain on marketable securities for year ended January 31, 2004	—	—	—	3	—	3

Comprehensive income for year ended January 31, 2004	—	—	—	—	—	387

Balance at January 31, 2004	12,438	124	120,918	(78)	(113,462)	7,502
Net income for year ended January 29, 2005	—	—	—	—	313	313
Unrealized (loss) on marketable securities for year ended January 29, 2005	—	—	—	(126)	—	(126)
Reclassification adjustment for realized losses included in net income	—	—	—	26	—	26

Comprehensive income for year ended January 29, 2005	—	—	—	—	—	213

Balance at January 29, 2005	12,438	$124	$120,918	$(178)	$(113,149)	$7,715

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(In thousands)
Operating activities
Net income	$313	$384	$2,085
Adjustments to reconcile net income to net cash provided by operating activities
Write off and amortization of other intangibles	—	—	255
Reversal of income tax liability	(12)	(400)	(4,800)
Loss (gain) on sale of business	—	479	(400)
Depreciation	330	281	382
Loss on marketable security	26	—	—
Impairment of fixed assets	—	—	282
Changes in operating assets and liabilities:
Restricted cash	—	—	146
Trade accounts receivable	(837)	—	—
Due from factor	1,775	419	3,244
Inventories	(501)	(267)	448
Other receivables and prepaid expenses	(12)	125	472
Other assets	10	—	5
Accounts payable	(261)	(322)	(25)
Accrued expenses	(297)	347	(194)
Income taxes payable	(12)	8	(22)

Net cash provided by (used in) operating activities	522	1,054	1,878
Investing activities
Purchase of Jordanian business	—	—	(40)
Purchase of fixed assets	(292)	(319)	(82)
Purchase of marketable securities	—	—	(241)
Proceeds from sale of Jordanian business	—	—	400

Net cash (used in) provided by investing activities	(292)	(319)	37
Financing activities
Short-term borrowings (repayments), net	—	—	(1,863)

Net cash used in financing activities	—	—	(1,863)
Net increase in cash and cash equivalents	230	735	52
Cash and cash equivalents at beginning of year	3,345	2,610	2,558

Cash and cash equivalents at end of year	$3,575	$3,345	$2,610

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$27	$18	$39

Interest paid	$131	$132	$333

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

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

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Cygne and its subsidiaries. All inter-company balances and transactions were eliminated in consolidation.

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

Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The Company has classified its securities as investments available for sale pursuant to Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The related unrealized holding gains and losses are excluded from operations and recorded in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets. At January 29, 2005, the gross unrealized loss was approximately $178,000. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in other expense.

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

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes reserves for sales returns and allowances. Such reserves amounted to zero, $5,000 and $20,000 at January 29, 2005, January 31, 2004 and February 1, 2003 respectively.

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

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(In thousands)
Weighted average common shares outstanding	12,438	12,438	12,438
Effect of dilutive securities:
Stock Options	5	3	1

Weighted average common shares outstanding and common shares equivalents	12,443	12,441	12,439

Comprehensive Income

Comprehensive income is comprised of net income or loss and unrealized gain or loss on marketable securities for the years ended January 29, 2005, January 31, 2004, and February 1, 2003.

Stock Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of the grant. The following table details the effect on net income and earnings per share if the Company

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

had applied the fair value recognition provisions of SFAS No. 123R, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation using the Black-Scholes method of calculation.

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Net income as reported	$313	$384	$2,085
Deduct: stock-based employee compensation expense determined under fair value method, net of related tax effects	—	—	1

Pro forma net income	$313	$384	$2,084
Net income per share:
Net income per share as reported-basic and diluted	$0.03	$0.03	$0.17
Net income per share pro-forma-basic and diluted	$0.03	$0.03	$0.17

The weighted average fair value of options, calculated using the Black-Scholes option-pricing model, granted during 2003 and 2002, is $0.18 and $0.08 respectively. No options were granted in 2004.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of approximately 4% for the year ended January 31, 2004, and 5% for the year ended February 1, 2003; volatility factor of the expected market price of the Company’s common stock of 47.3% for January 31, 2004 and 16.0% for February 1, 2003; expected life of six years; and a dividend yield of zero.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB 43, Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated SFAS No. 151 and it does not anticipate that the adoption of SFAS No. 151 would have a material impact on the Company’s financial condition, results of operations, and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement becomes effective for the Company’s annual reporting period that begins in February 2006. The Company is required to implement this new standard in the quarter ending April 29, 2006. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in January 2005, 2004 and 2003 are disclosed in Note 1, Summary of Significant Accounting Policies, Stock Based Compensation.

2.	Acquisition and Disposition of Company

Jordanian business

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne’s management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable. There have been no significant developments in the arbitration proceedings since January 31, 2004.

Cygne agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.	Acquisition and Disposition of Company (continued)

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

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company wrote-off intangible assets of $213,000 as a result of the sale of the Jordanian business in 2002.

The Company decided to sell the Jordanian business as a result of the political uncertainty in the region that adversely affected the profitability of the business.

The summary of the operating results of the discontinued operation is as follows:

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(In thousands)
Net sales	—	—	$2,598
Cost of goods sold	—	—	4,699

Gross (loss)	—	—	(2,101)
Selling, general and administrative	$28	$49	299
Write off and amortization of goodwill and other intangibles	—	—	255
Loss (gain) on sale of business, net	—	479	(400)

(Loss) from operations	(28)	(528)	(2,255)
Interest expense	—	—	155

Net (loss)	$(28)	$(528)	$(2,410)

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.	Inventories

Inventories consist of the following:

	January 29, 2005	January 31, 2004
	(In thousands)
Raw material and Work-in-Process	$2,707	$2,094
Finished goods	—	112

	$2,707	$2,206

4.	Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	January 29, 2005	January 31, 2004	Estimated Useful Lives
	(In thousands)
Land	$258	$258
Building and building improvements	1,569	1,569	20 years
Leasehold improvements	166	—	Life of lease
Equipment, furniture, and fixtures	1,460	1,459	2-10 years
Vehicles	29	29	5 years

	3,482	3,315
Less accumulated depreciation and amortization	1,803	1,598

	$1,679	$1,717

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.	Credit Facilities

On May 11, 2001 the Company entered into a Revolving Credit and Security Agreement and a Factoring Agreement with GMAC Commercial Credit LLC. The Agreement was cancelled on December 31, 2002.

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC Commercial Credit LLC (“Factor Agreement”). The Factor Agreement, which was scheduled to terminate on December 31, 2004, was terminated on October 30, 2004. The Company paid GMAC its contractual early termination fee of $22,500.

There were no outstanding loans at October 30, 2004 and the Company has not had any borrowings since January 2003.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6.	Stock Option (continued)

The stock option transactions are summarized for the periods shown below:

		Employee Stock Option Plan			Non-Employee Directors Plan			Other Employee Stock Option Arrangements
	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Total Number of Shares
Options outstanding at February 2, 2002	248,000	$0.31-$13.88	$2.99	26,000	$0.14-$23.50	$4.37	60,000	$2.00	$2.00	334,000
Options granted in 2002	—			2,000	$0.08	$0.08	—			2,000

Options outstanding at February 1, 2003	248,000	$0.31-$13.88	$2.99	28,000	$0.08-$23.50	$4.06	60,000	$2.00	$2.00	336,000
Options granted in 2003	—			2,000	$0.13	$0.13	—			2,000
Options canceled in 2003	(153,000)	$2.00-$4.00	$3.61	(10,000)	$4.00	$4.00	—			(163,000)

Options outstanding at January 31, 2004	95,000	$0.31-$13.88	$2.00	20,000	$0.08-$23.50	$3.70	60,000	$2.00	$2.00	175,000
Options canceled in 2004	(34,000)	$2.00-$13.38	$3.00	(2,000)	$23.50	$23.50	(60,000)	$2.00	$2.00	(96,000)

Options outstanding at January 29, 2005	61,000	$0.31-$2.00	$1.45	18,000	$0.08-$10.00	$1.50	—			79,000

At January 29, 2005 options exercisable	61,000			15,000			—			76,000

Exercise prices for options issued from February 3, 2002 through January 29, 2005 ranged from $0.08 to $0.13. The weighted average remaining contractual life of options outstanding as of January 29, 2005 is 2.1 years.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6.	Stock Options (continued)

The following table summarizes information about stock options outstanding at January 29, 2005:

	Outstanding			Exercisable (Vested)
Range of exercise prices	Number of options	Weighted average remaining years of contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$0.08—$0.69	34,000	1.99	$0.28	31,000	$0.30
$1.75—$2.00	43,000	0.10	1.99	43,000	1.99
$10.00	2,000	0.01	10.00	2,000	10.00

	79,000	2.10	$12.27	76,000	$12.29

7.	Concentrations of Risk

For the years ended January 29, 2005, January 31, 2004 and February 1, 2003, sales to New York and Company, Inc. (Lerner New York changed its name to New York & Company, Inc. in May 2004) accounted for approximately 82% and 91% and 93%, respectively, of Cygne’s net sales from continuing operations. For the year ended January 29, 2005, Jordache Enterprises accounted for 14% of Cygne’s net sales from continuing operations. Jordache Enterprises is no longer a Cygne customer.

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

Leases

Commencing May 20, 2004, the Company entered into a lease with an expiration date of October 31, 2008. Minimum future payments under this lease are as follows:

For the fiscal year ending	Minimum future payments
January 2006	$163,322
January 2007	174,283
January 2008	185,517
January 2009	143,709

$666,831

Total rent expense under the operating leases from continuing operations for the years ended January 29, 2005, January 31, 2004 and February 1, 2003, was approximately $202,000, $287,000 and $264,000, respectively. Pursuant to the Company’s lease, rent expense charged to operations differs from rent paid because of the effect of free rent periods, landlord reimbursement of leasehold improvement costs and scheduled rent increases. Accordingly, the Company has recorded deferred rent payable of approximately $59,000 and $6,000, respectively, at January 29, 2005 and January 31, 2004 which is included in accrued expenses. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases on a straight-line basis over the leased term.

Commitments

The Company has employment agreements with its two officers through April 30, 2006. Future minimum aggregate annual payments under these agreements amount to approximately $1,015,000 in 2005 and $256,000 in 2006. The officers and employees may receive additional compensation based upon the income, as defined, of the Company or one or more of its subsidiaries.

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

	Year Ended
	January 29, 2005	January 31, 2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$44,000	$40,000
Valuation allowances	(44,000)	(40,000)

Net deferred tax assets	$0	$0

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.	Income Taxes (continued)

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(In thousands)
Pretax income (loss)
United States	$(190)	$69	$(131)
Foreign	506	(59)	(2,534)

Total	$316	$10	$(2,665)

Significant components of the (benefit from) provision for income taxes are as follows:

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(In thousands)
Current:
Federal	$0	$0	$(4,800)
Foreign	0	(389)	35
State and local	3	15	15

Total	$3	$(374)	$(4,750)

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.	Income Taxes (continued)

The reconciliation of income tax at U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended
	January 29, 2005		January 31, 2004		February 1, 2003
	(In thousands)
Tax at U.S statutory rates	$107	34.0%	$3	34.0%	$(906)	(34.0%)
Loss, no benefit provided	65	20.5	20	200.0	906	34.0
Utilization of net operating loss carryforwards	—	—	(23)	(234.0)	—	—
Foreign income not subject to tax	(172)	(54.5)	—	—	—	—
Reversal of tax accrual	(12)	(3.8)	(400)	(4,000.0)	(4,800)	(180.1)
Foreign and state income taxes	15	4.7	26	260.0	50	1.9

	$3	0.9%	$(374)	(3,740.0)%	$(4,750)	(178.2)%

As of January 29, 2005, based upon tax returns filed and to be filed, the Company expects to report a net operating loss carry forward for U.S. Federal income tax purposes of approximately $114,000,000. If unused, these loss carryforwards will expire in the Company’s taxable years ending in 2011 through 2025. Under Section 382 of the U.S. Internal Revenue Code, if there is a more than 50% ownership change (as defined therein) with respect to the Company’s stock, the Company’s loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated. Approximately $78,000,000 of the federal net loss carryforwards will expire in the taxable year ended in January 2011.

As of January 29, 2005, based upon tax returns filed and to be filed, the Company expects to report net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $67,000,000. If unused, these loss carryforwards will expire in the Company’s taxable years ending in 2011 through 2025. Approximately $35,000,000 of the net operating loss carryforwards for New York State and City (on a separate company basis) will expire in the taxable year ended in January 2011.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.	Income Taxes (continued)

Tax Audits

In 2004, the Company settled a local tax audit. As a result of this settlement, the Company has reversed an excess tax accrual of $12,000 established in prior years in connection with this audit.

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

In 2002, the U.S. Internal Revenue Service (the “IRS”) concluded its audit of the U.S. Federal income tax returns filed by GJM (US) Inc., the Company’s 100% owned subsidiary, for its taxable years ending December 31, 1989 through October 7, 1994. The IRS and the Company have executed a settlement agreement stating that no tax payment is due. As a result of this settlement for the year ended February 1, 2003, the Company has reversed a tax accrual of $4,800,000 established in prior years in connection with this audit.

The Company is subject to other ongoing tax audits in several jurisdictions. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

10.	Segment Information

Based on the criteria in SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information”, the Company operates in one segment of the apparel market-women’s career and causal apparel.

11.	Employee Benefit Plans

The Company does not provide any post employment or post retirement benefits to its current or former employees. The Company implemented a 401(k) plan for domestic employees on February 2, 1997. For the years ended January 31, 2004 and February 1, 2003, the Company did match 33% of the employee’s contributions up to 3% of the employee’s

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11.	Employee Benefit Plans (continued)

voluntary contribution which were $1,000, and $10,000, respectively. The Company’s 401(k) plan was terminated on March 28, 2003.

12.	Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly financial data for the years ended January 29, 2005 (“2004”) and January 31, 2004 (“2003”).

The sale of the Jordanian business and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

	2004				2003
	Qtr.1	Qtr.2	Qtr.3	Qtr.4	Qtr.1	Qtr.2	Qtr.3	Qtr.4
	(In thousands except per share amounts)
Net sales	$5,586	$10,318	$8,470	$4,586	$6,064	$5,789	$9,117	$6,112
Gross profit	787	1,359	1,087	594	1,020	915	1,161	1,054
(Loss) income from continuing operations before interest, other expense and income taxes	(45)	266	179	115	209	137	242	114
(Loss) income from continuing operations	(86)	201	120	106	161	95	178	478
(Loss) from discontinued operation	(8)	(7)	(5)	(8)	0	0	(72)	(456)
Net (loss) income	(94)	194	115	98	161	95	106	22
(Loss) income per share-basic and diluted from continuing operations	($0.01)	$0.02	$0.01	$0.01	$0.01	$0.01	$0.02	$0.03
(Loss) per share-basic and diluted from discontinued operation	(0.00)	(0.00)	(0.00)	(0.00)	0.00	(0.00)	(0.01)	(0.03)

Net (loss) income per share-basic and diluted	($0.01)	$0.02	$0.01	$0.01	$0.01	$0.01	$0.01	$0.00

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.	Subsequent Event (unaudited)

On April 19, 2005, Cygne announced that it was in preliminary discussions to acquire the branded and private label denim clothing supply business of Commerce Clothing Company

LLC, a privately-held company principally owned by Hubert Guez. During 2004, Commerce Clothing re-entered the market after being dormant for several years, and is involved in the design, manufacture and sale of denim clothing. Commerce Clothing had unaudited net sales of $17.4 million for the six months ended December 31, 2004 and $13.4 million for the first quarter of 2005, and was profitable in both periods. The preliminary proposed purchase price would be approximately 12 million shares of Cygne common stock and a promissory note in the approximate amount of $40-$50 million. In addition, Cygne would enter into a supply agreement with a company controlled by the seller to manufacture denim products to be sold by Cygne. Mr. Guez would have the right to nominate three designees for election to Cygne’s Board of Directors and may, under certain circumstances, be deemed to be in “control” of Cygne. The discussions are at a preliminary stage and the terms of the acquisition could change materially. In addition, there can be no assurance that the transaction will be consummated.

Cygne Designs, Inc. and Subsidiaries

Schedule II- Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Allowances Provided to Customers	Balance at End of Period
	(In thousands)
Reserves for returns and allowances:
Year ended February 1, 2003	$0	$42	$22	$20
Year ended January 31, 2004	20	56	71	5
Year ended January 29, 2005	5	52	57	0

Reserve for other receivables:
Year ended January 31, 2004	$0	$433	$0	$433
Year ended January 29, 2005	433	0	0	433