Form 10-K/A
period 2005-01-29
CYGNE DESIGNS INC
filed 2005-05-24
CIK 906782

SECURITY AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934 for the fiscal year ended January 29, 2005.

Commission File Number 0-22102

CYGNE DESIGNS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	04-2843286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11 West 42nd Street, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

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

Explanatory note: This Annual Report on Form 10-K/A has been filed by the registrant to amend the Annual Report on Form 10-K filed by the Registrant on April 29, 2005 to include the information required to be disclosed by items 10 through 14 of Part III on Form 10-K.

Item 10.	Directors and Executive Officers of the Registrant

Directors

The directors of the Company are as follows:

Director	Age	Year First Became Director	Principal Occupation During the Past Five Years
James G. Groninger	61	1993	President of The BaySouth Company since January 1995.

Bernard M. Manuel	57	1988	Chief Executive Officer of Cygne since October 1988 and Chairman of the Board since December 1989

Mr. Groninger is a director and Chief Executive Officer of LBS Technologies, Inc. and a director of Layton BioScience, Inc. and NPS Pharmaceuticals, Inc. LBS Technologies, Inc. and Layton BioScience, Inc. are privately held companies engaged in genomics and neuronal cell therapy respectively. NPS Pharmaceuticals, Inc. is publicly traded company engaged in the discovery, development, and commercialization of therapeutic small molecules and recombinant proteins.

In September 1993 the Company established an audit committee and a compensation committee. Mr. Groninger is the sole member of the compensation committee and the audit committee. The audit committee reviews the Company’s annual audit and meets with the Company’s independent accountants to review the Company’s internal controls and financial management practices. The compensation committee reviews compensation practices, recommends compensation for the Company’s executives and key employees, and functioned as the committee under our 1993 Stock Option Plan. The compensation committee held one meeting and the audit committee held five meetings during the year ended January 29, 2005. Mr. Groninger is an “audit committee financial expert” as defined in Regulation 240.401 (h) (1) (i) (A) of Regulation S-K.

Cygne does not have a nominating committee. Both Messrs. Groninger and Manuel participate in the consideration of director nominees. Given that Cygne has only two directors, Cygne believes that it is most effective to have both of the board members consider director nominees. Cygne does not have a charter governing the nomination of persons for election of directors.

During the year ended January 29, 2005, the board of directors held three meetings. Each director attended all of the meetings of the board of directors and all of the meetings of the committees of the board of directors on which he served.

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

Based upon a review of the copies of such forms furnished to the Company and written representations from company’s executive officers and directors, the Company believes that during the fiscal year ended January 29, 2005, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

The Company has adopted a code of ethics applicable to the Company’s officers, who include the Company’s principal executive officer, principal financial officer and financial professionals. A copy of the Company’s code of ethics has been filed with the Securities and Exchange Commission. The Company undertakes to provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests for such copy should be made in writing to the Company at its principal office, which is set forth on the first page of this Form 10-K, attention Corporate Secretary.

Executive Officers

See “Item 10. Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The following table shows compensation for the chief executive officer and the only other executive officer for the three years ended January 29, 2005 (“2004”), January 31, 2004 (“2003”) and February 1, 2003 (“2002’).

Summary Compensation Table
	Annual Compensation		All Other Compensation (1)
	Year	Salary
Bernard M. Manuel Chairman of the Board and Chief Executive Officer	2004 2003 2002	$400,000 400,000 400,000	$11,759 16,186 1,188	(3) (2)(3) (2)
Roy E. Green Senior Vice President-Chief Financial Officer Treasurer and Secretary	2004 2003 2002	$245,000 245,000 245,000	$242 649 2,276	(4) (4) (4)

(1)	Consists of certain insurance premiums on term life insurance paid by Cygne, for the benefit of the named individuals, except as otherwise noted. Cygne ceased making life insurance payments on December 31, 2004.

(2)	Includes $126 for year 2003 and $824 for year 2002 representing Cygne’s matching contribution pursuant to its 401(k) defined contribution plan. This plan was terminated in March 2003.

(3)	Includes $11,759 for year 2004 and $15,637 for year 2003 for the lease of a personal automobile.

(4)	Includes $385 for year 2003 and $1,980 for year 2002 representing Cygne’s matching contribution pursuant to its 401(k) defined contribution plan. This plan was terminated in March 2003.

During the fiscal year ended January 29, 2005, no options were granted to the executive officers named in the Summary Compensation Table.

The following table sets forth at January 29, 2005 the number of stock options and the value of unexercised stock options held by each of the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises in the Last Fiscal Year and the Fiscal Year-End Option Values

	Shares Acquired on Exercise (#)	Value Realized	Number of Unexercised Options Held at Fiscal Year End (#)		Value of Unexercised, In-the-Money Options At Fiscal Year End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Bernard M. Manuel	—	—	—	—	$0	$0
Roy E. Green	—	—	20,000	—	$0	$0

(1)	Based on the closing stock price of the Common stock on January 29, 2005 of $0.34.

Employment Agreements

The Company currently has employment agreements with Bernard M. Manuel, its Chairman and Chief Executive Officer, and Roy E. Green, its Senior Vice President- Chief Financial Officer and Treasurer, and Secretary. These employment agreements, which currently expire on April 30, 2006, provide for their automatic renewal for successive one-year terms unless either party notifies the other to the contrary at least 90 days prior to their expiration. The employment agreements require each employee to devote substantially all of his time and attention to the Company’s business as necessary to fulfill his duties. Under these employment agreements, Messrs. Manuel and Green are currently entitled to an annual salary at a rate of $702,068 and $325,237, respectively, subject to annual cost of living increases. Mr. Manuel has accepted a reduction in salary to $400,000 and Mr. Green has accepted a salary reduction to $245,000. The employment agreements also provide for the payment of bonuses in such amounts as may be determined by the board. Under the employment agreements, the employee may terminate his employment upon 30 days’ notice. The employment agreements provide that in the event the employee’s employment is terminated by the Company at any time for any reason other that justifiable cause, disability, or death, or the Company fails to renew the agreement at any time within two years following a “Change of Control of the Company,” the Company must pay the employee his base salary and permit participation in benefit programs for two years in the case of Mr. Manuel, and one year in the case of Mr. Green. In the event the Company elects not to renew the agreement (other than within two years following a “ Change in Control in the Company”), the Company will (a) in the case of Mr. Manuel, pay him a severance payment equal to the lesser of (i) two months’ salary plus one –sixth of his most recently declared bonus for each year he has been employed by the Company or (ii) one year’s annual salary, and (b) in the case of Mr. Green, pay him a severance payment equal to the lesser of (i) one month’s salary plus one twelfth of his most recently declared bonus for each year he has been employee by the Company or (ii) six months salary. Each agreement contains confidentiality provisions, whereby each executive agrees not to disclose information regarding the Company, as well as non-competition covenants. The non-competition covenants survive the termination of an employee’s employment for two years in the case of Mr. Manuel and one year in the case of Mr. Green.

For purpose of the employment agreements, a “Change in Control of the Company” shall be deemed to occur (i) if there shall be consummated (x) any consolidation or merger of Cygne in which Cygne is not the continuing or surviving corporation or pursuant to which shares of the Company’s common stock would be converted into, cash securities or other property, other than a merger of Cygne in which the holders of the Company’s common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange, or other transfer (in one transaction or series of related transactions ) of all, or substantially all, of the Company’s assets, or (ii) the Company’s stockholders shall approve any plan or proposal for liquidation or dissolution of Cygne or (iii) any person (as such term is used in Sections 13(d) and 14(d) of the Exchange Act of 1934, as amended (the “ Exchange Act”)) shall become the beneficial owner (within the meaning of Rule 13(d) (3) under the Exchange Act) of 40% or more of the Company’s outstanding common stock other than pursuant to a plan or arrangement entered into by such person and Cygne, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire board of directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company’s stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

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

Compensation of Directors

Each non-employee director receives $3,500 for each board of directors meeting attended, and $1,500 for each meeting of any committee of the board of directors attended. In addition, directors who are not employees were compensated through stock options. During 2002, in lieu of a $3,500 cash payment due to the non-employee director for attendance at one of the board of directors meeting, Cygne issued the non-employee director a marketable security it held with a market value of $3,500.

The Company adopted a Stock Option Plan For Non-Employee Directors (the “Directors’ Plan”), pursuant to which options to acquire a maximum aggregate of 100,000 shares of Common Stock could be granted to non-employee directors. This Stock Option Plan expired on April 15, 2003 and no further options may be granted, although outstanding options remain in effect. Options granted under the Directors’ Plan do not qualify as incentive stock options within meaning of Section 422 of the Code. The Directors’ Plan provided for the automatic grant to each of the Company’s non-employee directors of (1) an option to purchase 10,000 shares of Common Stock on the date of such director’s initial election or appointment to the board of directors, and (2) an option to purchase 2,000 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on such anniversary date a non-employee director. The options have an exercise price of 100% of the fair market value of the Company’s common stock on the date of the grant, have a ten-year term, and become exercisable in four equal annual installments commencing on the first anniversary of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors’ Plan). The options may be exercised by payment in cash, check, or shares of common stock. On April 15, 1993 Mr. Groninger was elected as a director of Cygne and was granted an option to purchase 10,000 shares of common stock at a purchase price of $4.00 per share, the fair market value of the common stock on the date of grant.

On each of April 15, 1994, April 15, 1995, April 15, 1996, April 15, 1997, April 14, 1998, April 15, 1999, April 15, 2000, April 15, 2001, April 15, 2002 and April 15, 2003 the anniversary dates of his initial election to the board of directors, Mr. Groninger was granted options to purchase 2,000 shares of common stock at a purchase price of $23.50, $10.00, $1.75, $0.69, $0.28, $0.16, $0.23, $0.14, $0.08, and $0.13, respectively, the fair market values of the Company’s common stock on the dates of grant. The options granted on April 15, 1993, April 14, 1994 and April 15, 1995 expired on April 15, 2003, April 15, 2004 and April 15, 2005, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 16, 2005 regarding the beneficial ownership of the Company’s common stock by (i) each person known by the Company to own beneficially more that five percent of the Company’s outstanding Common Stock (ii) each director of Cygne; (iii) each executive officer named in the Summary Compensation Table (see “Item 11. Executive Compensation”); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

Name and Address	Amount and Nature Of Beneficial Ownership of Cygne Common Stock (1)	Percentage of Cygne Common Stock
James G. Groninger (2)	14,500	*
Bernard M. Manuel (3)	4,946,975	39.8%
Roy E. Green	—	*
Directors and executive officers as a group (3 persons)(4)	4,961,475	40.0%

*	Less than one percent

(1)	A person has beneficial ownership over shares if the person has voting or investment power over the share or the right to acquire such power within 60 days.

(2)	Consists of shares issuable pursuant to options, which are exercisable within 60 days of April 16, 2005. Does not include 1,500 shares, which are the subject of options, which are not exercisable within 60 days of April 16, 2005.

(3)	Mr. Manuel’s address is c/o Cygne Designs, Inc. 11 west 42nd Street, New York, NY 10036.

(4)	Includes 14,500 shares issuable pursuant to options which are exercisable within 60 days of April 16, 2005. See note 2.

The following table sets forth information as of January 29, 2005 with respect to shares of the Company’s common stock that could have been issued under the Company’s equity compensation plans consisting of the 1993 Employee Stock Option Plan and the Company’s 1993 Non-Employee Director Plan. Both of these plans expired on April 15, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	79,000	$1.46	0
Equity compensation plans not approved by security holders	0	0	0

Total	79,000	$1.46	0

Item 13.	Certain Relationships and Related Transactions.

None

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed by the independent auditors for services rendered to the Company for the audit of the Company’s financial statements for the years ended January 29, 2005 (“2004”) and January 31, 2004 (“2003”). The services also included reviews of the financial statements included in the Company’s Quarterly Reports on Form 10Q and for other services rendered on behalf of our Company in those fiscal years. No services were performed by, or fees incurred to, Mahoney Cohen & Company, CPA, P.C. in connection with the financial information services design and implementation projects during 2004 or 2003. The fees billed by Mahoney Cohen & Company, CPA, P.C., our independent auditors, for audit and all other fees during 2004 and 2003 are summarized below. The audit committee has considered whether the provision of these services is compatible with maintaining the principle accountant’s independence and has concluded that such services are compatible. All fees paid were reviewed and pre-approved by the audit committee.

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

Exhibit No.	Description
2.2	Agreement dated May 9, 2001 between Cygne Designs, Inc. and Best Knits, LLC. *(8)

3.1	Restated Certificate of Incorporation, as amended by Certificate of Amendment filed August 6, 1994 with the Secretary of State of the State of Delaware. *(2)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. * (3)

3.3	By-laws. *(4)

4.0	Specimen Stock Certificate. *(4)

10.1	Amended and Restated Employment Agreement, dated as of January 1, 1995, between the Company and Bernard M. Manuel. *(5)

10.3	1993 stock option plan, as amended, through June 28, 1994. *(2).

10.4	Form of Stock Option Agreement. *(4)

10.8	Lease between the Company and L.H. Charney Associates, L.P. *(6)

10.9	Lease Extension and Modification between the Company and L.H. Charney Associates, L.P. amendments. * (7)

10.10	Revolving Credit and Security agreement, dated as of May 11, 2001, between GMAC Commercial Credit LLC, as lender, and Cygne Designs. *(8)

10.12	Credit agreement between Prosperity Textiles Ltd. and Egyptian Arab Land Bank. * (7)

10.13	Asset Purchase Agreement dated June 9, 2002 between Cygne Designs, Inc. and Prosperity Textiles Ltd., and House and Garden Company and Century Investment Group *(9)

10.14	Amended and Restated Factoring Agreement dated January 1, 2003 between GMAC Commercial Credit LLC and Cygne Designs, Inc. * (10)

10.15	Amendment dated July 29, 2002 to Asset Purchase Agreement dated June 9, 2002 between Cygne Designs, Inc. and Prosperity Textiles Ltd. And House and Garden Company and Century Investment Group. * (10)

14.1	Code of Ethics for Company’s Officers and Financial Professionals. * (11)

31.1	Certificates of Principle Executive Officer (13)

31.2	Certificates of Principal Financial Officer (13)

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

32.2	Certifications Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

99.1	Letter of Intent between Cygne Designs, Inc. and Commerce Clothing Company LLC dated May 20, 2005 (13)

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the following documents:

(1)	Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

(2)	Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1994.

(3)	Company’s Quarterly Report in Form 8-K dated December 5, 2000.

(4)	Company’s Registration Statement of Form S-1 (Registration No. 33-64358)

(5)	Company’s Annual Report on Form 10-K for fiscal year ended January 28, 1995.

(6)	Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000

(7)	Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001

(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001

(9)	Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002

(10)	Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003

(11)	Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004

(12)	Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004

(13)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2005	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

May 24, 2005	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary