Form 10-Q
period 2005-04-30
CYGNE DESIGNS INC
filed 2005-06-14
CIK 906782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Common Stock, $0.01 par value, 12,458,038 shares as of June 10, 2005.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).    Yes  ☐    No  ☒

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 30, 2005	January 29, 2005
	(Unaudited)	(Audited)
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$5,072	$3,575
Trade accounts receivable	1,234	837
Inventories	2,121	2,707
Marketable securities	47	37
Other receivables and prepaid expenses	139	292

Total current assets	8,613	7,448
Fixed assets, net	1,624	1,679
Other assets	41	33

Total assets	$10,278	$9,160

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,692	$362
Accrued expenses	489	517
Income taxes payable	563	566

Total current liabilities	2,744	1,445

Commitments and contingencies – note 3
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 25,000,000 shares authorized: 12,438,038 shares issued and outstanding	124	124
Paid-in capital	120,918	120,918
Accumulated other comprehensive loss	(168)	(178)
Accumulated deficit	(113,340)	(113,149)

Total stockholders’ equity	7,534	7,715

Total liabilities and stockholders’ equity	$10,278	$9,160

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	April 30, 2005	May 1, 2004
	(In thousands except per share amounts)
Net sales	$5,555	$5,586
Cost of goods sold	4,923	4,799

Gross profit	632	787
Selling, general, and administrative expenses	725	832
Provision for restructuring	102	—

(Loss) from continuing operations before interest and income taxes	(195)	(45)
Interest income	(9)	(6)
Interest expense	—	42

(Loss) from continuing operations before income taxes	(186)	(81)
Provision for income taxes	5	5

(Loss) from continuing operations	(191)	(86)
(Loss) from discontinued operation	—	(8)

Net (loss)	$(191)	$(94)

(Loss) per share – basic and diluted from continuing operations	$(0.02)	$(0.01)
(Loss) per share-basic and diluted from discontinued operation	—	—

Net (loss) per share-basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic	12,438	12,438

Diluted	12,438	12,438

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Period Ended April 30, 2005

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Total
	(In thousands)
Balance at January 29, 2005	12,438	$124	$120,918	$(178)	$(113,149)	$7,715
Net (loss) for the three months ended April 30, 2005	—	—	—	—	(191)	(191)
Unrealized gain on marketable securities for the three months ended April 30, 2005	—	—	—	10	—	10

Comprehensive (loss) for the three months ended April 30, 2005	—	—	—	—	—	(181)

Balance at April 30, 2005	12,438	$124	$120,918	$(168)	$(113,340)	$7,534

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	April 30, 2005	May 1, 2004
	(In thousands)
Operating activities
Net (loss)	$(191)	$(94)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation	66	68
Changes in operating assets and liabilities:
Trade accounts receivable	(397)	—
Due from factor	—	(3)
Inventories	586	(1,602)
Other receivables and prepaid expenses	153	135
Other assets	(8)	—
Accounts payable	1,330	899
Accrued expenses	(28)	30
Income taxes payable	(3)	(2)

Net cash provided by (used in) operating activities	1,508	(569)

Investing activities
Purchase of fixed assets	(11)	(45)

Net cash (used in) investing activities	(11)	(45)

Net increase (decrease) in cash and cash equivalents	1,497	(614)
Cash and cash equivalents at beginning of period	3,575	3,345

Cash and cash equivalents at end of period	$5,072	$2,731

Supplemental disclosures of cash flow information:
Income taxes paid	$8	$7

Interest paid	$0	$29

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended January 28, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005. The balance sheet at January 29, 2005 has been derived from the audited financial statements at that date. The Company’s fiscal year ends on the Saturday nearest to January 31.

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

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43,Chapter 4.” SFAS No. 151 retains the general principle of ARB 43,Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated SFAS No. 151 and it does not anticipate that the adoption of SFAS No. 151 would have a material impact on the Company’s financial condition, results of operations, and cash flows.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)-Continued

Recently Issued Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement becomes effective for the Company’s annual reporting period that begins in February 2006. The Company is required to implement this new standard in the quarter ending April 29, 2006. This new standard, if it had been in effect, would have had no impact on the net earnings and related per share amounts of our quarters ended on April 30, 2005 and May 1, 2004.

Net (Loss) Income Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128 “Earnings Per Share”. Basic loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of options convertible into an aggregate of approximately 21,000 and 10,000 common shares as of April 30, 2005 and May 1, 2004, respectively, are not included, as the inclusion of such would be anti-dilutive for all periods presented.

Comprehensive Loss

Comprehensive loss is comprised of the net loss and the unrealized gain on marketable securities for the three months ended April 30, 2005.

Stock Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in the net (loss) as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of the grant. There would have been no effect on net (loss) and (loss) per share for the three months ended April 30, 2005 and May 1, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)-Continued

Acquisition of Company

On May 20, 2005, Cygne signed a non-binding Letter of Intent to acquire the branded and private label denim clothing supply business of Commerce Clothing Company LLC, a privately-held company principally owned by Hubert Guez. During 2004, Commerce Clothing re-entered the market after being dormant for several years, and is involved in the design, manufacture and sale of denim clothing. The proposed purchase price would be 12 million shares of Cygne common stock and an eight-year 4.70% per annum promissory note in an amount of $47.5 million. In addition, Cygne would enter into a supply agreement with a company controlled by Mr. Guez to manufacture denim products to be sold by Cygne. The terms of the acquisition set forth in the Letter of Intent could change materially. In addition, there can be no assurance that the transaction will be consummated.

Disposition of Company

The operating results of a business sold in 2002 have been excluded from the results from continuing operations and is classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

2. Inventories

Inventories which consists of raw materials and work-in-process, are stated at the lower of cost (determined on a first-in, first-out basis) or market.

3. Commitments and Contingencies

Litigation

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan. The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne’s management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable. In April 2005, the Company determined that it would not be cost effective to continue with this arbitration case and notified the arbitrators that it has withdrawn its case against Century Investment Group.

The Company is involved in other various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

4. Income Tax

As of January 29, 2005, based upon tax returns filed and to be filed, the Company expects to report a net operating loss carryforwards for U.S. Federal income tax purposes of approximately $114,000,000. If unused, these loss carryforwards will expire in the Company’s taxable years ending in 2011 through 2025.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)-Continued

4. Income Tax (continued)

Under Section 382 of the U.S. Internal Revenue Code, if there were a more than 50% ownership change (as defined therein) with respect to the Company’s stock, the Company’s loss carryforwards for U.S. Federal and New York State and City tax purposes would be virtually eliminated. Approximately $78,000,000 of the U.S. Federal net operating loss carryforwards will expire in the taxable year ended in January 2011.

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

Tax Audits

Since 2001, the Guatemalan Internal Revenue Service has been conducting an audit of the Guatemalan tax returns filed by JMB Internacional, S.A., the Company’s 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. At April 30, 2005, based upon its knowledge of the status of the issues of the audit, Cygne’s management has provided a reserve of $470,000 for these audits.

In May 2005, the Israeli Internal Revenue Service orally informed the Company’s Israeli tax representative that it would commence an audit for the years prior to December 31, 2004 of the Company’s 100% owned dormant Israeli subsidiary, M.T.G.I.-Textile Manufacturers Group (Israel) Ltd.

The Company is subject to other ongoing tax audits in several jurisdictions. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

5. Provision for restructuring

The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at the Company’s Guatemalan facility. On January 1, 2005, United States discontinued its textile import quotas. As a result, Cygne’s customers have been able to secure some of their products previously purchased from the Company in the Far East at a lower price. Approximately $50,000 of the severance cost was accrued at April 30, 2005 for those employees who were notified during April that they would be terminated in May 2005.

6. Segment Information

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

Statements in this Report concerning the Company’s business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, United States discontinuance of textile import quotas at January 1, 2005, a decline in demand for merchandise offered by the Company or changes and delays in customer delivery plans and schedules, significant regulatory changes, including increases in the rate of import duties or adverse changes in foreign countries export quotas, dependence on a key customer, an adverse tax ruling, risks associated with war and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise, risk of operations and suppliers in foreign countries, competition, the loss of key personnel, and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended January 29, 2005. The Company assumes no obligation to update or revise any such forward-looking statements.

Overview

On May 20, 2005, Cygne announced that it has signed a non-binding Letter of Intent to acquire the branded and private label denim clothing supply business of Commerce Clothing Company LLC, a privately-held company principally owned by Hubert Guez. During 2004, Commerce Clothing re-entered the market after being dormant for several years, and is involved in the design, manufacture and sale of denim clothing. The proposed purchase price would be 12 million shares of Cygne common stock and an eight-year 4.70% per annum promissory note in an amount of $47.5 million. In addition, Cygne would enter into a supply agreement with a company controlled by Mr. Guez to manufacture denim products to be sold by Cygne. The terms of the acquisition set forth in the Letter of Intent could change materially. In addition, there can be no assurance that the transaction will be consummated. The Letter of Intent has been filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K/A for the year ended January 29, 2005.

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan. The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne’s management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable. In April 2005, the Company determined that it would not be cost effective to continue with this arbitration case and notified the arbitrators that it has withdrawn its case against Century Investment Group.

The Company historically has been dependent on one or more key customers. A significant portion of the Company’s sales has been and is expected to continue to be to New York and Company, Inc. (“NY&C”). For the year 2004, sales to NY&C accounted for 82% of Cygne’s net sales.

For the first quarter of 2005, sales to NY&C accounted for 92% of Cygne’s net sales. For the first quarter of 2004, sales to NY&C accounted for 86% of the Company’s net sales. Although Cygne has a long-established relationship with NY&C, its key customer, Cygne does not have long-term contracts with NY&C. The Company’s future success will be dependent upon its ability to attract new customers and to maintain its relationship with NY&C. During the first quarter of 2005 Cygne has two customers in addition to NY&C. Cygne continues to maintain its positive working relationship with NY&C by providing on-time deliveries of quality products.

Effective January 1, 2005, the United States (“USA”) discontinued textile import quotas affecting the products sourced by the Company. As a result, the USA total imports from China during the first quarter of 2005, including the product categories manufactured by Cygne in Guatemala, have increased substantially. The USA has established a safeguard programs which will limit the increase in apparel imports from China for calendar year 2005. Notwithstanding the USA 2005 safeguard programs, Cygne anticipates that its results of operations could be adversely affected for the balance of 2005 as compared to 2004 on account of the increase in imports from China.

Cygne believes that there probably will be downward pressure on gross margins during the year 2005 as a result of the competition from Chinese imports.

The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at the Company’s Guatemalan facility. On January 1, 2005, USA discontinued its textile import quotas. As a result, Cygne’s customers have been able to secure some of their products previously purchased from the Company in the Far East at a lower price.

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

Some of the other items in our financial statements requiring significant estimates and judgments are as follows:

Depreciation and Amortization

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life or term of the related lease.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s audited consolidated financial statements and notes thereto as shown in the Annual Report on Form 10-K for the year ended January 29, 2005.

Results of Operations

The following table is derived from the Company’s consolidated statements of operations for continuing operations for the three months ended April 30, 2005 and May 1, 2004 and expresses for these periods certain data as a percentage of net sales:

	Three Months Ended
	April 30, 2005	May 1, 2004
Continuing Operations
Net sales	100.0%	100.0%

Gross profit	11.4	14.1
Selling, general, and administrative expenses	13.1	14.9
Provision for restructuring	1.8	—

(Loss) from continuing operations before interest and income taxes	(3.5)	(0.8)
Interest (income) expense, net	(0.2)	0.6
Provision for income taxes	0.1	0.1

(Loss) from continuing operations	(3.4)%	(1.5)%

Three months ended April 30, 2005 (first quarter of 2005) compared to three months ended May 1, 2004 (first quarter of 2004)

Net Sales

Net sales for the first quarter of 2005 were $5,555,000, a decrease of $31,000, or 0.6%, from $5,586,000 in the first quarter of 2004.

The decrease in sales for the first quarter of 2005 as compared to the first quarter of 2004 resulted primarily from loss of sales from customers discontinued in 2004 amounting to $543,000, offset by an increase in sales to NY&C of $292,000 and an increase in sales of second quality garments of $220,000.

The increase in sales to NY&C was the result of the number and size of the programs that NY&C purchased from Cygne. NY&C accounted for 92% of Cygne’s net sales for the first quarter of 2005 and 86% of Cygne’s net sales for the first quarter of 2004.

Gross Profit

The gross profit for the first quarter of 2005 was $632,000, or 11.4% of net sales, a decrease of $155,000 or 19.7% from the gross profit of $787,000, or 14.1% of the net sales, for the comparable period in 2004.

The decrease in gross profit for the first quarter of 2005 compared to the first quarter of 2004 was attributable to the downward pressure on NY&C gross margins as a result of competition from Chinese imports, decrease in gross profit on account of loss of sales from customers discontinued in 2004, offset by the sale of second quality garments of $220,000 which had been marked down in prior periods, and lower overhead at the Company’s Guatemalan facility.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the first quarter of 2005 were $725000, a decrease of $107,000 or 12.9% from $832,000 in the comparable period in 2004. The decreases in expense in the first quarter of 2005 compared to the first quarter of 2004 were primarily a decrease in personnel costs and rent expense.

Provision for Restructuring

The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at the Company’s Guatemalan facility. On January 1, 2005, United States discontinued its textile import quotas. As a result, Cygne’s customers have been able to secure some of their products previously purchased from the Company in the Far East at a lower price.

Interest

There was no interest expense for the first quarter of 2005 compared to $42,000 in the first quarter of 2004. The Company does not have a credit facility in 2005. Interest expense for the first quarter of 2004 included factor fees and the amortization of deferred financing costs.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2005 and 2004 was $5,000.

Liquidity and Capital Resources

The Company does not have a credit facility and it does not forecast any borrowing requirements for the balance of the year 2005.

Net cash provided by operating activities for the first quarter of 2005 was $1,508,000. The components of cash provided by operating activities totaling $2,069,000 are (i) a decrease in inventories of $586,000, (ii) a decrease in other receivables and prepaid expenses of $153,000, and (iii) an increase in accounts payable of $1,330,000. The cash provided by operations was partially offset by cash used in operations totaling $561,000. The components of cash used in operating activities are (a) a net loss, net of depreciation of $125,000, (b) an increase in trade accounts receivable of $397,000, (c) an increase in other assets of $8,000, (d) a decrease in accrued expense of $28,000, and (e) a decrease in income taxes payable of $3,000.

Net cash used in operating activities for the first quarter of 2004 for the discontinued operation was $8,000. Net cash used in operating activities for the first quarter of 2004 for continuing operations was $561,000. The components of cash used in operating activities totaling $1,625,000 are (i) an increase in inventories of $1,602,000, (ii) a net loss, net of depreciation, of $18,000, (iii) an increase in due from factor of $3,000, and (iv) a decrease in income taxes payable of $2,000. The cash used in operations was partially offset by cash provided by operations totaling $1,064,000. The components of cash provided by operations are (a) a decrease of other receivables of $135,000, (b) an increase in accounts payable of $899,000, and (c) an increase in accrued expenses of $30,000.

Cash used in investing activities in the first quarter of 2005 of $11,000 was for the purchase of sewing machines.

Cash used in investing activities in the first quarter of 2004 of $45,000 consisted of the purchase of computer equipment in the amount of $13,000 and the purchase of sewing machines in the amount of $32,000.

There were no financing activities in the first quarter of 2005 or in the first quarter of 2004.

At April 30, 2005 and at January 29, 2005, working capital was $5,869,000 and $6,003,000, respectively.

The Company’s financial performance for the next twelve months will depend on a variety of factors, including the amount of sales to NY&C and the effect on Cygne’s business on account of the discontinuance of textile import quotas by the United States on January 1, 2005. As a result of the discontinuance of textile import quotas, the Company’s customers may be able to secure the products currently being purchased from the Company in other places at a lower price. If the Company has significant operating losses, the Company could face severe liquidity pressures, which would adversely affect the Company’s financial condition and results of operations and cash flows. The Company has in the past incurred costs in restructuring its operations due to the loss of customers and could incur additional costs in the future associated with the restructuring of its operations. The Company believes that it will have sufficient working capital to support the business for the next twelve months.

Effect of New Accounting Standards

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement becomes effective for the Company’s annual reporting period that begins in February 2006. The Company is required to implement this new standard in the quarter ending April 29, 2006. This new standard, if it had been in effect, would have had no impact on the net earnings and related per share amounts of our quarters ended on April 30, 2005 and May 1, 2004.

Off-Balance Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating its business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe it has a material exposure to market risk. The Company’s earnings may be affected by changes in short-term interest rates if it had obtained a credit facility.

Item 4. Controls and Procedures

The Company’s management with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. Such evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, the Company sold its Jordanian business to Century Investment Group for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan. The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As Cygne has not received the final payment of $433,000, it has submitted its claim for this payment to arbitration. As the outcome of this arbitration is uncertain, Cygne’s management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable. In April 2005, the Company determined that it would not be cost effective to continue with this arbitration case and notified the arbitrators that it has withdrawn its case against Century Investment Group.

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certificate of Principal Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

Date	Items	Financial Statements
April 19, 2005	9.01	None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 14, 2005	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

June 14, 2005	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary