Form 10-Q
period 2005-07-30
CYGNE DESIGNS INC
filed 2005-09-13
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of September 6, 2005, there are 22,958,038 shares of Common Stock, $0.01 par value, outstanding.

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 30, 2005	January 29, 2005
	(Unaudited)	(Audited)
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,164	$3,575
Trade accounts receivable	1,732	837
Inventories	2,407	2,707
Marketable securities	35	37
Other receivables and prepaid expenses	211	292

Total current assets	7,549	7,448
Fixed assets, net	1,573	1,679
Other assets	539	33

Total assets	$9,661	$9,160

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,226	$362
Accrued expenses	765	517
Income taxes payable	568	566

Total current liabilities	2,559	1,445

Commitments and contingencies – note 3
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 25,000,000 shares authorized: issued and outstanding: 12,458,038 at July 30, 2005 and 12,438,038 at January 29, 2005	124	124
Paid-in capital	120,924	120,918
Accumulated other comprehensive loss	(180)	(178)
Accumulated deficit	(113,766)	(113,149)

Total stockholders’ equity	7,102	7,715

Total liabilities and stockholders’ equity	$9,661	$9,160

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(In thousands except per share amounts)
Net sales	$4,062	$10,318	$9,617	$15,904
Cost of goods sold	3,770	8,959	8,693	13,758

Gross profit	292	1,359	924	2,146
Selling, general, and administrative expenses	726	1,093	1,451	1,925
Provision for restructuring	—	—	102	—

(Loss) income from continuing operations before interest and income taxes	(434)	266	(629)	221
Interest income	(13)	(1)	(22)	(7)
Interest expense	—	61	—	103

(Loss) income from continuing operations before income taxes	(421)	206	(607)	125
Provision for income taxes	5	5	10	10

(Loss) income from continuing operations	(426)	201	(617)	115
(Loss) from discontinued operation	—	(7)	—	(15)

Net (loss) income	$(426)	$194	$(617)	$100

(Loss) income per share – basic and diluted from continuing operations	$(0.03)	$0.02	$(0.05)	$0.01
(Loss) per share-basic and diluted from discontinued operation	—	—	—	—

Net (loss) income per share-basic and diluted	$(0.03)	$0.02	$(0.05)	$0.01

Weighted average common shares outstanding:
Basic	12,458	12,438	12,448	12,438

Diluted	12,458	12,443	12,448	12,445

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Period Ended July 30, 2005

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumu-lated Deficit)	Total
	(In thousands)
Balance at January 29, 2005	12,438	$124	$120,918	$(178)	$(113,149)	$7,715
Exercise of stock options	20	—	6	—		6
Net (loss) for the six months ended July 30, 2005	—	—	—	—	(617)	(617)
Unrealized loss on marketable securities for the six months ended July 30, 2005	—	—	—	(2)	—	(2)

Comprehensive (loss) for the six months ended July 30, 2005	—	—	—	—	—	(619)

Balance at July 30, 2005	12,458	$124	$120,924	$(180)	$(113,766)	$7,102

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	July 30, 2005	July 31, 2004
	(In thousands)
Operating activities:
Net (loss) income	$(617)	$100
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation	132	140
Changes in operating assets and liabilities:
Trade accounts receivable	(895)	—
Due from factor	—	(1,912)
Inventories	300	(1,094)
Other receivables and prepaid expenses	81	82
Other assets	—	10
Accounts payable	864	1,386
Accrued expenses	248	54
Income taxes payable	2	(12)

Net cash provided by (used in) operating activities	115	(1,246)

Investing activities:
Costs incurred in connection with the purchase of the denim business	(506)	—
Purchase of fixed assets	(26)	(155)

Net cash (used in) investing activities	(532)	(155)

Financing activities:
Exercise of stock options	6	—

Net cash provided by financing activities	6	—

Net (decrease) in cash and cash equivalents	(411)	(1,401)
Cash and cash equivalents at beginning of period	3,575	3,345

Cash and cash equivalents at end of period	$3,164	$1,944

Supplemental disclosures of cash flow information:
Income taxes paid	$8	$22

Interest paid	$0	$75

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended January 28, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005. The balance sheet at January 29, 2005 has been derived from the audited financial statements at that date. The Company’s fiscal year ends on the Saturday nearest to January 31.

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

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43,Chapter 4.” SFAS No. 151 retains the general principle of ARB 43,Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated SFAS No. 151 and it does not anticipate that the adoption of SFAS No. 151 would have a material impact on the Company’s financial condition, results of operations, and cash flows.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)-Continued

Recently Issued Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), (“SFAS 123R”)”Share-Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement becomes effective for the Company’s annual reporting period that begins in February 2006. The Company is required to implement this new standard in the quarter ending April 29, 2006. This new standard, if it had been in effect, would not have had a material impact on the net earnings and related per share amounts of the three and six months ended on July 30, 2005 and July 31, 2004.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company has evaluated SFAS No. 154 and it does not anticipate that the adoption of SFAS No. 154 would have a material impact on the Company’s financial condition, results of operations, and cash flows.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)-Continued

Net (Loss) Income Per Share

The following is an analysis of the differences between basic and diluted outstanding shares in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(in thousands)
Weighted average common shares outstanding	12,458	12,438	12,448	12,438
Effect of dilutive securities: Stock Options	0	5	0	7

Weighted average common shares outstanding and common shares equivalents	12,458	12,443	12,448	12,445

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128 “Earnings Per Share”. Basic net (loss) income per share is calculated by dividing the net (loss) income attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income attributable to common stockholders by the weighted-average common shares outstanding and common stock equivalents. The dilutive effect of options convertible into an aggregate of approximately 15,000 and 13,000 common shares for the three and six months ended July 30, 2005, respectively, are not included, as the inclusion of such would be anti-dilutive for all periods presented.

Comprehensive Loss

Comprehensive loss is comprised of the net loss and the unrealized loss on marketable securities for the six months ended July 30, 2005.

Stock Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in the net (loss) income as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of the grant. There would have been no effect on net (loss) income and (loss) income per share for the three and six months ended July 30, 2005 and July 31, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)-Continued

Acquisition of Company

The Asset Purchase Agreement

On July 31, 2005, Cygne, Diversified Apparel Clothing Company LLC (whose name was subsequently changed to Diversified Apparel Resources, LLC [“Diversified Apparel”]), and the members of Diversified Apparel including Hubert Guez (“Guez”), Diversified Apparel’s managing member and Chief Executive Officer, entered into an asset purchase agreement (the “Agreement”), and simultaneously closed the transactions contemplated thereby, providing for the purchase by Cygne from Diversified Apparel of the assets (the “Assets”) used in Diversified Apparel’s business of the designing, merchandising and wholesaling of branded and private label denim apparel (the “Acquired Business”), which include, among other things, all of Diversified Apparel’s (i) tangible personal property, (ii) open purchase orders, (ii) New York showroom leases (for the property located on the fourth floor of 215 West 40th Street) and (iii) trademarks and intellectual property associated with the Acquired Business.

The Assets do not include any cash, accounts receivable, prepaid expenses, deposits (other than the lease deposit for the showrooms), inventories or stock of any subsidiaries.

Under the Agreement, Cygne only assumed the following liabilities of Diversified Apparel:

1. any and all liabilities, obligations and commitments arising after the Closing under the Diversified Apparel agreements included in the Assets (including the Showroom Leases); and

2. any liability or obligation arising from the operation of the Acquired Business, ownership of the Assets or showroom leases after the Closing Date.

In consideration for the Assets, Cygne (i) issued to Diversified Apparel 10.5 million shares of its Common Stock, $0.01 par value per share, (ii) issued to Diversified Apparel a secured subordinated promissory note (the “Note”) in the principal amount of $47.5 million, (iii) paid $2 million in cash at the Closing and (iv) agreed to pay to Diversified Apparel $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005; provided that, the first through fifth installments of such monthly payments may be deferred for up to 180 days each, to the extent that the Board of Directors of Cygne determines in its good faith sole discretion that any or all of such first through fifth installments of such monthly payments will adversely affect the business or financial condition of Cygne and its subsidiaries. Cygne’s Board of Directors has determined that payment of the August 2005 installment at this time would adversely affect its business and financial condition and accordingly has deferred the payment.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)-Continued

Acquisition of Company (continued)

Registration Rights Agreement

In connection with the transactions contemplated by the Agreement, Cygne and Diversified Apparel entered into a Registration Rights Agreement, pursuant to which Cygne has the obligation to register the resale of the Shares under the Securities Act of 1933 (the “Registration Statement”), which Registration Statement shall be filed no later than September 20, 2005 . Cygne is obligated to use its commercially reasonable efforts to have such Registration Statement declared effective by the Securities and Exchange Commission (“SEC”) no later than October 29, 2005 (or December 28, 2005 if the SEC conducts a “full review” of such Registration Statement). If Cygne does not file the Registration Statement on a timely basis, it will be liable to Diversified Apparel for monthly liquidated damages in certain circumstances in an amount equal to .05% of the value (based on the average closing price of the Common Stock for the five business days preceding, but not including, the date of the Agreement) of the securities then held by Diversified Apparel.

The Supply Agreement

In connection with the Agreement, Cygne entered into a supply agreement (the “Supply Agreement”) with AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Diversified Apparel. Under the Supply Agreement, AZT will manufacture and supply Cygne with its entire requirements of branded and private label denim apparel of the type sold by Diversified Apparel (“Denim Products”) until at least July 31, 2007. Pricing under the Supply Agreement is based on providing Cygne with certain gross margins on resales of its Denim Products. Although AZT is obligated to deliver Denim Products ordered by Cygne under the Supply Agreement, Cygne has no obligation to source Denim Products from AZT.

In the event that, at any given time, purchase orders outstanding from Cygne equal or exceed $7.5 million, Cygne will advance to AZT 50% of any such amounts exceeding $7.5 million in order to finance production.

The Distribution Agreement

In connection with the Agreement, Cygne entered into a distribution agreement (the “Distribution Agreement”) with Diversified Apparel. Under the Distribution Agreement, Diversified Apparel shall provide Cygne with certain distribution and operations services with respect to the Denim Products until July 31, 2007. As consideration for the services provided under the Distribution Agreement, Cygne will pay Diversified Apparel a fixed rate per apparel unit of Fifty Cents ($0.50), subject to increase based upon certain economic factors.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)-Continued

Acquisition of Company (continued)

Indebtedness

Agreements with Milberg Factors, Inc. (“Milberg”)

In connection with the purchase of certain assets of Diversified Apparel on July 31, 2005, Cygne entered into a Factoring Agreement (the “Factoring Agreement”) with Milberg. The Factoring Agreement has an initial term of one year and thereafter will be automatically renewed for successive periods of one year unless terminated by Cygne at the conclusion of its initial term or any renewal term by giving Milberg at least sixty (60) days prior written notice; provided, however, that Milberg may terminate the Factoring Agreement at any time during the initial term or any renewal term by giving Cygne at least sixty (60) days prior written notice. Under the Factoring Agreement, Cygne sells to Milberg all Cygne receivables which are acceptable to Milberg. Milberg’s factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade and cash discounts to customers. The minimum aggregate factoring charges payable under the Factoring Agreement for each contract year is $95,000.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to Cygne. In addition, upon Cygne’s request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to Cygne’s credit on Milberg’s books in excess of a reserve. Milberg may charge interest on any monies remitted or otherwise advanced or charged to Cygne’s account before the collection of receivables. The interest rate is prime plus 0.5%. The prime rate was 6.25% at July 30, 2005. As security for all of Cygne’s obligations to Milberg, Cygne granted to Milberg a continuing security interest in substantially all of its property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to the Note.

In connection with the Factoring Agreement, Guez guaranteed Cygne’s obligations to Milberg up to one million dollars ($1,000,000), plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. Cygne guaranteed all of Diversified Apparel’s obligations to Milberg under Diversified Apparel’s separate factoring agreement with Milberg, which at July 31. 2005 aggregated approximately $19,000,000. With respect to Cygne’s guarantee of Diversified Apparel’s obligations to Milberg, Diversified Apparel and Guez, jointly and severally, provided a guaranty to Cygne with respect to any payments to Milberg and agreed that Diversified Apparel would not incur any future obligations to Milberg,

Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owned to Diversified Apparel by Cygne until all of Cygne’s obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)-Continued

Acquisition of Company (continued)

The Note

The maturity date of the Note is April 30, 2012 (the “Maturity Date”). The Note bears interest at 4.7% per annum, compounded annually. Interest and principal on the Note are payable quarterly commencing on October 31, 2006. The principal amount of the Note is payable as follows: (i) five quarterly payments of $1,500,000 commencing on the October 31, 2006; and (ii) sixteen quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on the Maturity Date. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc. Cygne is required to use fifty percent of the net proceeds of any sale of its debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of its equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the Note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of one percent (1%) of the prepayment.

Notwithstanding anything to the contrary in the Note, no payment in respect of the indebtedness evidenced by the Note, including any scheduled payment of principal and/or interest or any prepayment, may be made by Cygne or accepted by Diversified Apparel, except as expressly permitted pursuant to the Factoring Agreement.

Cygne’s obligations under the Note are secured by a pledge of the trademarks purchased by Cygne under the Agreement, pursuant to a Security Agreement entered into with Diversified Apparel.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)-Continued

Disposition of Company

The operating results of a business sold in 2002 have been excluded from the results from continuing operations and is classified as a discontinued operation for the three and six months ended July 31, 2004 in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

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

Under Section 382 of the U.S. Internal Revenue Code, if there were a more than 50% ownership change (as defined therein) with respect to the Company’s stock, the Company’s loss carryforwards for U.S. Federal and New York State and City tax purposes would be significantly limited. Approximately $78,000,000 of the U.S. Federal net operating loss carryforwards will expire in the taxable year ended in January 2011.

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

Tax Audits

In 2001, the Guatemalan Internal Revenue Service commenced an audit of the Guatemalan tax returns filed by JMB Internacional, S.A., the Company’s 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. At July 30, 2005, based upon its knowledge of the status of the issues of the audit, Cygne management provided a tax reserve for this audit of $470,000. There has been no audit activity or inquiries since 2001.

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

5. Provision for Restructuring

The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at the Company’s Guatemalan manufacturing facility. On January 1, 2005, the USA discontinued its textile import quotas. As a result, Cygne’s customers have been able to secure some of their products previously purchased from the Company from China and other countries in the Orient at a lower price.

6. Segment Information

Based on the criteria in SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information”, the Company operates in one segment of the apparel market-women’s denim, causal and career apparel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise noted, all references to a year are to the fiscal year of the Company commencing in that calendar year and ending on the Saturday nearest January 31 of the following year.

Statements in this Report concerning the Company’s business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, United States discontinuance of textile import quotas at January 1, 2005, a decline in demand for merchandise offered by the Company or changes and delays in customer delivery plans and schedules, significant regulatory changes, including increases in the rate of import duties or adverse changes in foreign countries export quotas, dependence on a key customer, an adverse tax ruling, risks associated with war and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise, risk of operations and suppliers in foreign countries, competition, the loss of key personnel, and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended January 29, 2005. As a result of the acquisition described in Footnote 1 to the Notes to Consolidated Financial Statements (Unaudited), the Company will have substantial indebtedness which could decrease its flexibility to react to changing economic conditions. There can be no assurance that the Company will be able to effectively integrate the acquisition with its current business and a few stockholders will control a majority of the outstanding Common Stock and thus control many decisions, including the election of directors and the sale of the Company. The Company assumes no obligation to update or revise any such forward-looking statements.

Overview

Cygne is a manufacturer of private label women’s career and casual apparel with sales primarily to New York & Company, Inc. (“NY&C”); (Lerner New York changed its name to New York & Company, Inc. in May 2004) and, since the acquisition from Diversified Apparel Resources, LLC on July 31, 2005, a designer, merchandiser and wholesaler of branded and private label denim apparel, primarily jeans to the junior’s and missy markets in the United States. As a private label manufacturer, Cygne produces apparel upon orders from our customers for sale under the customers’ own labels, rather than producing our own inventory of apparel for sale under the Cygne name. Cygne’s branded products are sold under the names “Hippie, “Hint Jeans”, “Manhattan Blues “and “Donna Longo”.

The manufacture of private label apparel is characterized by high volume sales to a small number of customers at competitive prices. Although private label gross margins are lower than the gross margins in the brand name apparel industry, collection and markdown costs are typically commensurably lower, and inventory turns are generally higher. Inventory risks are also generally reduced because the purchasing of fabric and other supplies begins only after purchase commitments have been obtained from customers. Cygne believes that retailers, including Cygne’s customers, are increasingly sourcing private label products themselves rather than utilizing outside vendors like Cygne.

Cygne manufactures its non-denim private label products at its facilities in Guatemala or through third party manufacturers. Cygne’s branded and private label denim products will be manufactured by third parties including an affiliate of Diversified Apparel.

Cygne historically has been dependent on one or more key customers. A significant portion of Cygne’s sales has been and is expected to continue to be to NY&C. Sales to NY&C accounted for approximately 93% and 82%, respectively, of our net sales from continuing operations for the six months ended July 30, 2005 and the year 2004.

Although Cygne has a long-established relationship with NY&C, and JCPenney and Kohl’s through its acquisition of the Acquired Business from Diversified Apparel, Cygne does not have long-term contracts with these customers. Cygne’s future success will be dependent upon its ability to attract new customers and to maintain its relationships with NY&C, JCPenney and Kohl’s. Cygne continues to maintain its positive working relationship with NY&C, JCPenney and Kohl’s by providing on-time deliveries of quality products.

Cygne cannot give assurances that NY&C, JCPenney or Kohl’s will continue to purchase merchandise from Cygne at the same rate or at all in the future, or that Cygne will be able to attract new customers. In addition, as a result of our dependence on NY&C, JCPenney and Kohl’s, these customers have the ability to exert significant control over Cygne’s business decisions, including prices. Cygne cannot give assurances that Cygne’s acquisition of the branded and private label denim apparel business will reduce its reliance on NY&C. JCPenney and Kohl’s.

Acquisition

On July 31, 2005, Cygne acquired from Diversified Apparel its business of designing, merchandising, and wholesaling of branded and private label denim apparel pursuant to an asset purchase agreement. The assets Cygne acquired from Diversified Apparel included:

Diversified Apparel’s:

•	tangible personal property;

•	open purchase orders;

•	New York showroom leases for the property located on the fourth floor of 215 West 40th Street; and

•	trademarks and intellectual property associated with the Acquired Business.

In consideration for the assets we acquired from Diversified Apparel, Cygne:

•	issued to Diversified Apparel 10,500,000 shares of Cygne common stock;

•	issued to Diversified Apparel the Note, in the principal amount of $47.5 million;

•	paid $2 million in cash to Diversified Apparel on the closing date; and

•	agreed to pay to Diversified Apparel a deferred purchase price payments totaling $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005; provided that, the first through fifth installments of such monthly payments may be deferred for up to 180 days each, to the extent that our Board of Directors determines in its good faith sole discretion that any or all of such first through fifth installments of such monthly payments will adversely affect our business or financial condition. Our Board of Directors has determined that the payment of the

August 2005 payment will adversely affect Cygne’s business and financial condition and accordingly deferred this payment.

Cygne also entered into several related agreements, including a registration rights agreement, the Note, a supply agreement, a distribution agreement, a stock transfer restriction agreement and a restrictive covenant agreement. Also in connection with this acquisition, Cygne entered into a factoring agreement with Milberg Factors, Inc. Please see Note 1 to Notes to Consolidated Financial Statements (Unaudited).

Effective January 1, 2005, the United States of America (“USA”) has discontinued textile import quotas affecting the products sourced by Cygne. As a result, the USA total imports from China and other countries in the Orient during the first half of 2005, including the product categories manufactured by Cygne in Guatemala, have increased substantially. The USA has established safeguard programs which will limit the increase in apparel imports from China for calendar year 2005. Notwithstanding the USA 2005 safeguard programs, Cygne anticipates that its results of operations could be adversely affected for the balance of 2005 as compared to 2004 on account of the increase in imports from China. During the first half of 2005 there has been significant downward pressure on gross margins in 2005 as compared to the comparable period in 2004 as a result of the competition from imports from China and other countries in the Orient.

The Central American countries, which include Guatemala, and the USA, have negotiated a Central America Free Trade Agreement, or CAFTA. CAFTA will allow the USA duty free imports from Guatemala if the woven fabric is manufactured using the USA yarn. Cygne anticipates that, over time, CAFTA may make Guatemala more competitive with imports from China in the categories manufactured by us in Guatemala. CAFTA was signed into law by the USA on August 2, 2005.

The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at the Company’s Guatemalan facility. On January 1, 2005, the USA discontinued its textile import quotas. As a result, Cygne’s customers have been able to secure some of their products previously purchased from the Company from China and other countries in the Orient at a lower price.

The Company is continuing to review its existing business operations and could incur additional costs in the future associated with the further restructuring of its operations.

The apparel industry is highly competitive and historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on our business. Retailers, including Cygne’s customers, are increasingly sourcing private label products themselves rather than utilizing outside vendors like Cygne.

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

For the valuation allowance against the deferred tax asset, the Company has recorded a valuation allowance against the entire deferred tax asset due to the Company’s history of reported losses in the United States. However, should the Company conclude that future United States profitability is reasonably assured, the value of the deferred tax asset would be increased by the elimination of some or all of the valuation allowance.

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

Results of Operations

The following table is derived from the Company’s consolidated statements of operations for continuing operations for the three and six months ended July 30, 2005 and July 31, 2004 and expresses for these periods certain data as a percentage of net sales:

	Three Months Ended		Six Months Ended
Continuing Operations	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	7.2	13.2	9.6	13.5
Selling, general, and administrative expenses	17.9	10.6	15.0	12.1
Provision for restructuring	—	—	1.1	—

(Loss) income from continuing operations before interest and income taxes	(10.7)	2.6	(6.5)	1.4
Interest (income) expense, net	(0.3)	0.6	(0.2)	0.6
Provision for income taxes	0.1	0.1	0.1	0.1

(Loss) income from continuing operations	(10.5)%	1.9%	(6.4)%	0.7%

Three months ended (second quarter of 2005) and six months ended July 30, 2005 (first half of 2005) compared to three months (second quarter of 2004) and the six months ended July 31, 2004 (first half of 2004)

Net Sales

Net sales for the second quarter of 2005 were $4,062,000, a decrease of $6,256,000, or 61%, from sales of $10,318,000 in the second quarter of 2004. Net sales for the first half of 2005 were $9,617,000, a decrease of $6,287,000, or 40%, from the sales of $15,904,000 in the first half of 2004.

The decrease in sales in the second quarter of 2005 compared to the second quarter of 2004 of $6,256,000 resulted from decreased sales to NY&C of $3,666,000, decreased sales to Jordache Enterprises of $2,385,000 and decreased sales to other customers of $205,000. The decreased sales to NY&C were the result of the number and size of the programs that NY&C purchased from Cygne.

The decrease in sales in the first half of 2005 compared to the first half of 2004 of $6,287,000 resulted from decreased sales to NY&C of $3,374,000, decreased sales to Jordache Enterprises of $2,993,000, and increased sales to other customers of $80,000.

The decrease in the programs offered by NY&C to Cygne in the second quarter of 2005 was a direct result of NY&C placing orders in China and other countries in the Orient. Cygne believes that reduction of programs offered to Cygne by NY&C may continue for the balance of the year 2005 as compared to year 2004. Jordache is no longer a Cygne customer.

For the second quarter of 2005 and 2004, sales to NY&C accounted for 94% and 72% of the Company’s net sales. For the six months ended July 30, 2005 and July 31, 2004, sales to NY&C accounted for 93% and 77% of the Company’s net sales.

Gross Profit

The gross profit for the second quarter of 2005 was $292,000, or 7.2% of net sales, a decrease of $1,067,000 or 79% from the gross profit of $1,359,000, or 13.2% of net sales, for the second quarter of 2004. The gross profit for the first half of 2005 was $924,000, or 9.6% of net sales, a decrease of $1,222,000 or 57% from the gross profit of $2,146,000, or 13.5% of net sales for the first half of 2004.

The decrease in gross profit for the second quarter and first half of 2005 compared to the comparable periods in 2004 was attributable to the downward pressure on NY&C gross margins as a result of competition from imports from China and other countries in the Orient, decrease in gross profit on account of lower sales in the first half of 2005 as compared to the same period in 2004, partially offset by the sale of second quality garments in the first quarter 2005 of $220,000 which had been marked down in year 2004.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the second quarter of 2005 were $726,000, a decrease of $367,000 or 34% from $1,093,000 in the comparable period in 2004. Selling, general, and administrative expenses for the first half of 2005 were $1,451,000, a decrease of $474,000 or 25% from $1,925,000 for the first half of 2004. The decreases in expense in the second quarter and first half of 2005 compared to the comparable periods in 2004 were primarily decreases in personnel costs, sales commissions, rent expense and the non recurring 2004 one time New York office move expense.

Provision for Restructuring

The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at the Company’s Guatemalan manufacturing facility. On January 1, 2005, United States discontinued its textile import quotas. As a result, Cygne’s customers have been able to secure some of their products previously purchased from the Company from China and other countries in the Orient at a lower price.

Interest

There was no interest expense for the first half of 2005 compared to $103,000 in the first half of 2004. The Company did not have a credit facility in the first half of 2005. Interest expense for the first half of 2004 included factor fees and the amortization of deferred financing costs.

Provision for Income Taxes

The tax provision for income taxes for the second quarter of 2005 was $5,000 as compared to a provision for income taxes of $5,000 in the second quarter of 2004. The tax provision for income taxes for the first half of 2005 was $10,000 as compared to a provision for income taxes of $10,000 for the first half of 2004.

In 2001, the Guatemalan Internal Revenue Service commenced an audit of the Guatemalan tax returns filed by JMB Internacional, S.A., the Company’s 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. At July 30, 2005, based upon its knowledge of the status of the issues of the audit, Cygne management provided a tax reserve for this audit of $470,000. There has been no audit activity or inquiries since 2001.

Liquidity and Capital Resources

Net cash provided by operating activities for the first half of 2005 was $115,000. The components of cash provided by operating activities totaling $1,495,000 are (i) a decrease in inventories of $300,000, (ii) a decrease in other receivables and prepaid expenses of $81,000, (iii) an increase in accounts payable of $864,000 and (iv) an increase in accrued expenses and income taxes payable of $250,000. The cash provided by operations was partially offset by cash used in operations totaling $1,380,000. The components of cash used in operating activities are (a) Cygne’s net loss of $617,000 and depreciation of $132,000 and (b) an increase in trade accounts receivable of $895,000.

Net cash used in operating activities for the first half of 2004 for the discontinued operation was $15,000. Net cash used in operating activities for the first half of 2004 for continuing operations was $1,231,000. The components of cash used in continuing operating activities totaling $3,018,000 are (i) an increase in inventories of $1,094,000, (ii) an increase in due from factor of $1,912,000, and (iii) a decrease in income taxes payable of $12,000. The cash used in continuing operations was partially offset by cash provided by operations totaling $1,787,000. The components of cash provided are (a) a decrease of other receivables and other assets of $92,000, (b) an increase in accounts payable of $1,386,000, (c) an increase in accrued expenses of $54,000, and (d) net income of $115,000 and depreciation of $140,000 from continuing operations.

Cash used in investing activities in the first half of 2005 of $532,000 consisted of costs incurred in connection with the purchase of the denim business of $506,000, the purchase of sewing machines for $11,000, and the purchase of computers for $15,000.

Cash used in investing activities in the first half of 2004 of $155,000 consisted of the purchase of computer equipment in the amount of $13,000, sewing machines in the amount of $32,000, and leasehold improvements to its New York office of $110,000.

The financing activities in the first half of 2005 consisted of the issuance of common stock for $6,000 from the exercise of stock options. There were no financing activities in the first half of 2004.

At July 30, 2005 and at January 29, 2005, working capital was $4,990,000 and $6,003,000, respectively.

The Company did not have a credit facility during the first half of 2005.

In connection with the acquisition from Diversified Apparel on July 31, 2005, Cygne paid $2 million in cash to Diversified Apparel at the Closing and agreed to pay to Diversified Apparel $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005; provided that, the first through fifth installments of such monthly payments may be deferred for up to 180 days each, to the extent that the Board of Directors of Cygne determines in its good faith sole discretion that any or all of such first through fifth installments of such monthly payments will adversely affect the business or financial condition of Cygne and its subsidiaries. The Board of Directors determined that the first installment of $250,000 due on August 31, 2005 would be deferred the allowed 180 days to February 28, 2006.

The secured subordinated note in the principal amount of $47.5 million issued in connection with the acquisition from Diversified Apparel on July 31, 2005 has a maturity date of April 30, 2012. The note bears interest at 4.7% per annum, compounded annually. Interest and principal on the note are payable quarterly commencing on October 31, 2006. The principal amount of the note is payable as follows: (i) five quarterly payments of $1,500,000 commencing on the October 31, 2006; and (ii) sixteen quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on the maturity date. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., Cygne is required under the note to use fifty percent of the net proceeds of any sale of its debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of its equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the note, with the principal amount of the note being reduced by the amount of the prepayment at a discount of 1% of the prepayment.

Cygne’s obligations under the Note are secured by a pledge of the trademarks purchased by Cygne under the Agreement, pursuant to a security agreement entered into with Diversified Apparel.

In connection with the acquisition, Diversified Apparel assigned to Cygne its show room leases at 215 West 40th Street, New York, NY. The minimum rent under these leases for the next twelve months is $95,000.

In connection with the acquisition, Cygne has entered into a Factoring Agreement with Milberg Factors, Inc.

The Factoring Agreement has an initial term of one year and thereafter will be automatically renewed for successive periods of one year unless terminated by Cygne at the conclusion of its initial term or any renewal term by giving Milberg at least sixty (60) days prior written notice; provided, however, that Milberg may terminate the Factoring Agreement at any time during the initial term or any renewal term by giving Cygne at least sixty (60) days prior written notice. Under the Factoring Agreement, Cygne sells to Milberg all Cygne receivables which are acceptable to Milberg. Milberg’s factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade and cash discounts to customers. The minimum aggregate factoring charges payable under the Factoring Agreement for each contract year is $95,000.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to Cygne. In addition, upon Cygne’s request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to Cygne’s credit on Milberg’s books in excess of a reserve. Milberg may charge interest on any monies remitted or otherwise advanced or charged to Cygne’s account before the collection of receivables. The interest rate is prime plus 0.5%. The prime rate was 6.25% at July 30, 2005. As security for all of Cygne’s obligations to Milberg, Cygne granted to Milberg a continuing security interest in substantially all of its property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to the Note.

In connection with the Factoring Agreement, Mr. Guez guaranteed Cygne’s obligations to Milberg up to one million dollars ($1,000,000), plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. Cygne guaranteed all of Diversified Apparel’s obligations to Milberg under Diversified Apparel’s separate factoring agreement with Milberg, which at July 31, 2005 aggregated approximately $19,000,000. With respect to Cygne’s guarantee of Diversified Apparel’s obligations to Milberg, and Diversified Apparel and Mr. Guez, jointly and severally, provided a guaranty to Cygne with respect to any payments to Milberg and agreed that Diversified Apparel would not incur any future obligations to Milberg,

Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owned to Diversified Apparel by Cygne until all of Cygne’s obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

Upon the closing of the transactions contemplated by the asset purchase agreement, the employment agreement between Cygne and Roy Green, our Senior Vice President – Chief Financial Officer and Secretary, made as of May 1, 1993, was terminated, except for certain non-competition provisions which survive such termination. Upon termination of the employment agreement, Mr. Green became an at-will employee of ours with a base salary of $245,000 per annum. Mr. Green continues to serve as Cygne’s Senior Vice President – Chief Financial Officer and Secretary. At the closing, in lieu of all amounts (including severance) which might have been due and owing to Mr. Green under the employment agreement, including any amounts which might have been payable in connection with the transactions contemplated by asset purchase agreement, Mr. Green was paid a retention bonus of $339,223.

The Company intends to finance its operations for the next twelve months through the use of operating profits and advances from its Factor.

The Company’s financial performance for the next twelve months will depend on a variety of factors, including the success of the acquisition of the denim business, the amount of sales to NY&C, JCPenney and Kohl’sand the effect on Cygne’s business on account of the discontinuance of textile import quotas by the United States on January 1, 2005. As a result of the discontinuance of textile import quotas, the Company’s customers may be able to secure the products currently being purchased from the Company in other places at a lower price. If the Company has significant operating losses, the Company could face severe liquidity pressures, which would adversely affect the Company’s financial condition and results of operations and cash flows. The Company has in the past incurred costs in restructuring its operations due to the loss of customers and could incur additional costs in the future associated with the restructuring of its operations. The Company believes that it will have sufficient working capital to support the business for the next twelve months.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004)(“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement becomes effective for the Company’s annual reporting period that begins in February 2006. The Company is required to implement this new standard in the quarter ending April 29, 2006. This new standard, if it had been in effect, would not have had a material impact on the net earnings and related per share amounts for the three and six months ended on July 30, 2005 and July 31, 2004.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company has evaluated SFAS No. 154 and it does not anticipate that the adoption of SFAS No. 154 would have a material impact on the Company’s financial condition, results of operations, and cash flows.

Off-Balance Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

The Company also guaranteed all of Diversified Apparel’s obligations (which at July 31, 2005 aggregated approximately $19,000,000) to Milberg under Diversified Apparel’s factoring agreement with Milberg. With respect to such guarantee, Diversified Apparel and Mr. Guez, jointly and severally, provided a guaranty to us with respect to any payments Cygne is obligated to make to Milberg under the guaranty and Diversified Apparel agreed it would not incur any future obligations to Milberg.

In connection with the Agreement, Cygne entered into a supply agreement (the “Supply Agreement”) with AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Diversified Apparel. Under the Supply Agreement, AZT will manufacture and supply Cygne with its entire requirements of branded and private label denim apparel of the type sold by Diversified Apparel (“Denim Products”) until at least July 31, 2007. Pricing under the Supply Agreement is based on providing Cygne with certain gross margins on resales of its Denim Products. Although AZT is obligated to deliver Denim Products ordered by Cygne under the Supply Agreement, Cygne has no obligation to source Denim Products from AZT.

In the event that, at any given time, purchase orders outstanding from Cygne equal or exceed $7.5 million, Cygne will advance to AZT 50% of any such amounts exceeding $7.5 million in order to finance production.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe it has a material exposure to market risk. The Company’s earnings may be affected by changes in short-term interest rates with its new credit facility.

Item 4. Controls and Procedures

The Company’s management with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 30, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. Such evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended July 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

Date	Items	Financial Statements
May 20, 2005	9.01	None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 13, 2005	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board
and Chief Executive Officer

September 13, 2005	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President,
Chief Financial Officer and Secretary