Form 10-Q
period 2005-10-31
CYGNE DESIGNS INC
filed 2005-12-15
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of December 9, 2005, there are 22,958,038 shares of Common Stock, $0.01 par value, outstanding.

Cygne Designs, Inc.

Cygne Designs, Inc.

Consolidated Balance Sheets

	October 31, 2005	January 29, 2005
	(Unaudited)	(Audited)
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$312	$3,575
Trade accounts receivable	—	837
Due from factor	780	—
Inventories	4,897	2,707
Marketable securities	31	37
Other receivables and prepaid expenses	148	292

Total current assets	6,168	7,448
Fixed assets, net	1,666	1,679
Deposits	69	33
Intangible assets	3,094	—
Goodwill	80,781	—

Total assets	$91,778	$9,160

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long term notes payable to a related party	$1,500	$—
Due to related parties	1,896	—
Accounts payable	1,235	362
Accrued expenses	1,146	517
Income taxes payable	586	566

Total current liabilities	6,363	1,445

Long term liabilities:
Secured subordinated notes payable to a related party	46,000	—

Total long term liabilities	46,000	—

Total liabilities	52,363	1,445

Commitments and contingencies – note 4
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 25,000,000 shares authorized: issued and outstanding: 22,958,038 at October 31, 2005 and 12,438,038 at January 29, 2005	229	124
Paid-in capital	153,264	120,918
Accumulated other comprehensive loss	(184)	(178)
Accumulated deficit	(113,894)	(113,149)

Total stockholders’ equity	39,415	7,715

Total liabilities and stockholders’ equity	$91,778	$9,160

See accompanying notes

Cygne Designs, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2005	October 30, 2004	October 31, 2005	October 30, 2004
	(In thousands, except per share amounts)
Net sales	$22,935	$8,470	$32,552	$24,374
Cost of goods sold	17,645	7,383	26,338	21,141

Gross profit	5,290	1,087	6,214	3,233
Selling, general, and administrative expenses	3,883	830	5,202	2,615
Depreciation and amortization	801	78	933	218
Provision for restructuring	—	—	102	—

Income (loss) from continuing operations before interest and income taxes	606	179	(23)	400
Interest income	—	(2)	(22)	(9)
Interest expense	716	56	716	159

(Loss) income from continuing operations before income taxes	(110)	125	(717)	250
Provision for income taxes	18	5	28	15

(Loss) income from continuing operations	(128)	120	(745)	235
(Loss) from discontinued operation	—	(5)	—	(20)

Net (loss) income	($128)	$115	($745)	$215

(Loss) income per share – basic and diluted from continuing operations	($0.01)	$0.01	($0.05)	$0.02
(Loss) per share-basic and diluted from discontinued operation	—	—	—	—

Net (loss) income per share-basic and diluted	($0.01)	$0.01	($0.05)	$0.02

Weighted average common shares outstanding:
Basic	22,958	12,438	16,002	12,438

Diluted	22,958	12,443	16,002	12,443

See accompanying notes

Cygne Designs, Inc.

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Nine Months Ended October 31, 2005

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	(In thousands)
Balance at January 29, 2005	12,438	$124	$120,918	$(178)	$(113,149)	$7,715
Exercise of stock options	20	—	6	—	—	6
Issuance of common stock as part of acquisition purchase price	10,500	105	32,340	—	—	32,445
Net loss for the nine months ended October 31, 2005	—	—	—	—	(745)	(745)
Unrealized loss on marketable securities for the nine months ended October 31, 2005	—	—	—	(6)	—	(6)

Comprehensive loss for the nine months ended October 31, 2005	—	—	—	—	—	(751)

Balance at October 31, 2005	22,958	$229	$153,264	($184)	($113,894)	$39,415

See accompanying notes

Cygne Designs, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	October 31, 2005	October 30, 2004
	(In thousands)
Operating activities:
Net (loss) income	($745)	$215
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation	208	218
Amortization	726	—
Changes in operating assets and liabilities:
Trade accounts receivable	837	—
Due from factor	(780)	(1,381)
Inventories	(2,190)	(150)
Other receivables and prepaid expenses	144	127
Other assets	(24)	10
Due to related parties	896	—
Accounts payable	873	360
Accrued expenses	224	179
Income taxes payable	20	(12)

Net cash provided by (used in) operating activities	189	(434)

Investing activities:
Purchase of the denim business	(3,419)	—

Purchase of fixed assets	(39)	(228)

Net cash (used in) investing activities	(3,458)	(228)

Financing activities:
Exercise of stock options	6	—

Net cash provided by financing activities	6	—

Net (decrease) in cash and cash equivalents	(3,263)	(662)
Cash and cash equivalents at beginning of period	3,575	3,345

Cash and cash equivalents at end of period	$312	$2,683

Supplemental disclosures of cash flow information:
Income taxes paid	$8	$27

Interest paid	$155	$131

See accompanying notes

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005. The balance sheet at January 29, 2005 has been derived from the audited financial statements at that date. Effective January 31, 2006, the Company’s fiscal year will end on January 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of financial statements and the reported amount of revenue and expenses during the period. Actual results could differ from those estimates.

Modification of Quarterly Accounting Periods

Effective October 31, 2005, Cygne changed from a thirteen-week quarterly reporting period to last day of month quarterly reporting period. The change was made to conform to the quarterly accounting periods of other major apparel companies. The change will not have a material impact on the Company’s financial condition, results of operations, and cash flows.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB 43, Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated SFAS No. 151 and it does not anticipate that the adoption of SFAS No. 151 would have a material impact on the Company’s financial condition, results of operations, and cash flows.

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Recently Issued Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), (“SFAS 123R”) “Share-Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement becomes effective for the Company’s annual reporting period that begins on February 1, 2006. The Company is required to implement this new standard in the quarter ending April 30, 2006. This new standard, if it had been in effect, would not have had a material impact on the net earnings and related per share amounts of the three and nine months ended on October 31, 2005 and October 30, 2004.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company has evaluated SFAS No. 154 and it does not anticipate that the adoption of SFAS No. 154 would have a material impact on the Company’s financial condition, results of operations, and cash flows.

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Net (Loss) Income Per Share

The following is an analysis of the differences between basic and diluted outstanding shares in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Three Months Ended		Nine Months Ended
	October 31, 2005	October 30, 2004	October 31, 2005	October 30, 2004
	(In thousands)
Weighted average common shares outstanding	22,958	12,438	16,002	12,438
Effect of dilutive securities: Stock Options	—	5	—	5

Weighted average common shares outstanding and common shares equivalents	22,958	12,443	16,002	12,443

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128 “Earnings Per Share”. Basic net (loss) income per share is calculated by dividing the net (loss) income attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income attributable to common shareholders by the weighted-average of common shares outstanding and common stock equivalents. The dilutive effect of options convertible into an aggregate of approximately 14,000 common shares for the three and nine months ended October 31, 2005, respectively, are not included, as the inclusion of such would be anti-dilutive for those periods.

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of the net loss for the nine months ended October 31, 2005 and the unrealized loss on marketable securities for the nine months ended October 31, 2005.

Stock Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in the net (loss) income as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of the grant. There would have been no material effect on net (loss) income and (loss) income per share for the three and nine months ended October 31, 2005 and October 30, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Acquisition of Company

The Asset Purchase Agreement

On July 31, 2005, Cygne, Commerce Clothing Company LLC (whose name was subsequently changed to Diversified Apparel Resources, LLC [“Diversified Apparel”]), and the members of Diversified Apparel including Hubert Guez (“Guez”), Diversified Apparel’s managing member and Chief Executive Officer, entered into an asset purchase agreement (the “Agreement”), and simultaneously closed the transactions contemplated thereby, providing for the purchase by Cygne from Diversified Apparel of the assets (the “Assets”) used in Diversified Apparel’s business of the designing, merchandising and wholesaling of branded and private label denim apparel (the “Acquired Business”), which includes, among other things, all of Diversified Apparel’s (i) tangible personal property, (ii) open purchase orders, (ii) New York showroom leases (for the property located on the fourth floor of 215 West 40th Street) and (iii) trademarks and intellectual property associated with the Acquired Business.

Cygne’s primary reason for the purchase was to expand its revenue base through an acquisition of a similar business with a large customer base.

The Assets did not include any cash, accounts receivable, prepaid expenses, deposits (other than the lease deposit for the showrooms), inventories or stock of any subsidiaries.

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

In consideration for the Assets, Cygne (i) issued to Diversified Apparel 10.5 million shares of its Common Stock, $0.01 par value per share, (ii) issued to Diversified Apparel a secured subordinated promissory note (the “Note”) in the principal amount of $47.5 million, (iii) paid $2 million in cash at the Closing and (iv) agreed to pay to Diversified Apparel $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005; provided that, the first through fifth installments of such monthly payments may be deferred for up to 180 days each, to the extent that the board of directors of Cygne determines in its good faith sole discretion that any or all of such first through fifth installments of such monthly payments will adversely affect the business or financial condition of Cygne and its subsidiaries. Cygne’s board of directors has determined that payments of the August through November installments at this time would not adversely affect its business and financial condition and accordingly has made these payments to Diversified Apparel. The board made this decision based on many factors including the amendments to the supply agreement and the distribution agreement with Diversified Apparel that gave Cygne extended inventory payment terms until October 31, 2006.

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Acquisition of Company (continued)

Purchase consideration is comprised of the following:

Issuance of 10,500,000 shares of our Common Stock, par value $0.01 at the average market price of $3.09 per share at July 31, 2005	$32,445
Issuance of Note for $47,500,000	47,500
Cash at closing	2,000
Deferred purchase price	1,750
Transaction costs	1,074

Total purchase price	$84,769

Registration Rights Agreement

In connection with the transactions contemplated by the Agreement, Cygne and Diversified Apparel entered into a Registration Rights Agreement, pursuant to which Cygne had the obligation to register the resale of the Shares under the Securities Act of 1933 (the “Registration Statement”) which Registration Statement shall be filed no later than September 23, 2005. Cygne has filed for the Registration Statement, and is obligated to use its commercially reasonable efforts to have such Registration Statement declared effective by the Securities and Exchange Commission (“SEC”) no later than January 31, 2006.

The Supply Agreement

In connection with the Agreement, Cygne entered into a supply agreement, which was subsequently amended, (the “Supply Agreement”) with AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Diversified Apparel. Under the Supply Agreement, AZT will manufacture and supply Cygne with its entire requirements of branded and private label denim apparel of the type sold by Diversified Apparel (“Denim Products”) until at least July 31, 2007. Pricing under the Supply Agreement is based on providing Cygne with certain gross margins on resales of its Denim Products. Although AZT is obligated to deliver Denim Products ordered by Cygne under the Supply Agreement, Cygne has no obligation to source Denim Products from AZT.

In the event that, at any given time, purchase orders outstanding from Cygne equal or exceed $7.5 million, Cygne will advance to AZT 50% of any such amounts exceeding $7.5 million in order to finance production. Cygne did not make any advances to AZT during the three months ended October 31, 2005.

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Acquisition of Company (continued)

The Distribution Agreement

In connection with the Agreement, Cygne entered into a distribution agreement (the “Distribution Agreement”) with Diversified Apparel. Under the Distribution Agreement, Diversified Apparel is providing Cygne with certain distribution and operations services with respect to the Denim Products until July 31, 2007. As consideration for the services provided under the Distribution Agreement, Cygne will pay Diversified Apparel a fixed rate per apparel unit of Fifty Cents ($0.50), subject to increase based upon certain economic factors. In addition, Cygne will reimburse Diversified Apparel for packing costs.

Indebtedness

Agreements with Milberg Factors, Inc. (“Milberg”)

In connection with the purchase of certain assets of Diversified Apparel on July 31, 2005, Cygne entered into a Factoring Agreement (the “Factoring Agreement”) with Milberg. The details of this Agreement are described in Note 2 to the Notes to Consolidated Financial Statements.

Secured Subordinated Promissory Note to Diversified Apparel (the “Note”)

The maturity date of the Note is April 30, 2012 (the “Maturity Date”). The Note bears interest at 4.7% per annum, compounded annually. Interest and principal on the Note are payable quarterly commencing on October 31, 2006. The principal amount of the Note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) thirteen quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on the Maturity Date. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc. Cygne is required to use fifty percent of the net proceeds of any sale of its debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of its equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the Note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of one percent (1%) of the prepayment.

Notwithstanding anything to the contrary in the Note, no payment in respect of the indebtedness evidenced by the Note, including any scheduled payment of principal and/or interest or any prepayment, may be made by Cygne or accepted by Diversified Apparel, except as expressly permitted pursuant to the Factoring Agreement.

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Acquisition of Company (continued)

Cygne’s obligations under the Note are secured by a pledge of the trademarks purchased by Cygne under the Agreement, pursuant to a Security Agreement entered into with Diversified Apparel.

Condensed pro forma statement of operations (unaudited)

The condensed combined pro forma statement of operations (unaudited) for the three and nine months ended October 31, 2005 and for the nine months ended October 30, 2004 have been prepared in accordance with U.S. generally accepted accounting principles to give effect to the July 31, 2005 acquisition of the Acquired Business as if the transaction occurred on January 30, 2004, the first day of the fiscal year. The condensed combined pro forma statement of operations combines the results of operations of Cygne and Diversified Apparel for the nine months ended October 31, 2005 and the three and nine months ended October 31, 2004. The statement of operations for the three months ended October 31, 2005 represents the actual results for this period. Pro forma adjustments include interest expense on the secured subordinated promissory note, amortization of intangibles, adjustment of historical distribution costs to the contractual cost as defined in the Distribution Agreement that became effective on July 31, 2005, the adjustment of the historical gross profit to the contractual gross profit as defined in the amended Supply Agreement that became effective on July 31, 2005, and the recording of the expense under the Restrictive Covenant agreement with Hubert Guez.

The condensed combined pro forma financial statements (unaudited) are prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of Acquired Assets been consummated as of the dates specified above.

The preliminary allocation of the excess of the purchase price made to intangibles and other long-lived assets consists of: (i) trademarks for $2,360,000 to be amortized over 5 years, (ii) cost to create product lines for $930,000 to be amortized over 3 years and (iii) value of existing purchase orders for $530,000 to be amortized over 3 months and (iv) other long-lived assets of $168,000. The total amortization for the three months ended October 31, 2005 is $726,000. Under the purchase method of accounting, the excess purchase price including transaction costs over the fair value of the intangible and other long-lived assets acquired was $80,781,000. At this time, the work needed to provide the basis for determining these fair values and their amortization periods has not been completed. The Company is in the process of obtaining a valuation from an independent third party to complete the allocation of the purchase price. As a result, the final allocation of the purchase price will be based on the results of the final valuation which will consider the fair value of Diversified Apparel’s intangible assets acquired, which could materially differ from the pro forma amounts shown herein. Accordingly, a change in the fair value of the intangible assets and the amortization periods could impact the amount of annual amortization expense.

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Acquisition of Company (continued)

	Three Months Ended		Nine Months Ended
	(In thousands except per share amounts)
	Actual October 31, 2005	Pro forma October 30, 2004	Pro forma October 31, 2005	Pro forma October 30, 2004
Net sales	$22,935	$15,182	$72,951	$34,893
Net (loss) income	($128)	($668)	3,740	(1,638)
Basic and diluted (loss) income per share	($0.01)	($0.03)	$0.16	($0.07)

Disposition of Company

The operating results of a business sold in 2002 have been excluded from the results from continuing operations and is classified as a discontinued operation for the three and nine months ended October 30, 2004 in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

2.	Accounts Receivable Factoring

The Company uses Milberg for credit administration and cash flow purposes.

The Company and Milberg entered into a one-year factoring agreement effective July 31, 2005. Under the factoring agreement, the Company sells to Milberg without recourse all of Cygne receivables which are acceptable to Milberg. Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade and cash discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The factoring agreement contains covenants with respect to working capital and net worth. The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year is $95,000. The factor fees for the three months ended October 31, 2005 were approximately $174,000.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to Cygne. In addition, upon Cygne’s request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to Cygne’s credit on Milberg’s books in excess of a reserve. Milberg may charge interest on any monies remitted or otherwise advanced or charged to Cygne’s account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at October 31, 2005 is 6.75%). As security for all of Cygne’s obligations to Milberg, Cygne granted to Milberg a continuing security interest in substantially all of its property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to its Secured Subordinated Promissory Note.

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)-Continued

2.	Accounts Receivable Factoring (continued)

In connection with the Factoring Agreement, Hubert Guez guaranteed Cygne’s obligations to Milberg up to one million dollars ($1,000,000), plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. Cygne guaranteed all of Diversified Apparel’s obligations to Milberg under Diversified Apparel’s separate factoring agreement with Milberg, which at July 31, 2005 aggregated approximately $19,000,000. At November 28, 2005, Cygne’s guarantee aggregated $38,000. With respect to Cygne’s guarantee of Diversified Apparel’s obligations to Milberg, Diversified Apparel and Hubert Guez, jointly and severally, provided a guaranty to Cygne with respect to any payments to Milberg and agreed that Diversified Apparel would not incur any future obligations to Milberg.

Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owed to Diversified Apparel by Cygne until all of Cygne’s obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

Due from factor, net of factor advances and reserves for chargebacks and other deductions, as shown on the balance sheet at October 31, 2005, is summarized below. Factored receivables of $15,044,000 are without recourse and factored receivables of $130,000 are with recourse. Factored receivables with recourse have been collected in full subsequent to October 31, 2005.

(In thousands)
Outstanding factored receivables	$15,174
Less, factor advances	13,498
Less, allowances for chargebacks and other deductions	896

Due from factor, net of factor advances and reserves for chargebacks and other deductions	$780

The average advances for the nine months ended October 31, 2005 were approximately $8,025,000 and the highest advance during this period was approximately $13,498,000.

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)-Continued

3.	Inventories

Inventories consisting of raw materials, work-in-process and finished goods are stated at the lower of cost (determined on a first-in, first-out basis) or market.

	October 31, 2005	January 29, 2005
	(In thousands)
Raw materials and work-in-process	$1,417	$2,707
Finished goods	3,480	—

Total	$4,897	$2,707

4.	Commitments and Contingencies

Leases

In connection with the acquisition, Diversified Apparel assigned to the Company its show room leases at 215 West 40th Street, New York, NY. The minimum rent under these leases for the next twelve months is $95,000. Commencing November 1, 2005, the Company entered into an additional showroom lease at 215 West 40th Street, NY with an expiration date of October 31, 2008. The minimum rent under this lease for the next twelve months is $135,000.

Litigation

The Company is involved in other various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

5.	Income Tax

As of January 29, 2005, based upon tax returns filed, the Company reported net operating loss carryforwards for U.S. Federal income tax purposes of approximately $114,000,000. If unused, these loss carryforwards will expire in the Company’s taxable years ending in 2011 through 2025. Approximately $78,000,000 of the U.S. Federal net operating loss carryforwards will expire in the taxable year ended in January 2011.

Under Section 382 of the U.S. Internal Revenue Code, if there were a more than 50% ownership change (as defined therein) with respect to the Company’s stock, the Company’s loss carryforwards for U.S. Federal and New York State and City tax purposes would be significantly limited. The Company does not believe a change in ownership has occurred as of October 31, 2005.

As of January 29, 2005, based upon tax returns filed, the Company reported net operating loss carryforwards for New York State and City tax purposes (on a separate company basis) of approximately $67,000,000. If unused, these loss carryforwards will expire in the Company’s

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)-Continued

5.	Income Tax (continued)

taxable years ending in 2011 through 2025. Approximately $35,000,000 of the net operating loss carryforwards for New York State and City (on a separate company basis) will expire in the taxable year ended in January 2011.

The Company has provided a full valuation allowance against its deferred tax assets as management believes that it is more likely than not that the net deferred tax assets will not be realized.

Tax Audits

In 2001, the Guatemalan Internal Revenue Service commenced an audit of the Guatemalan tax returns filed by JMB Internacional, S.A., the Company’s 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. At October 31, 2005, based upon its knowledge of the status of the issues of the audit, Cygne management provided a tax reserve for this audit of $470,000. There has been no audit activity or inquiries since 2001.

In May 2005, the Israeli Internal Revenue Service (“IIRS”) orally informed the Company’s Israeli tax representative that it would commence an audit for the years prior to December 31, 2004 of the Company’s 100% owned dormant Israeli subsidiary, M.T.G.I.-Textile Manufacturers Group (Israel) Ltd. There has been no further communication with the IIRS since May 2005.

The Company is subject to other ongoing tax audits in several jurisdictions. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these other audits will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

6.	Long Term Liability

The long-term liability consists of a secured subordinated promissory note due to Diversified Apparel in the amount of $47,500,000. At October 31, 2005, the current portion of this note is $1,500,000. The maturity date of the note is April 30, 2012 (the “Maturity Date”). The Note bears interest at 4.7% per annum, compounded annually. Interest and principal on the Note are payable quarterly commencing on October 31, 2006. The principal amount of the Note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) thirteen quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on the Maturity Date. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc. Cygne is required to use fifty percent of the net proceeds of any sale of its debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of its equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of one percent (1%) of the prepayment.

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)-Continued

6.	Long Term Liability (continued)

Notwithstanding anything to the contrary in the Note, no payment in respect of the indebtedness evidenced by the Note, including any scheduled payment of principal and/or interest or any prepayment, may be made by Cygne or accepted by Diversified Apparel, except as expressly permitted pursuant to the Factoring Agreement.

A component of the purchase price of the Acquired Assets, Cygne agreed to pay to Diversified Apparel $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005. At October 31, 2005, Cygne’s remaining obligation is $1,000,000 and this amount is included under Due to Related Parties.

7.	Provision for Restructuring

The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at the Company’s Guatemalan manufacturing facility. On January 1, 2005, the United States discontinued its textile import quotas. As a result, Cygne’s customers have been able to secure some of their products previously purchased from the Company from China and other countries in the Far East at a lower price, resulting in reduced demand for products produced by the Company’s Guatemalan facility.

8.	Segment Information

Based on the criteria in SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information”, the Company operates in one segment of the apparel market-women’s denim, causal and career apparel.

9.	Related Party Transactions

Cygne has entered into agreements at July 31, 2005 with companies controlled by its largest shareholder, Hubert Guez. Footnote 1 to this statement describes in detail the various agreements.

The Supply Agreement, as amended: AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Hubert Guez, manufactures branded and private label denim apparel for Cygne in Mexico at specified gross margins to Cygne.

The second amendment to the supply agreement with an effective date of July 31, 2005 between Cygne and Diversified Apparel specifies that AZT will ship its manufactured apparel to the United States and invoice Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel will retain the physical risk of loss while the inventory is in its possession and will invoice Cygne for the apparel that Cygne has shipped to its customers. At the end of each month, Diversified Apparel will invoice to Cygne the apparel it has on hand that Cygne estimates that it will ship to its customers in the subsequent month. This second amendment expires on October 31, 2006, and if not renewed AZT will invoice Cygne directly as specified in the supply agreement. The apparel purchased from Diversified Apparel for the three months ended October 31, 2005, including the amount that Diversified intends to ship in November 2005, was $12,708,000.

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)-Continued

9.	Related Party Transactions (continued)

An amendment to the distribution agreement with an effective date of July 31, 2005 between Cygne and Diversified Apparel specifies that Cygne will purchase all of its apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel will receive this apparel in its United States warehouse and retain the physical risk of loss while the inventory is in its possession. Diversified Apparel will invoice Cygne for the apparel that Cygne has shipped to its customers. At the end of each month. Diversified Apparel will invoice to Cygne the apparel that Cygne estimates that it will ship to its customers in the subsequent month. This amendment expires on October 31, 2006 and if not renewed Diversified Apparel will invoice Cygne directly as it receives the imported apparel. The apparel purchased from Diversified Apparel under this arrangement for the three months ended October 31, 2005, including the amount that Diversified intends to ship in November 2005, was $2,742,000.

In the event that, at any given time, purchase orders outstanding from Cygne equal or exceed $7.5 million, Cygne will advance to AZT 50% of any such amounts exceeding $7.5 million in order to finance production. Cygne did not make any advances to AZT during the three months ended October 31, 2005.

The Distribution Agreement: Diversified Apparel provides distribution and operations services for Cygne. The distribution cost for the three months ended October 31, 2005 was $758,000.

Restrictive Covenant Agreement: Cygne and Hubert Guez entered into a restrictive covenant agreement whereby Cygne pays Hubert Guez one percent (1%) of net sales, not including non-denim sales to a customer, New York & Company, and not including sales of denim apparel resulting from subsequent business acquisitions. The Company recorded a charge of $166,000 for the three months ended October 31, 2005.

Secured Subordinated Promissory Note: In connection with the acquisition of the denim business from Diversified Apparel. Cygne issued to Diversified Apparel a $47.5 million note bearing interest at 4.7% per annum. The Company recorded interest expense for the period October 31, 2005 of $561,000.

The First Finish Inc.: First Finish Inc., an affiliate of Hubert Guez, operates a fabric testing facility in California. The cost for services rendered from First Finishing Company for the three months ended October 31, 2005 was $62,000.

Payments to Cygne employees: As part of the Agreement, Cygne, on July 31, 2005, hired approximately fifty (50) employees who worked for Diversified Apparel. At October 31, 2005, substantially all of these employees are working for Cygne, but have remained and will continue to remain on the payroll of Diversified Apparel until Cygne puts in place fringe benefit plans similar to those plans that the employees participated in immediately prior to July 31, 2005. Cygne believes that these employees will be transferred from the Diversified Apparel payroll to the Cygne payroll by December 31, 2005. Cygne has reimbursed Diversified Apparel $885,000 during the three months ended October 31, 2005 for all costs associated with this group of employees.

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (Unaudited)-Continued

9.	Related Party Transactions (continued)

Due to Related Parties is comprised of the following amounts.

October 31, 2005
(In thousands)
Due to Diversified Apparel—current account	$122
Due to Diversified Apparel—interest on note	561
Due to Diversified Apparel—deferred purchase price	1,000
Due to First Finish Inc.	47
Due to Hubert Guez	166

Due to related parties	1,896
Secured subordinated notes payable to a related party	47,500

Total	$49,396

The categories of the related party charges are:

Statement Placement See below		Nine Months Ended October 31, 2005
		(In thousands)
1	Supply Agreement	$12,708
1	Distribution Agreement	2,742
2	Distribution Agreement	758
2	Restrictive Covenant Agreement	166
3	Interest on Secured Subordinated Promissory Note	561
2	The First Finish, Inc.	62
2	Charges by Diversified Apparel for employees performing services for Cygne	885
4	Payments to Diversified Apparel for deferred purchase price	750

	Total	$18,632

The categories identified above are shown in the financial statement under the following captions.

Statement Placement
1	Cost of goods sold
2	Selling, general and administrative expenses
3	Interest expense
4	Reduction of related party expenses prior to October 31, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise noted, all references to a year are to our fiscal year commencing in that calendar year and ending on January 31 of the following year. Effective October 31, 2005, we changed from a thirteen-week quarterly reporting period to last day of month quarterly reporting period. The change was made to conform to the quarterly accounting periods of other major apparel companies. The change will not have a material impact on the Company’s financial condition, results of operations, and cash flows.

Statements in this Report concerning our business outlook or future economic performance; anticipated results of operations, revenues, expenses or other financial items; private label and brand name products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the discontinuance of textile import quotas at January 1, 2005 by the United States, a decline in demand for merchandise offered by us or changes and delays in customer delivery plans and schedules, significant regulatory changes, including increases in the rate of import duties or adverse changes in foreign countries export quotas, dependence on a key customer, an adverse tax ruling, risks associated with war and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise, risk of operations and suppliers in foreign countries, competition, the loss of key personnel, and general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 29, 2005. As a result of our acquisition described in Footnote 1 to the Notes to Consolidated Financial Statements (Unaudited), we will have substantial indebtedness which could decrease our flexibility to react to changing economic conditions. There can be no assurance that we will be able to effectively integrate our acquisition with our current business and a few stockholders control a majority of our outstanding Common Stock and thus control many decisions, including the election of directors and the sale of the Company. We assume no obligation to update or revise any such forward-looking statements.

Overview

On July 31, 2005, we acquired from Diversified Apparel its business of designing, merchandising, and wholesaling of branded and private label denim apparel pursuant to an asset purchase agreement (“Acquired Business”). The assets we acquired from Diversified Apparel included:

Diversified Apparel’s:

•	tangible personal property;

•	open purchase orders;

•	New York showroom leases for the property located on the fourth floor of 215 West 40th Street; and

•	trademarks and intellectual property associated with the Acquired Business.

In consideration for the assets we acquired from Diversified Apparel, we:

•	issued to Diversified Apparel 10,500,000 shares of Cygne common stock;

•	issued to Diversified Apparel a secured subordinated promissory note in the principal amount of $47.5 million;

•	paid $2 million in cash to Diversified Apparel on the closing date; and

•	agreed to pay to Diversified Apparel a deferred purchase price payments totaling $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005; provided that, the first through fifth installments of such monthly payments may be deferred for up to 180 days each, to the extent that our board of directors determines in its good faith sole discretion that any or all of such first through fifth installments of such monthly payments will adversely affect our business or financial condition. Our board of directors has determined that payments of the August through November installments would not adversely affect our business and financial condition and accordingly has made these payments to Diversified Apparel.

We also entered into several related agreements, including a registration rights agreement, the secured subordinated promissory note, a supply agreement, a distribution agreement, a stock transfer restriction agreement and a restrictive covenant agreement. Also in connection with this acquisition, we entered into a factoring agreement with Milberg Factors, Inc. Please see Note 1 to Notes to Consolidated Financial Statements (Unaudited) for detailed explanations of these agreements.

As the result of our acquisition, we are now a designer, merchandiser, and manufacturer of branded and private label women’s denim, causal and career apparel with sales to retailers located in the United States. Our major customers include New York & Company, Inc. (“NY&C”), JCPenney and Kohl’s. As a private label manufacturer, we produce apparel upon orders from our customers for sale under the customers’ own labels, rather than producing our own inventory of apparel for sale under a brand name. Our branded products are sold under the names “Hippie”, “Hint Jeans” and “Manhattan Blues”.

Historically, our highest shipments are in our second quarter and third quarter, with lower sales in the fourth and first quarter.

The manufacturer of private label apparel is characterized by high volume sales to a small number of customers at competitive prices. Although private label gross margins are lower than the gross margins in the brand name apparel industry, collection and markdown costs are typically commensurably lower, and inventory turns are generally higher. Inventory risks are also generally reduced because the purchasing of fabric and other supplies begins only after purchase commitments have been obtained from customers. We believe that retailers, including our customers, are increasingly sourcing private label products themselves rather than utilizing outside vendors like us.

We manufacture our non-denim private label garments at our facilities in Guatemala or through third party manufacturers. Our branded and private label denim products are manufactured by AZT International S. de R.L. de C.V., an affiliate of Diversified Apparel, or through third party manufacturers.

We historically have been dependent on one or more key customers. A significant portion of our sales is expected to continue to be to NY&C, JCPenney, and Kohl’s. JCPenney and Kohl’s were customers of our acquired denim company. Sales to NY&C, JCPenney and Kohl’s accounted for approximately 26%, 17%, and 20%, respectively, of our net sales for the three months ended October 31, 2005. Sales to NY&C, JCPenney and Kohl’s accounted for approximately 47%, 5%, and 20%, respectively, of our pro forma net sales for the three months ended October 30, 2004. Sales to NY&C, JCPenney and Kohl’s accounted for approximately 45%, 12%, and 14%, respectively, of our pro forma net sales for the nine months ended October 31, 2005. Sales to NY&C, JCPenney and Kohl’s accounted for approximately 20%, 21%, and 19%, respectively, of our pro forma net sales for the nine months ended October 30, 2004.

Although we have an established relationship with NY&C, JCPenney and Kohl’s, we do not have long-term contracts with these customers. Our future success will be dependent upon our ability to service our present customers, to attract new customers and to maintain our relationships with NY&C, JCPenney and Kohl’s. We continue to maintain our positive working relationship with NY&C, JCPenney and Kohl’s by providing on-time deliveries of quality products.

We cannot give assurances that NY&C, JCPenney or Kohl’s will continue to purchase merchandise from us at the same rate or at all in the future, or that we will be able to service our present customers and attract new customers. In addition, as a result of our dependence on NY&C, JCPenney and Kohl’s, these customers have the ability to exert significant control over our business decisions, including prices.

Effective January 1, 2005, the United States (“US”) has discontinued textile import quotas affecting the products sourced by us. As a result, the US total imports in 2005 from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The US has established safeguard programs which will limit the increase in apparel imports from China for calendar year 2005. Notwithstanding the US 2005 safeguard programs, our results of operations for products manufactured in Guatemala have been adversely affected for the nine months of 2005 as compared to the comparable period in 2004 on account of the increase in imports from China. During the nine months of 2005, there has been significant downward pressure on gross margins in 2005 for products manufactured in Guatemala as compared to the comparable period in 2004 as a result of the competition from imports from China and other countries in the Far East. On November 8, 2005, the US and China reached an agreement for years 2006, 2007 and 2008 on the maximum quantities of apparel imports by categories. It is too early to evaluate the affect that these maximum import quantities will have on the product categories manufactured by us in Guatemala.

The Central American countries, which include Guatemala, and the US, have negotiated a Central America Free Trade Agreement (“CAFTA”). CAFTA, which was signed by US on August 2, 2005, will allow the US duty free imports from Guatemala if the woven fabric is manufactured using US yarn. We anticipate that, over time, CAFTA may make Guatemala more competitive with imports from China in the categories manufactured by us in Guatemala.

The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan facility. On January 1, 2005, the US discontinued its textile import quotas. As a result, our customers have been able to secure some of their products previously manufactured in Guatemala by us from China and other countries in the Far East at a lower price.

We are continuing to review our existing business operations and could incur additional costs in the future associated with the further restructuring of our operations.

The apparel industry is highly competitive and historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on our business. Retailers, including our customers, are increasingly sourcing private label products themselves rather than utilizing outside vendors like us.

We have been informed that the Securities and Exchange Commission (the “Commission”) has commenced an informal investigation with respect to certain trading in our Common Stock during the period preceding the April 19, 2005 announcement that we had entered into preliminary discussions to acquire the branded and private label denim clothing supply business of Commerce Clothing Company, LLC (which, after the closing of the acquisition, changed its name to, and conducts its non-acquired businesses under the name, Diversified Apparel Resources, LLC). We are cooperating with the Commission’s informal investigation and responding to the Commission’s requests. One of our executive officers and both of our directors have voluntarily testified to the Commission staff. Although we believe that the resolution of this matter will not have a material adverse effect on us, there can be no assurance as to the outcome of the Commission’s informal investigation.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

The policies with the greatest potential effect on our financial condition, results of operations and cash flows include our estimate on the collectibility of our trade accounts receivable, the recovery value of our inventory, the amount of income taxes that may be assessed by the taxing authorities upon audit of our tax returns, and the valuation allowance against our deferred tax asset.

For trade accounts receivable, we estimate the net collectibility, considering both historical and anticipated deductions taken by our customers. For inventory, we value our inventory of seconds and of excess production at no value. For amounts of additional income taxes that may be assessed by the various taxing authorities upon audit of our tax returns, we estimate the amount based upon our knowledge of the cases and upon the advice of our tax counsel.

For the valuation allowance against our deferred tax asset, we have recorded a valuation allowance against the entire deferred tax asset due to our history of reported losses in the United States. However, should we conclude that future United States profitability is reasonably assured, the value of the deferred tax asset would be increased by the elimination of some or all of the valuation allowance.

If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.

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

The allocation of the excess of the purchase price over the book value of the net assets acquired made to intangibles assets consists of (i) trademarks for $2,360,000 to be amortized over 5 years, (ii) cost to create product lines for $930,000 to be amortized over 3 years and (iii) value of existing purchase orders for $530,000 to be amortized over 3 months. At this time, the work needed to provide the basis for determining these fair values and their amortization periods has not been completed. We are in the process of obtaining a valuation from an independent third party to complete the allocation of the purchase price. As a result, the final allocation of the purchase price will be based on the results of the final valuation which will consider the fair value of Diversified Apparel’s intangible assets acquired, which could materially differ from the pro forma amounts shown herein. Accordingly, a change in the fair value of the intangible assets and the amortization periods could impact the amount of annual amortization expense.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and we have no significant obligations remaining to be performed.

Foreign Currency Exchange

We negotiate substantially all of our purchase orders with our foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, our cost for any purchase order is not subject to change after the time the order is placed. However, the weakening of the United States dollar against local currencies could lead certain manufacturers to increase their United States dollar prices for products. We believe that we would be able to compensate for any such price increase.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles with no need for our judgment in their application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto as shown in the Annual Report on Form 10-K for the year ended January 29, 2005.

Results of Operations

The following table is derived from our consolidated statements of operations for continuing operations for the three and nine months ended October 31, 2005 and October 30, 2004 and expresses for these periods certain data as a percentage of net sales.

On July 31, 2005, we acquired the assets used in the branded and private label denim apparel business from Diversified Apparel, which we refer to as the “acquired business” in our management discussion. The summary of our acquisition is outlined under the above caption “Overview” and the details of the acquisition are shown under Notes to Consolidated Financial Statements (Unaudited). Our results of operations for the nine months ended October 30, 2004 and for the six months ended July 31, 2005 do not include the results of the acquired business. Thus, a comparison of the actual results for the three and nine months ended October 31, 2005 as compared to the three and nine months ended October 30, 2004 may not be meaningful to the extent affected by results of the acquired business. At the conclusion of our management discussion of the historical results, we have provided pro forma results of the periods shown herein.

	Three Months Ended		Nine Months Ended
Continuing Operations	October 31, 2005	October 30, 2004	October 31, 2005	October 30, 2004
Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	23.1	12.8	19.1	13.3
Selling, general, and administrative expenses	17.0	9.8	15.9	10.7
Depreciation and amortization	3.5	0.9	2.9	0.9
Provision for restructuring	—	—	0.3	—

Income (loss) from continuing operations before interest and income taxes	2.6	2.1	(0.1)	1.6
Interest expense, net	3.1	0.6	2.1	0.6
Provision for income taxes	0.1	0.1	0.1	0.1

(Loss) income from continuing operations	(0.6)%	1.4%	(2.3)%	1.0%

Three months ended (third quarter of 2005) and nine months ended October 31, 2005 compared to three months (third quarter of 2004) and the nine months ended October 30, 2004

Net Sales

Net sales for the third quarter of 2005 were $22,935,000, an increase of $14,465,000, from sales of $8,470,000 in the third quarter of 2004. Net sales for the nine months of 2005 were $32,552,000, an increase of $8,178,000, from the sales of $24,374,000 in the nine months of 2004.

The increase in sales in the third quarter of 2005 compared to the third quarter of 2005 of $14,465,000 was attributable to sales of $16,584,000 from the acquired business, decreased sales to New York & Company (“NY&C”) of $1,242,000 or 17.5%, decreased sales to Jordache Enterprises of $1,191,000 and increased sales to other customers of $494,000. The decreased sales to NY&C were the result of the number and size of the programs that NY&C purchased from us.

The increase in sales in the nine months of 2005 compared to the nine months of 2004 of $8,178,000 was comprised of sales of $16,584,000 from the acquired business, decreased sales to NY&C of $4,616,000 or 23.8%, decreased sales to Jordache Enterprises of $4,184,000, and increased sales to other customers of $394,000. The decreased sales to NY&C were the result of the number and size of the programs that NY&C purchased from us.

The decrease in the programs offered by NY&C to us for the three and nine months of 2005 was a direct result of NY&C placing orders in China and other countries in the Far East. We believe that the reduction of programs offered to us by NY&C will continue for the fourth quarter of 2005 as compared to the fourth quarter of 2004. Jordache Enterprises is no longer our customer.

Sales to NY&C, JCPenney and Kohl’s accounted for approximately 26%, 17%, and 20%, respectively, of our net sales for the three months ended October 31, 2005. Sales to NY&C, JCPenney and Kohl’s accounted for approximately 47%, 5%, and 20%, respectively, of our pro forma net sales for the three months ended October 30, 2004. Sales to NY&C, JCPenney and Kohl’s accounted for approximately 45%, 12%, and 14%, respectively, of our pro forma net sales for the nine months ended October 31, 2005. Sales to NY&C, JCPenney and Kohl’s accounted for approximately 20%, 21%, and 19%, respectively, of our pro forma net sales for the nine months ended October 30, 2004.

Gross Profit

The gross profit for the third quarter of 2005 was $5,290,000, an increase of $4,203,000 from the gross profit of $1,087,000, for the third quarter of 2004. The gross profit for the nine months of 2005 was $6,214,000, an increase of $2,981,000 from the gross profit of $3,233,000 for the nine months of 2004.

The increase in gross profit for the third quarter of 2005 compared to the third quarter of 2004 of $4,203,000 was attributable to the gross profit of $4,614,000 from the acquired business, which had 27.8% gross margin on the sales of the acquired business, decreased gross profit of $411,000 from NY&C, which had 11.5% and 12.8 % gross margin on NY&C sales for the third quarter of 2005 and 2004 respectively.

The increase in gross profit for the nine months of 2005 compared to the nine months of 2004 of $2,981,000 was attributable to the gross profit of $4,614,000 from the acquired business, decreased gross profit of $1,633,000 from NY&C which had 10.8% and 13.3% gross margin on NY&C sales for the nine months of 2005 and 2004 respectively, and increased gross profit of $220,000 from the sale of seconds mostly in the first quarter of 2005.

The decrease in the NY&C gross profit of $1,633,000 for nine months of 2005 compared to the nine months of 2004 were caused by lower gross margins in 2005 compared to 2004 and by lower sales in 2005 compared to 2004. Both of these decreases are attributable to competition of imports from China and other countries in the Far East.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses for the third quarter of 2005 were $3,883,000, an increase of $3,053,000 from $830,000 for the third quarter of 2004. SG&A expenses for the nine months of 2005 were $5,202,000, an increase of $2,587,000 from $2,615,000 for the nine months of 2004.

The increase in SG&A expenses of $3,053,000 in the third quarter of 2005 compared to the third quarter of 2004 was attributable to the operating S/G/A expenses of $3,206,000 from the acquired company and legal fees relating to the NASAQ and the SEC informal investigation of $195,000. The aggregate increases of $3,401,000 from these categories were offset by reduction of $236,000 which resulted from our reduction of payroll associated with the NY&C operations and the discontinuance of our knit operation. In addition, the third quarter of 2005 benefited from the reversal of certain accruals no longer required amounting to $112,000.

The increase in SG&A expenses for the nine months of 2005 compared to the nine months of 2004 of $2,587,000 was attributable to the operating SG&A expenses of $3,206,000 from the acquired business and legal fees relating to the NASAQ and the SEC informal investigation of $195,000. The aggregate increases of $3,401,000 from these categories were offset by reduction of $702,000 which resulted from our reduction of payroll associated with the NY&C operations, reduction in our sales commissions and our rent expense and the discontinuance of our knit operation. In addition, the third quarter of 2005 benefited from the reversal of certain accruals no longer required amounting to $112,000.

Depreciation and Amortization

Depreciation on furniture, fixtures, factory equipment and leasehold improvements was $76,000 and $208,000, respectively, for the three and nine months ended October 31, 2005. Amortization of intangible assets was $726,000 for the three and nine months ended October 31, 2005.

Depreciation on furniture, fixtures, factory equipment and leasehold improvements was $78,000 and $218,000, respectively, for the three and nine months ended October 30, 2004.

Provision for Restructuring

The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan manufacturing facility. On January 1, 2005, the United States discontinued its textile import quotas. As a result, our customers have been able to secure some of their products previously purchased from us from China and other countries in the Far East at a lower price.

Interest

Net interest expense for the third quarter of 2005 was $716,000, an increase of $662,000 from $54,000 for the third quarter of 2004. Net interest expense for the nine months of 2005 was $694,000, an increase of $544,000 from $150,000 for the nine months of 2004.

The increase in net interest expense for the nine months ended 2005 compared to the nine months of 2004 of $544,000 was mostly attributable to the interest of $561,000 on the secured subordinated promissory note that was part of the acquisition consideration.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2005 was $18,000 as compared to a provision for income taxes of $5,000 in the third quarter of 2004. The tax provision for income taxes for the nine months of 2005 was $28,000 as compared to a provision for income taxes of $15,000 for the nine months of 2004. The provision is for state and local taxes.

Pro forma statement of operations (unaudited)

The pro forma statement of operations (unaudited) for the three and nine months ended October 31, 2005 and for the three and nine months ended October 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States to give effect to the July 31, 2005 acquisition of the acquired business as if the transaction occurred on January 30, 2004, the first day of our fiscal year. The pro forma statement of operations (unaudited) combines the results of operations of Cygne and the acquired business of Diversified Apparel for the nine months ended October 31, 2005 and the three and nine months ended October 31, 2004. The statement of operations for the three months ended October 31, 2005 represents the actual results for this period. Pro forma adjustments include interest expense on the secured subordinated promissory note, amortization of intangibles, adjustment of historical distribution costs to the contractual cost as defined in the Distribution Agreement that became effective on July 31, 2005, the adjustment of the historical gross profit to the contractual gross profit as defined in the Amendment to the Supply Agreement that became effective on July 31, 2005, and the recording of the expense under the Restrictive Covenant agreement with Hubert Guez.

The preliminary allocation of the purchase price made to intangibles and other long-lived assets consists of: (i) trademarks for $2,360,000 to be amortized over 5 years, (ii) cost to create product lines for $930,000 to be amortized over 3 years and (iii) value of existing purchase orders for $530,000 to be amortized over 3 months and (iv) other long-lived assets of $168,000. The total amortization for the three months ended October 31, 2005 is $726,000. Under the purchase method of accounting, the excess purchase price including transaction costs over the fair value of the intangible and other long-lived assets acquired was $80,781,000. At this time, the work needed to provide the basis for determining these fair values and their amortization periods has not been completed. We are in the process of obtaining a valuation from an independent third party to complete the allocation of the purchase price. As a result, the final allocation of the purchase price will be based on the results of the final valuation which will consider the fair value of Diversified Apparel’s intangible assets acquired, which could materially differ from the pro forma amounts shown herein. Accordingly, a change in the fair value of the intangible assets and the amortization periods could impact the amount of annual amortization expense.

The condensed pro forma financial statements (unaudited) are prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of acquired business been consummated as of the dates specified above. Diversified Apparel’s first shipments were in June 2004.

	Three Months Ended		Nine Months Ended
	(In thousands except per share amounts)
	Actual	Pro forma	Pro forma	Pro forma
	October 31, 2005	October 30, 2004	October 31, 2005	October 30, 2004
Net sales	$22,935	$15,182	$72,951	$34,893
Cost of goods sold	17,645	12,722	55,015	29,315

Gross profit	5,290	2,460	17,936	5,578
Selling, general, and administrative expenses	3,883	2,192	10,577	4,493
Depreciation and amortization	801	274	1,334	806
Provision for restructuring	—	—	102	—

Income (loss) from continuing operations before interest and income taxes	606	(6)	5,923	279
Interest expense, net	716	652	2,154	1,880

(Loss) income from continuing operations before income taxes	(110)	(658)	3,769	(1,601)
Provision for income taxes	18	5	29	17

(Loss) income from continuing operations	(128)	(663)	3,740	(1,618)
(Loss) from discontinued operation	—	(5)	—	(20)

Net (loss) income	($128)	($668)	$3,740	($1,638)

(Loss) income per share – basic and diluted from continuing operations	($0.01)	($0.03)	$0.16	($0.07)
(Loss) per share-basic and diluted from discontinued operation	—	—	—	—

Net (loss) income per share-basic and diluted	($0.01)	($0.03)	$0.16	($0.07)
Weighted average common shares outstanding:
Basic	22,958	22,938	22,958	22,938
Diluted	22,958	22,938	22,972	22,938

Pro forma non-GAAP financial measures (unaudited)

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and our factor, to assess:

•	the financial performance of our assets without regard to financing methods, capital structures or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest on our indebtedness; and

•	Our operating performance and return on invested capital as compared to those of other companies in the apparel business, without regard to financing methods and capital structure,

EBITDA should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with general accepted accounting principles (“GAAP”).

EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies.

	Three Months Ended		Nine Months Ended
	(In thousands)
	Actual	Pro forma	Pro forma	Pro forma
	October 31, 2005	October 30, 2004	October 31, 2005	October 30, 2004
Reconciliation of EDITDA to net income (loss)
Net (loss) income	($128)	($668)	$3,740	($1,638)
Depreciation and amortization	801	274	1,334	806
Interest expense, net	716	652	2,154	1,880
Provision for income taxes	18	5	29	17

EBITDA	$1,407	$263	$7,257	$1,065

Liquidity and Capital Resources

Net cash provided by our operating activities for the nine months of 2005 was $189,000. The components of cash provided by operating activities totaling $2,994,000 are (i) a decrease in trade receivables of $837,000, (ii) a decrease in other receivables and prepaid expenses of $144,000, (iii) an increase in due to related parties of $896,000, (iv) an increase in accounts payable of $873,000 and (v) an increase in accrued expenses and income taxes payable of $244,000. The cash provided by operations was partially offset by cash used in operations totaling $2,805,000. The components of cash used in operating activities are (a) our net loss of $745,000 offset in part by depreciation of $208,000 and amortization of $726,000, (b) an increase in due from factor of $780,000, (c) an increase in inventories of $2,190,000 and (d) an increase in other assets of $24,000.

Net cash used in our operating activities for the nine months of 2004 for the discontinued operation was $20,000. Net cash used in operating activities for the nine months of 2004 for continuing operations was $414,000. The components of cash used in continuing operating activities totaling $1,543,000 are (i) an increase in due from factor of $1,381,000, (ii) an increase in inventories of $150,000, and (iii) decrease in income taxes payable of $12,000. The cash used in continuing operations was partially offset by cash provided by operations totaling $1,129,000. The components of cash provided are (a) a decrease of other receivables and other assets of $137,000, (b) an increase in accounts payable of $360,000, (c) an increase in accrued expenses of $179,000, and (d) net income and depreciation of $453,000 from continuing operations.

Cash used in investing activities in the nine months of 2005 of $3,458,000 consisted of expenditures incurred in connection with the purchase of the acquired business of $3,419,000, the purchase of sewing machines for $11,000, and the purchase of computers for $28,000.

Cash used in investing activities in the nine months of 2004 of $228,000 consisted of the purchase of computer equipment in the amount of $16,000, sewing machines and other factory equipment in the amount of $90,000, and leasehold improvements to our New York office of $122,000.

The financing activities in the nine months of 2005 consisted of the issuance of common stock for $6,000 from the exercise of stock options. There were no financing activities in the nine months of 2004.

At October 31, 2005 and at January 29, 2005, working capital was a negative $195,000 and a positive $6,003,000, respectively. The decrease in working capital of $6,198,000 was mainly attributable to the cash consideration paid in connection with our acquisition, the current portion of our related party long-term note payable, and the interest payable on both our long term and short-term note payable, such note payable being issued as consideration of our acquisition. Approximately $2,061,000 of the working capital decrease is attributable to note and interest payments due in October 2006. Our major supplier, Diversified Apparel, an affiliate of Hubert Guez, has granted us extended payment terms through the period ending October 31, 2006. The details of the extended payment terms is described under the caption, “Off-Balance Sheet Arrangements” .

In connection with our acquisition from Diversified Apparel on July 31, 2005, we paid $2 million in cash to Diversified Apparel at the Closing and agreed to pay to Diversified Apparel $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005; provided that, the first through fifth installments of such monthly payments may be deferred for up to 180 days each, to the extent that our board of directors determines in its good faith sole discretion that any or all of such first through fifth installments of such monthly payments will adversely affect the business or our financial condition. Our board of directors has determined that the payment of the August through November installments will not adversely affect our business and financial condition and accordingly has made these payments to Diversified Apparel. The board made this decision based on many factors including the amendments to our supply agreement and our distribution agreement with Diversified Apparel that gave us extended inventory payment terms until October 31, 2006.

The secured subordinated promissory note (“Note”) in the principal amount of $47.5 million issued in connection with the acquisition from Diversified Apparel on July 31, 2005 has a maturity date of April 30, 2012. The note bears interest at 4.7% per annum, compounded annually. Interest and principal on the note are payable quarterly commencing on October 31, 2006. The principal amount of the note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on the October 31, 2006; and (ii) thirteen quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on the maturity date. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., we are required under the note to use fifty percent of the net proceeds of any sale of our debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of our equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the note, with the principal amount of the note being reduced by the amount of the prepayment at a discount of 1% of the prepayment.

Our obligations under the Note are secured by a pledge of the trademarks purchased by us under the Agreement, pursuant to a security agreement entered into with Diversified Apparel.

In connection with the acquisition, Diversified Apparel assigned to us its show room leases at 215 West 40th Street, New York, NY. The minimum rent under these leases for the next twelve months is $95,000. Commencing November 1, 2005, we entered into an additional showroom lease at 215 West 40th Street, NY with an expiration date of October 31, 2008. The minimum rent under this lease for the next twelve months is $135,000.

In connection with the acquisition, we entered into a Factoring Agreement with Milberg Factors, Inc. We did not have a credit facility during the first half of 2005.

The Factoring Agreement has an initial term of one year and thereafter will be automatically renewed for successive periods of one year unless terminated by us at the conclusion of its initial term or any renewal term by giving Milberg at least sixty (60) days prior written notice; provided, however, that Milberg may terminate the Factoring Agreement at any time during the initial term or any renewal term by giving Cygne at least sixty (60) days prior written notice. Under the Factoring Agreement, we sell to Milberg all of our receivables which are acceptable to Milberg. Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade and cash discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The minimum aggregate factoring charges payable under the Factoring Agreement for each contract year is $95,000. The factor fees for the three months ended October 31, 2005 were approximately $174,000.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to us. In addition, upon our request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to our credit on Milberg’s books in excess of a reserve. Milberg may charge interest on any monies remitted or otherwise advanced or charged to our account before the collection of receivables. The interest rate is prime plus 0.5%. The prime rate was 6.75% at October 31, 2005. As security for all of our obligations to Milberg, we granted to Milberg a continuing security interest in substantially all of our property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to the Note.

In connection with the Factoring Agreement, Hubert Guez guaranteed our obligations to Milberg up to one million dollars ($1,000,000), plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. We guaranteed all of Diversified Apparel’s obligations to Milberg under Diversified Apparel’s separate factoring agreement with Milberg, which at July 31, 2005 aggregated approximately $19,000,000. Diversified Apparel’s obligations guaranteed by us at November 28, 2005 were approximately $38,000. With respect to our guarantee of Diversified Apparel’s obligations to Milberg, and Diversified Apparel and Hubert Guez, jointly and severally, provided a guaranty to us with respect to any payments to Milberg and agreed that Diversified Apparel would not incur any future obligations to Milberg,

Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owned to Diversified Apparel by us until all of our obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

Upon the closing of the transactions contemplated by the asset purchase agreement, the employment agreement between Roy Green, our Senior Vice President – Chief Financial Officer and Secretary, made as of May 1, 1993, and us was terminated, except for certain non-competition provisions which survive such termination. Upon termination of the employment agreement, Mr. Green became an at-will employee with a base salary of $245,000 per annum. Mr. Green continues to serve as Cygne’s Senior Vice President – Chief Financial Officer and Secretary. At the closing, in lieu of all amounts (including severance) which might have been due and owing to Mr. Green under the employment agreement, including any amounts which might have been payable in connection with the transactions contemplated by asset purchase agreement, Mr. Green was paid a retention bonus of $339,223.

We intend to finance our operations for the next twelve months through the use of operating profits, advances from our Factor, and extended payment terms from Diversified Apparel, an affiliate of Hubert Guez, as provided in our amendments to our Supply and Distribution Agreements with Diversified Apparel.

Our financial performance for the next twelve months will depend on a variety of factors, including the success of our acquisition of the denim business, the amount of sales to NY&C, JCPenney and Kohl’s and the effect on our business on account of the discontinuance of textile import quotas by the United States on January 1, 2005. As a result of the discontinuance of textile import quotas, our customers may be able to secure the products currently being purchased from us in other places at a lower price. If we have significant operating losses, we could face severe liquidity pressures, which would adversely affect our financial condition and results of operations and cash flows. We have in the past incurred costs in restructuring our operations due to the loss of customers and could incur additional costs in the future associated with the restructuring of our operations. We believe that we will have sufficient working capital to support our business for the next twelve months based if our assumptions on operating profits are correct, our Factor continues making advances on the present terms of our Agreement, and the extended payment terms from Diversified Apparel remain in place.

Effect of New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB 43, Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated SFAS No. 151 and we do not anticipate that the adoption of SFAS No. 151 would have a material impact on our financial condition, results of operations, and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004)(“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement becomes effective for our annual reporting period that begins on February 1, 2006. We are required to implement this new standard in the quarter ending April 30, 2006. This new standard, if it had been in effect, would not have had a material impact on our net income and related per share amounts for the three and nine months ended on October 31, 2005 and October 30, 2004.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We have evaluated SFAS No. 154 and we do not anticipate that the adoption of SFAS No. 154 would have a material impact on our financial condition, results of operations, and cash flows.

Off-Balance Sheet Arrangements

We have not created, and we are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

We guaranteed all of Diversified Apparel’s obligations (which at July 31, 2005 aggregated approximately $19,000,000 and at November 28, 2005 aggregated $38,000) to Milberg under Diversified Apparel’s factoring agreement with Milberg. With respect to such guarantee, Diversified Apparel and Hubert Guez, jointly and severally, provided a guaranty to us with respect to any payments we are obligated to make to Milberg under the guaranty and Diversified Apparel agreed it would not incur any future obligations to Milberg.

In connection with the Agreement, we entered into a supply agreement (the “Supply Agreement”) with AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Diversified Apparel. Under the Supply Agreement, AZT will manufacture and supply Cygne with its entire requirements of branded and private label denim apparel of the type sold by Diversified Apparel (“Denim Products”) until at least July 31, 2007. Pricing under the Supply Agreement, as modified under the first amendment, is based on providing us with certain gross margins on resales of its Denim Products. Although AZT is obligated to deliver Denim Products ordered by us under the Supply Agreement, we have no obligation to source Denim Products from AZT.

In the event that, at any given time, purchase orders outstanding from us equal or exceed $7.5 million, we will advance to AZT 50% of any such amounts exceeding $7.5 million in order to finance production. We did not make any advances to AZT during the three months ended October 31, 2005.

The second amendment to the supply agreement with an effective date of July 31, 2005 between Diversified Apparel and us specifies that AZT will ship its manufactured apparel to the United States and invoice Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel will retain the physical risk of loss while the inventory is in its possession and will invoice us for the apparel that we have shipped to our customers. At the end of each month, Diversified Apparel will invoice us for the apparel on hand that we estimate that we will ship to our customers in the subsequent month. This second amendment expires on October 31, 2006, and if not renewed AZT will invoice us directly as specified in the supply agreement. The apparel purchased from Diversified Apparel for the three months ended October 31, 2005, including the amount that we intend to ship in November 2005, was $12,708,000.

An amendment to the distribution agreement with an effective date of July 31, 2005 between Diversified Apparel and us specifies that we will purchase all of our apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel will receive this apparel in its United States warehouse and retain the physical risk of loss while the inventory is in its possession. Diversified Apparel will invoice us for the apparel that we have shipped to our customers. At the end of each month. Diversified Apparel will invoice to us the apparel that we estimate that it will ship to our customers in the subsequent month. This amendment expires on October 31, 2006 and if not renewed Diversified Apparel will invoice us directly as it receives the imported apparel. The apparel that we purchased from Diversified Apparel under this arrangement for the three months ended October 31, 2005, including the amount that Diversified intends to ship in November 2005, was $2,742,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not believe it has a material exposure to market risk. Our earnings may be affected by changes in short-term interest rates in connection with our factor credit facility.

Item 4.	Controls and Procedures

Our management with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2005. Based on this evaluation, our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934, as amended. As the result of our acquisition on July 31, 2005 which is described elsewhere in this report, new internal controls had to added to our existing internal controls. The combined internal controls enabled us to continue to maintain our internal controls over financial reporting that occurred during the quarter ended October 31, 2005.

Part II. OTHER INFORMATION

Item 1.	Legal proceedings

Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, we sold our Jordanian business to Century Investment Group for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan. The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As we had not received the final payment of $433,000, we submitted our claim for this payment to arbitration. As the outcome of this arbitration is uncertain, our management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable. In April 2005, we determined that it would not be cost effective to continue with this arbitration case and notified the arbitrators that it has withdrawn its case against Century Investment Group.

We are involved in various legal proceedings that are incidental to the conduct of its business, none of which we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations and cash flows.

We have been informed that the Securities and Exchange Commission (the “Commission”) has commenced an informal investigation with respect to certain trading in our Common Stock during the period preceding the April 19, 2005 announcement that we had entered into preliminary discussions to acquire the branded and private label denim clothing supply business of Commerce Clothing Company, LLC (which, after the closing of the acquisition, changed its name to, and conducts its non-acquired businesses under the name, Diversified Apparel Resources, LLC). We are cooperating with the Commission’s informal investigation and responding to the Commission’s requests. One of our executive officers and both of our directors have voluntarily testified to the Commission staff. Although we believe that the resolution of this matter will not have a material adverse effect on us, there can be no assurance as to the outcome of the Commission’s informal investigation.

Item 2.	Unregistered Shares of Equity Securities and Use of Proceeds

On July 31, 2005, we issued 10,500,000 shares of our common stock to Diversified Apparel in connection with the acquisition of the denim business. The securities were issued in a private placement to an accredited investor.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Hubert Guez, 215 GZ Partners, Guez Living Trust dated December 6, 1996, Griffin James Aron Guez Irrevocable Trust dated January 1, 1996, Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996 and Cygne Designs, Inc. * (1)

3.1	Amendment to Bylaws of Cygne Designs, Inc., effective as of July 31, 2005. * (1)

10.1	Registration Rights Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.2	Subordinated Secured Promissory Note, dated as of July 31, 2005, to Commerce Clothing Company LLC in an original principal amount of $47,500,000 * (1)

10.3	Security Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.4	Stock Transfer Restriction Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Bernard Manuel and Cygne Designs, Inc. * (1)

Exhibit No.	Description
10.5	Supply Agreement, dated as of July 31, 2005, by and between AZT International S. de R.L. de C.V. and Cygne Designs, Inc. * (1)

10.6	Restrictive Covenant Agreement, dated as of July 31, 2005, between Hubert Guez and Cygne Designs, Inc. * (1)

10.7	Distribution Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.8	Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (1)

10.9	Security Agreement – Goods and Chattels, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

10.10	Security Interest in Inventory Under Uniform Commercial Code Supplement to Financing or Factoring Contract, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

10.11	Guaranty, dated as of July 31, 2005, by Cygne Designs, Inc. in favor of Milberg Factors, Inc. * (1)

10.12	Client Subordination Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.13	Letter Agreement, dated as of July 31, 2005, by and between Roy Green and Cygne Designs, Inc. * (1)

10.14	Amendment to Supply Agreement, dated October 19, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LlC, and AZT International S. de R. L. de C.V. * (3)

10.15	Amendment to Registration Rights Agreement dated October 19, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC. * (3)

10.16	Pro forma combined financial information reflecting the amendment to the Supply Agreement * (3)

10.17	Lease between Blue River Associates, landlord and Cygne Designs, Inc. * (4)

10.18	Second Amendment to Supply Agreement, dated December 9, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (4)

10.19	Amendment to the Distribution Agreement, dated December 9, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (4)

31.1	Certification of Principal Executive Officer * (4)

31.2	Certification of Principal Financial Officer * (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 * (4)

Exhibit No.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 * (4)

99.1	Audited financial statements of Commerce Clothing LLC, now known as Diversified Apparel Resources LLC, for the year ended December 31, 2004 and the Report of Ernst & Young LLP, Independent Auditors, and unaudited financial statements of Diversified Apparel for the six months ended June 30, 2005 * (2)

99.2	Pro forma combined financial information reflecting the effects of the acquisition of the Acquired Business from Diversified Apparel* (2)

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the following documents:

(1)	Company’s 8-K filed on August 4, 2005

(2)	Company’s 8-K filed on September 22, 2005

(3)	Company’s 8-K filed on October 21, 2005

(4)	Filed herewith

b.	Reports on Form 8-K

Date	Item	Event
August 1, 2005 (8-K)	8.01, 9.01	Announcement of the acquisition of the denim apparel business of Commerce Clothing Company LLC.

August 4, 2005 (8-K)	1.01, 1.02, 2.01	Factor agreement, Employee termination agreement, Various agreements in connection with the acquisition of the denim apparel business of Commerce Clothing Company LLC.

September 22, 2005 (8-K/A)	2.01, 9.01	Audited financial statements of Commerce Clothing Company LLC for year ended December 31, 2004 and unaudited financial statements of Commerce for the six months ended June 30, 2005. Pro forma combined financial information reflecting the effects of the acquisition of the acquired denim apparel business.

October 21, 2005 (8-K/A)	2.01, 8.01, 9.01	Amendments to various agreements in connection with the acquisition of the denim apparel business of Commerce Clothing Company LLC. Announcement that the Securities and Exchange Commission has commenced an informal investigation with respect to certain trading in the Company’s Stock. Amended pro forma combined financial information reflecting amendments to acquisition agreement.

October 28, 2005 (8-K)	4.01, 9.01	Announcement of change in Registrant’s certifying accountant.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 15, 2005	By:	/s/ BERNARD M. MANUEL
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

December 15, 2005	By:	/s/ ROY E. GREEN
Roy E. Green, Senior Vice President, Chief Financial Officer and Secretary