Form 10-K
period 2006-01-31
CYGNE DESIGNS INC
filed 2006-05-01
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934 for the fiscal year ended January 31, 2006.

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

Common Stock, $.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price as reported by the OTC Bulletin Board on July 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $19,904,317*.

*	For purposes of this calculation, the number of shares held by non-affiliates was determined by aggregating the number of shares held by officers and directors of the registrant, and by others who, to the registrant’s knowledge, own more than 10% of the registrant’s Common Stock, and subtracting those shares from the total number of shares outstanding.

As of April 15, 2006, 24,454,459 shares of Common Stock, $0.01 par value, of the registrant were outstanding.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of stockholders are incorporated by reference into Part III of this report.

STATEMENTS REGARDING FORWARD-LOOKING DISCLOSURE

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including:

•	the discontinuance of textile import quotas at January 1, 2005 by the United States

•	a decline in demand for merchandise offered by us or changes and delays in customer delivery plans and schedules

•	significant regulatory changes, including increases in the rate of import duties or adverse changes in foreign countries export quotas

•	dependence on a limited number of key customers

•	risks associated with war and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise

•	risk of operations and suppliers in foreign countries

•	competition

•	the loss of key personnel

•	general economic conditions

•	other risks detailed in our filings with the Securities and Exchange Commission, including Item 1A, Risk Factors included in this filing

All statements other than statements of historical facts included in this Report, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report in conjunction with the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

ITEM 1. BUSINESS

Unless otherwise noted, all references to a year refer to our fiscal year commencing in that calendar year and ending in January of the following year. This Report contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below.

Our Company

We are a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, casual and career apparel with sales to retailers located in the United States. Our major customers include New York & Company (“NY&C”), JCPenney and Kohl’s. As a private label manufacturer, we produce apparel upon orders from our customers for sale under the customers’ own labels, rather than producing our own inventory of apparel for sale under a Cygne label. We acquired the assets used in the branded and private label denim apparel business on July 31, 2005 from Diversified Apparel. (See Item 1 “Significant Financial and Business Developments”). Our branded denim products are sold under the names “Hippie,” Hint Jeans,” and “Voyou”.

“Hippie” and “Hippie Jeans” are distributed to the junior’s market to sell at retail price points between $58.00 and $68.00. “Hint Jeans” and “Voyou” are distributed to the junior’s market to sell at retail price points between $34.99 and $39.99.

A manufacturer of private label apparel is characterized by high volume sales to a small number of customers at competitive prices. Although private label gross margins are lower than the gross margins in the brand name apparel industry, markdown costs are typically commensurably lower, and inventory turns are generally higher. Inventory risks are also generally reduced because the purchasing of fabric and other supplies begins only after purchase commitments have been obtained from customers. We believe that retailers, including customers of ours, are increasingly sourcing private label products themselves rather than utilizing outside vendors like us.

We manufacture our private label non-denim products at our facilities in Guatemala or through third party manufacturers. Our branded and private label denim products are manufactured for us by AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Diversified Apparel, or through other third party manufacturers in the Far East.

We historically have been dependent on one or more key customers. A significant portion of our sales has been to NY&C. Sales to NY&C accounted for approximately 32%, 82% and 91% respectively, of our net sales from continuing operations for the years 2005, 2004, and 2003. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2005 fiscal year, our sales to NY&C would have accounted for approximately 19% and 49% respectively of our net sales from continuing operations for the years 2005 and 2004. Sales to JCPenney and Kohl’s accounted for approximately 21% and 18%, respectively, of net sales for the year 2005. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel, our sales to JCPenney and Kohl’s would have accounted for approximately 12% and 10% respectively of our net sales from continuing operations for the year 2005. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel, our sales to JCPenney and Kohl’s would have accounted for approximately 22% and 5% respectively of our net sales from continuing operations for the year 2004. Historically, our highest shipments are in our second quarter and third quarter, with lower sales in the fourth and first quarter. (See “Significant Financial and Business Developments”).

Although we have long-established relationships with our key customers, NY&C and, through our acquisition of Diversified Apparel’s business, JCPenney and Kohl’s, we do not have long-term contracts with these customers,. Our future success will be dependent upon our ability to attract new customers and to maintain our relationships with our present customers. We continue to strive to maintain our positive working relationships with our customers by providing on-time deliveries of quality products.

We cannot assure you that our major customers-NY&C, JCPenney or Kohl’s-will continue to purchase merchandise from us at the same rate as they have historically from us or Diversified Apparel, respectively, or at all in the future, or that we will be able to attract new customers. In addition, our major customers have the ability to exert significant control over our business decisions, including prices.

We are a Delaware corporation that was formed in 1984. Our principal executive offices are located at 11 West 42nd Street, New York, New York 10036, and our telephone number at that address is (212) 997-7767.

Significant Financial and Business Developments

Acquisition of a Business

On July 31, 2005, we acquired the assets used in the branded and private label denim apparel business, which we refer to as the Acquired Business, of Commerce Clothing (which was later renamed Diversified Apparel Resources, LLC), a privately-held company principally owned by Mr. Guez, Diversified Apparel’s managing member and Chief Executive Officer, pursuant to an asset purchase agreement. The assets we acquired from Diversified Apparel included, among other things, Diversified Apparel’s:

•	tangible personal property;

•	open purchase orders;

•	New York showroom leases for the property located on the fourth floor of 215 West 40th Street; and

•	trademarks and intellectual property associated with the Acquired Business, including the trademarks for “Hippie”, “Hippie Jeans,” “Hint Jeans”, and “Voyou”.

We did not acquire any cash, accounts receivable, prepaid expenses, deposits (other than the lease deposit for the showrooms), inventories or stock of any subsidiaries from Diversified Apparel.

Under the asset purchase agreement, we assumed the following liabilities of Diversified Apparel:

•	any and all liabilities, obligations and commitments arising after the closing under the Diversified Apparel agreements included in the assets we acquired (including the New York showroom leases); and

•	any liability or obligation arising from the operation of the Acquired Business or ownership of the assets we acquired (including the New York showroom leases) after the closing date.

In consideration for the assets we acquired from Diversified Apparel, we:

•	issued to Diversified Apparel 10,500,000 shares of our common stock, 7,500,000 of which Diversified Apparel distributed to its members;

•	issued to Diversified Apparel a secured subordinated promissory note, which we refer to as the Note, in the principal amount of $47.5 million, subsequently adjusted to $40.0 million, as reduced by the issuance of 1,428,571 shares of common stock as repayment of $7.5 million of principal;

•	paid $2 million in cash to Diversified Apparel on the closing date; and

•	agreed to pay to Diversified Apparel deferred purchase price payments totaling $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005. Although we were permitted to defer payment of the first through fifth installments of such monthly payments may be deferred for up to 180 days each, to the extent that our Board of Directors determined in its good faith sole discretion that any or all of such first through fifth installments of such monthly payments would adversely affect our business or financial condition, and we initially deferred the August payment. Our board of directors subsequently determined that payments of the August 2005 through the January 2006 installments would not adversely affect our business and financial condition and accordingly has made these payments to Diversified Apparel. We made the last of the seven required payments of $250,000 each in February, 2006.

We also entered into several related agreements, including a registration rights agreement, a supply agreement, a distribution agreement and a restrictive covenant agreement. The supply and distribution arrangements govern purchases of Diversified Apparel products by us, as well as related advances for inventory purchases. The restrictive covenant agreement sets forth agreed upon non competition covenants between Mr. Guez and us. The Registration Rights Agreement required us to use reasonable commercial efforts to register securities issued as a part of the acquisition price for the Acquired Business within a specified time frame. Notes 1 and 12 to the Consolidated Financial Statements provide detailed explanations of each these agreements.

In addition, we entered into a factoring agreement with Milberg Factors, Inc. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 5 to Notes to Consolidated Financial Statements for detailed explanations of this agreement.

Textile Import Legislation

Effective January 1, 2005, the United States (“US”) discontinued textile import quotas affecting the products sourced by us. As a result, the US total imports in 2005 from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The US has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. Notwithstanding the safeguard program, our results of operations for products manufactured in Guatemala have been adversely affected for 2005 and we anticipate that our results of operations for products manufactured in Guatemala will continue to be adversely affected in 2006. The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan facility.

The Central American countries, which include Guatemala, and the US, have negotiated a Central America Free Trade Agreement (“CAFTA”). CAFTA, which was signed by the US on August 2, 2005, will allow the US duty free imports from Guatemala if the woven fabric is manufactured using US yarn. After the Republic of Guatemala ratifies this Agreement, we anticipate that, over time, CAFTA may make Guatemala more competitive with imports from China in the categories manufactured by us in Guatemala.

Subsequent Event

On March 31, 2006, we entered into an Asset Purchase Agreement (“APA”) with Innovo Group, Inc., (“Innovo”), and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo. Azteca Productions International, Inc., (“Azteca Productions”), is a party to certain ancillary agreements related to the APA because they are an interested party in the transaction. Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the APA, Innovo agreed to sell us certain assets related to its private label apparel division. These assets were purchased by Innovo from Azteca Productions in July 2003 pursuant to an asset purchase agreement referred to as the Blue Concept Asset Purchase Agreement.

On July 31, 2005, we acquired certain assets of Diversified Apparel Resources, LLC (formerly named Commerce Clothing Company LLC), a limited liability company whose managing member and Chief Executive Officer is Mr. Guez, who is also one of Innovo’s stockholders, a stockholder of Azteca Productions and a party to the Blue Concept Asset Purchase Agreement that Innovo originally entered into for its purchase of the private label division from Azteca Productions. Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of shares, personally, through various trusts and Diversified, approximately 49% of the shares of our common stock.

The assets to be acquired by us include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca

Productions. In exchange for the purchased assets, we have agreed to assume certain liabilities associated with Innovo’s private label division, including, the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with Innovo’s outstanding purchase orders and inventory schedules listed in the APA, and the obligations to continue to pay the earn out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities including the remaining unpaid principal amount of the original promissory note but excluding any amounts which might be owed under the earn-out, which will represent the purchase price for the transaction, is approximately $10,500,000, subject to certain permitted adjustments related to the aggregate value of liabilities Innovo may owe to Azteca Productions as of the closing date and payment of certain audit related fees.

The APA contains customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and pre-closing and post-closing covenants. The consummation of the transaction is subject to, among other things, the approval by Innovo’s stockholders of the APA and the sale of the private label assets to us and our obtaining certain consents from its lenders. The APA requires that all conditions to closing be satisfied by June 30, 2006. Further, both parties have rights to terminate the APA in certain events. There can be no assurance that the transaction, as described herein, will be completed.

SEC Investigation

In 2005, we were informed that the Securities and Exchange Commission (the “Commission”) had commenced an informal investigation with respect to certain trading in our Common Stock during the period preceding the April 19, 2005 announcement that we had entered into preliminary discussions to acquire the branded and private label denim clothing supply business of Commerce Clothing Company, LLC (which, after the closing of the acquisition, changed its name to, and conducts its non-acquired businesses under the name, Diversified Apparel Resources, LLC). We are cooperating with the Commission’s informal investigation and responding to the Commission’s requests. One of our executive officers and two of our directors has voluntarily testified to the Commission staff. In March 2006, we received notice that the Commission had commenced a formal, nonpublic investigation with respect to certain trading in our Common Stock during the period preceding the April 19, 2005 announcement that we had entered into preliminary discussions to acquire the branded and private label denim clothing supply business of Commerce Clothing Company LLC (which, after the closing of the acquisition, changed its name to, and conducts its non-acquired businesses under the name, Diversified Apparel Resources, LLC). We intend to continue to cooperate with the Commission.

Products

We participate in one segment of the apparel market: women’s denim, casual and career apparel. During 2005, our products included denim pants, skirts and jackets; non-denim woven jackets, skirts and pants and cut and sewn knit tops and bottoms.

Sourcing, Manufacturing and Sales

We source and manufacture garments for our private label customers who have designed and developed their own garments. We design, merchandise, source, manufacture and distribute garments to be sold under our brand names by our sales force.

During 2005, all of our products were manufactured outside the United States, at either a related party manufacturer located in Mexico, non-affiliated manufacturers located in Guatemala and in the Far East or at our manufacturing facilities located in Guatemala. We produced 25% of our net sales in our manufacturing facility in Guatemala and 9% of our net sales in non-affiliated Guatemalan facilities. We obtained 46% of our net sales from the related party Mexican facility, and 20% from non-affiliated manufacturers located in the Far East. We review sourcing on an ongoing basis and may alter the manufacturing allocation of our products to meet changing conditions and demands. On a proforma basis for 2005, we produced 15% of our net sales in our manufacturing facilities in Guatemala, and 5% of our net sales in non-affiliated Guatemalan facilities. We obtained 66% of our net sales from the related party Mexican facilities, and 14% from non-affiliated manufacturers located in the Far East.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries) and other factors which could have an adverse effect on our business. In addition, we may be subject to risks associated with the availability of and time required for the transportation of products from foreign countries. The occurrence of certain of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet delivery requirements would have a severe adverse impact on our results of operations and could have an adverse effect on our relationships with our customers. Furthermore, the occurrence of certain of these factors in Guatemala, where we own a manufacturing facility, could result in a loss of our investment located in this country.

In 2005, we operated a manufacturing facility in Guatemala. Operating a manufacturing facility rather than contracting with independent manufacturers requires us to maintain a higher level of working capital. In addition, reduced sales have an even greater adverse impact on our results in light of the fixed costs needed to own and operate our own factory. Because our manufacturing operations are located outside the U.S., we are subject to many of the same risks as relying on foreign contract manufacturers. See “Item 2. Properties.”

Raw Materials

In 2005, we supplied the raw materials to our Guatemalan manufacturing facility and to non-affiliated Guatemalan factories. Otherwise, the raw materials used in our facility are purchased directly by the manufacturer in accordance with our specifications. In both cases, raw materials, which are in most instances made, finished and colored specifically to our order, consist principally of fabric and trim that are readily available from numerous domestic and foreign sources.

Our raw material purchases are made on an open account basis. We do not have formal long-term arrangements with any of our raw material suppliers. We have experienced little difficulty in satisfying its raw material requirements and consider our sources of supply adequate.

Quality Assurance

Our quality assurance program is designed to ensure that its products meet the quality standards of our customers. We require that our vendors employ qualified quality control personnel.

Competition

We face a variety of competitive challenges from other domestic and Far East apparel producers. We do not currently hold a dominant competitive position in any market, including the private label apparel market.

In addition, we face competition from our own customers, who have their own internal product development and sourcing capabilities. We believe that many of our customers who have the know-how and internal resources to develop and source directly a portion of their requirements constitute our major competition.

Most of our competitors are larger in size and have greater resources than we do, and there can be no assurance that we will be successful in competing with them in the future.

We believe that our business will depend upon our ability to provide apparel products, which are of good quality and meet our customers’ pricing and delivery requirements, as well as our ability to maintain relationships with key customers. There can be no assurance that the Company will be successful in this regard.

Imports and Import Restrictions

During 2005, the Company sourced its products from Guatemala, Mexico and from the Far East. Merchandise imported by the Company into the United States is subject to the assessment of duty at rates currently ranging from zero to 32% ad valorem. Such merchandise may also be subject to additional duties, export fees, quotas or other restrictions and are affected by the costs of transportation.

Effective January 1, 2005, quota on textile and apparel products was eliminated for World Trade Organization (“WTO”) member countries (which include those countries from which the Company imports its products). However, under China’s accession agreement into the WTO, member countries may, under certain circumstances, re-impose quota on some categories of imports from China. In November 2005, the United States and China entered into an agreement imposing quotas through 2008 on certain categories of textile goods from China.

In August 2005, the United States entered into the Central American Free Trade Agreement (“CAFTA”) with five Central American countries, At such time as CAFTA becomes effective as to Guatemala, qualifying importations of textile and apparel goods from Guatemala will be free of duty and quota. The date of implementation regarding Guatemala is currently the subject of bilateral negotiations.

In the ordinary course of business, the Company may, from time to time, be subject to claims by the U.S. Bureau of Customs and Border Protection (“Customs”) for additional duties or charges and likewise, may be entitled to refunds from Customs due to the overpayment of duties.

Backlog

At January 31, 2006 we had unfilled confirmed customer orders of $23,029,000 compared to $4,800,000 at January 29, 2005. Substantially all of the increase in backlog is the result of our acquisition of the Acquired Business. In general, the amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customers’ demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Acquired Business has a dilution range of 6% to 8% on bookings for allowance for chargebacks and trade discounts.

Employees

At April 15, 2006, we had approximately 719 full-time employees. Approximately 662 employees were located at our facility in Guatemala, 46 located at our facility in Commerce City, CA, and 11 employees were located at our facilities in New York. We consider our relations with our employees to be satisfactory.

Item 1A. RISK FACTORS

You should carefully consider the risks described below before investing in our common stock. Although the risks described below are all of the risks that we believe are material, they are not the only risks relating to our business and our common stock. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations. The trading price of our common stock could decline due to any of these risks and, therefore, you may lose all or part of your investment.

Risk Factors Relating to Our Operations

We rely on a few key customers for the majority of our revenue.

We historically have been dependent on one or more key customers. A significant portion of our sales has been to NY&C. Sales to NY&C accounted for approximately 32% and 82% respectively, of our net sales from continuing operations for the years 2005 and 2004. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2004 fiscal year, our sales to NY&C would have accounted for approximately 19% and 49% respectively of our net sales from continuing operations for the years 2005 and 2004. Sales to JCPenney and Kohl’s accounted for approximately 21% and 18%, respectively, of net sales for the year 2005. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2004 fiscal year, our sales to JCPenney and Kohl’s would have accounted for approximately 12% and 10% respectively of our net sales from continuing operations for the year 2005. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2004 fiscal year, our sales to JCPenney and Kohl’s would have accounted for approximately 22% and 5% respectively of our net sales from continuing operations for the year 2004.

Although we have long-established relationships with our major customers, NY&C and, through our acquisition of Diversified Apparel’s business, JCPenney and Kohl’s, we do not have long-term contracts with these customers, Our future success will be dependent upon our ability to attract new customers and to maintain our relationships with our present customers. We continue to strive to maintain our positive working relationships with our customers by providing on-time deliveries of quality products.

We cannot assure you that our major customers-NY&C, JCPenney or Kohl’s will continue to purchase merchandise from us at the same rate as they have historically from us or Diversified Apparel, respectively, or at all in the future, or that we will be able to attract new customers. In addition, our major customers have the ability to exert significant control over our business decisions, including prices.

We are subject to the risks of doing business abroad.

During 2005, all of our products were manufactured outside the United States, at either a related party manufacturer located in Mexico, non-affiliated manufacturers located in Guatemala and in the Far East or at our manufacturing facilities located in Guatemala. We produced 25% of our net sales in our manufacturing facility in Guatemala and 9% of our net sales in non-affiliated Guatemalan facilities. A Mexican facility owned by a related party produced 46% of our net sales. Approximately 20% of our net sales is from non-affiliated manufactures located in the Far East. On a proforma basis for 2005, we produced 15% of our net sales in our manufacturing facilities in Guatemala, and 5% of our net sales in non-affiliated Guatemalan facilities. We obtained 66% of our net sales from the related party Mexican facilities, and 14% from non-affiliated manufacturers located in the Far East.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries) and other factors which could have an adverse effect on our business. In addition, we may be subject to risks associated with the availability of and time required for the transportation of products from foreign countries. The occurrence of certain of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet delivery requirements would have a severe adverse impact on our results of operations and could have an adverse effect on our relationships with our customers. Furthermore, the occurrence of certain of these factors in Guatemala, where we own a manufacturing facility, could result in a loss of our investment located in this country.

If we experience product quality or late delivery problems with contract manufacturers our business will be negatively affected.

Historically, a significant portion of our products have been manufactured by non-affiliated contract manufacturers. In connection with the acquisition of the assets of Diversified Apparel, we entered into a Supply

Agreement with AZT International S. de R.L. de C.V., or AZT, an affiliate of Diversified Apparel, and will initially be reliant on AZT to supply most of our denim apparel products. We have from time to time experienced difficulties in obtaining timely delivery of products of acceptable quality. Such difficulties have resulted and may result in cancellation of orders, customer refusals to accept deliveries or reductions in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. We believe that these difficulties have resulted and may continue to result from not having sufficient access to and control over the manufacturing processes of non-affiliated contract manufacturers. There can be no assurance that we will not experience difficulties with third parties responsible for the manufacture of our products, including AZT.

Our direct manufacturing operations increase our operating costs.

We maintain and operate a manufacturing facility in Guatemala for our non-denim products. Operating manufacturing facilities rather than contracting with independent manufacturers requires us to maintain a higher level of working capital. In addition, reduced sales would have an even greater adverse impact on our profitability in light of the fixed costs needed to own or lease and operate our own factory.

Legislation relating to the importation of or decreasing or increasing the cost of textiles and apparel produced abroad could adversely affect our business and financial condition.

Effective January 1, 2005, the United States (“US”) has discontinued textile import quotas affecting the products sourced by us. As a result, the US total imports in 2005 from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The US has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. Notwithstanding the safeguard program, our results of operations for products manufactured in Guatemala have been adversely affected for the year 2005 and we anticipate that our results of operations for products manufactured in Guatemala will continue to be adversely affected for the year 2006.

The Central American countries, which include Guatemala, and the US, have negotiated a Central America Free Trade Agreement (“CAFTA”). CAFTA, which was signed by US on August 2, 2005, will allow the US duty free imports from Guatemala if the woven fabric is manufactured using US yarn. After the Republic of Guatemala ratifies this Agreement, we anticipate that, over time, CAFTA may make Guatemala more competitive with imports from China in the categories manufactured by us in Guatemala.

We have expanded our business through acquisitions that could result in diversion of resources and extra expenses. This could disrupt our business and adversely affect our financial condition.

Historically, we have pursued acquisitions to expand our business. Most recently, on July 31, 2005, we acquired Diversified Apparel’s branded and private label denim apparel business. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of any acquisition. As a result of the acquisition, we have substantial indebtedness which could decrease our flexibility to react to changing economic conditions. Two stockholders now control a majority of our outstanding Common Stock and thus control many decisions, including the election of directors and the sale of our Company.

The cyclical nature of the apparel industry and uncertainty over future economic prospects could have a material adverse effect on our results of operations.

The fashion apparel industry in which we operate is cyclical. Many factors affect the level of consumer spending in the industry, including, among others:

•	general business conditions;

•	interest rates;

•	the availability of consumer credit;

•	taxation; and

•	consumer confidence in future economic conditions.

Consumer purchases of discretionary items, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in the economies in which we sell our products, may adversely affect our sales.

In addition, various retailers, including some of our customers, have experienced financial difficulties during recent years, which has increased our risk of losing customers and increased the risk of extending credit to such retailers.

The seasonal nature of our business makes management more difficult, severely reduces cash flow and liquidity during parts of the year and could force us to curtail operations.

Our business is seasonal. Our greatest volume of shipments and sales occur from late spring through the summer, which coincides with our second and third fiscal quarters. Historically, our cash flow is strongest in the third and fourth fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year. We are likely to experience periods of negative cash flow throughout each year and a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available. We cannot assure you that the effects of such seasonality will diminish in the future.

If we lose the services of our key personnel, our business will be harmed.

Our future success depends on Bernard Manuel, Chairman of the Board and Chief Executive Officer and other key personnel. The loss of the services of Mr. Manuel and any negative market or industry perception arising from the loss of his services could have a material adverse effect on us and the price of our shares. Our continued success is also dependent upon our ability to attract and retain qualified employees to support our future growth.

We face intense competition in the worldwide apparel industry.

We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel producers. We do not currently hold a dominant competitive position in any market, including the private label apparel market, which is highly fragmented. We compete with competitors such as Kellwood, Jones Apparel Group, and VF Corp. primarily on the basis of:

•	anticipating and responding to changing consumer demands in a timely manner,

•	maintaining favorable brand recognition,

•	developing innovative, high-quality products in sizes, colors and styles that appeal to customers,

•	appropriately pricing products,

•	providing strong and effective marketing support,

•	creating an acceptable value proposition for retail customers,

•	ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers, and

•	obtaining sufficient retail floor space and effective presentation of our products at retail.

In addition, we face competition from our own customers, who have their own internal product development and sourcing capabilities. We believe that many of our customers who have the know-how and internal resources to develop and source directly a portion of their requirements constitute our major competition.

Most of our competitors are larger in size and have greater resources than we do, and there can be no assurance that we will be successful in competing with them in the future.

Our business could be negatively impacted by the financial instability or consolidation of our customers.

Our customers are retailers located in the United States. Financial difficulties of a customer could cause us to curtail business with that customer. Our receivables are factored without recourse.

Furthermore, in recent years, the retail industry has experienced consolidation and other ownership changes. Some of our customers have operated under the protection of the federal bankruptcy laws. While to date these changes in the retail industry have not had a material adverse effect on our business or financial condition, our business could be materially affected by these changes in the future.

We are currently dependent on supply and distribution agreements with Diversified Apparel and its related entities for a substantial portion of our supply, distribution and back office capabilities.

In connection with our acquisition of the Acquired Business, we entered into a Supply and a Distribution Agreement for a two-year period starting July 31, 2005 with Diversified Apparel and its affiliated entities which we collectively refer to as Diversified Apparel.

Under the terms of the Supply Agreement, Diversified Apparel will manufacture and supply us with our entire requirements of branded and private label denim apparel products. Although Diversified Apparel is obligated to deliver denim products ordered by us under the Supply Agreement, we have no obligation to source denim products from AZT.

Under the terms of the Distribution Agreement, Diversified Apparel will provide us with specified distribution and back office operations services. In addition, Diversified is our vendor for all Far East finished goods purchases.

The loss of our Supply and our Distribution Agreements with Diversified Apparel could adversely affect our current supply responsibilities.

Our trademark and other intellectual property rights may not be adequately protected outside of the United States.

We believe that our trademarks, whether licensed to or owned by us, and other proprietary rights will be important to our success and our competitive position in the branded market. We may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot assure that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. In addition, enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, which could make it easier for competitors to capture market share. Furthermore, our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. If we are unsuccessful in protecting and enforcing our intellectual property rights, continued sales of such competing products by third parties could harm our brand and adversely impact our business, financial condition and results of operations.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt. At January 31, 2006, after giving effect to our acquisition of the Acquired Business from Diversified Apparel, we had indebtedness of $40 million and during the year 2005 we have received advances from our factor of approximately 90% of our factored receivables or $49.6 million. Our level of indebtedness could have important consequences to us, including the following:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for our operations and future business opportunities;

•	we may need a substantial portion of our authorized common shares to convert for the purpose of making principal and interest payments on our indebtedness, reducing the shares that would otherwise be available for financing our future business opportunities and potentially diluting our common stock;

•	our debt level may make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally; and

•	our debt level may limit our flexibility in responding to changing business and economic conditions.

In addition, any indebtedness we incur will be subject and subordinated to our obligations to Milberg Factors and the Secured Subordinated Promissory Note (“Note”).

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance and cash flows, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results and cash flows are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms, or at all. In addition, our obligations under the factoring agreement with Milberg Factors and our obligations under the Note are secured by substantially all our assets and if we are unable to repay our indebtedness, the lenders could seek to foreclose on such assets.

If new debt is added to our current debt levels, the related risks that we now face could intensify.

We are subject to risks associated with war and terrorist activities.

Terrorism, or the threat of terrorism, may have an impact on the general economy, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise.

Earthquakes or other events outside of our control may damage our facilities or the facilities of third parties on which we depend.

Our warehouse facility is located in California near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disaster could disrupt our operations. Additionally, the loss of electric power, such as the temporary loss of power caused by power shortages in the grid servicing our warehouse facility, could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any facilities of our suppliers or customers are affected by earthquakes, power shortages, floods, hurricanes (monsoons), terrorism or other events outside of our control, our business could suffer.

Risk Factors Related to Ownership of Our Common Stock

A small number of shareholders are in a position to substantially control matters requiring a stockholder vote.

As reflected in the Schedule 13D/A filed January 6, 2006, of the 11,973,571 shares of Common Stock outstanding as of that date, (i) Mr. Guez directly owns 3,426,420 shares, (ii) 4,428,571 shares are held by Diversified Apparel Resources, LLC, of which Mr. Guez is a 32.2% owner and the manager and, as such, may be deemed to beneficially own the shares owned by Diversified Apparel, (iii) 1,570,915 shares are held by the Guez Living Trust dated December 6, 1996 (“Guez Living Trust”), of which Mr. Guez is co-trustee and co-beneficiary and, as such, Mr. Guez may be deemed to be the beneficial owner of the shares owned by the trust, (iv) 1,379,225 shares are owned by 215 GZ Partners which is 100% owned by Guez Living Trust, and accordingly Mr. Guez may be deemed to beneficially own the shares held by 215 GZ Partners, (v) 584,220 shares are owned by Griffin James Aron Irrevocable Trust dated January 1, 1996 (“Griffin Guez Trust”) of which Mr. Guez’s son is the sole beneficiary and Mr. Guez’s mother, Marguerite Ester Guez, is the trustee, and as such, Mr. Guez may be deemed to beneficially own the shares owned by Griffin Guez Trust, and (vi) 584,220 shares are owned by Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996 (“Stephan Guez Trust”) of which Mr. Guez’s son Stephen Guez is the trustee and sole beneficiary, and as such Mr. Guez may be deemed to beneficially own the shares owned by Stephan Guez Trust. Mr. Guez disclaims beneficial ownership of the securities held by Diversified Apparel and Guez Living Trust except to the extent of his pecuniary interest therein. Mr. Guez disclaims beneficial ownership of the securities held by Griffin Guez Trust and Stephan Guez Trust. In the aggregate, Mr. Guez controls approximately 11,973,571 shares of our common stock, which constitutes approximately 49% of our outstanding common stock Accordingly, Mr. Guez and Diversified Apparel effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets.

In addition, Mr. Manuel owns 4,946,975 shares of our common stock, which constitutes approximately 20% of our outstanding common stock. Our certificate of incorporation, as amended, prohibits any stockholder from acquiring more than 5% of our outstanding common stock without the prior approval of our Board of Directors.

Our incorporation documents and Delaware law have provisions that could delay or prevent a change in control of our company, which could negatively affect your investment.

In addition to Diversified Apparel and Mr. Guez together beneficially owning approximately 49% of our common stock as of January 31, 2006, our certificate of incorporation and bylaws and Delaware law contain provisions that could delay or prevent a change in control of our company that stockholders may consider favorable. Some of these provisions:

•	limit the persons who can call special stockholder meetings;

•	require the approval of our Board of Directors for specified transfers of our capital stock;

•	require the approval of our Board of Directors for any person to acquire more than five percent of our common stock; and

•	authorize the issuance of up to 1,000,000 shares of preferred stock that can be created and issued by our board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock.

These and other provisions in our incorporation documents and Delaware law could allow our Board of Directors to affect your rights as a stockholder by making it more difficult for stockholders to replace Board members or take control of us. Because our Board of Directors is responsible for appointing members of our management team, these provisions could in turn affect any attempt to replace the current management team. In addition, these provisions could deprive our stockholders of opportunities to realize a premium on the shares of common stock owned by them.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2004 and January 31, 2006, the market price of our common stock has ranged from a low of $0.25 to a high of $6.74 per share. On April 21, 2006, the last reported sale price of our common stock on the NASDAQ National Market was $3.69. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

•	fluctuations in our quarterly revenues or those of our competitors as a result of seasonality or other factors;

•	a shortfall in revenues or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	announcements concerning our competitors;

•	changes in product pricing policies by our competitors or our customers;

•	general conditions in our industry; and

•	general conditions in the securities markets.

ITEM 2. PROPERTIES

Our executive and general offices are located at 11 West 42nd Street, New York, New York. We rent 7,435 square feet pursuant to a lease that expires on October 31, 2008.

We lease showroom space at 215 West 40th Street, New York, New York under three operating leases: the first lease for 2,500 square feet expired on February 28, 2006 and was not renewed, the second lease for 2,500 square feet expires on February 28, 2007, and the third lease for 4,500 square feet expires on October 31, 2008.

We own a manufacturing facility in Guatemala with approximately 100,000 square feet that we believe is well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In 2005, we were informed that the Securities and Exchange Commission (the “Commission”) had commenced an informal investigation with respect to certain trading in our Common Stock during the period preceding the April 19, 2005 announcement that we had entered into preliminary discussions to acquire the branded and private label denim clothing supply business of Commerce Clothing Company, LLC (which, after the closing of the acquisition, changed its name to, and conducts its non-acquired businesses under the name, Diversified Apparel Resources, LLC). We are cooperating with the Commission’s informal investigation and responding to the Commission’s requests. One of our executive officers and two of our directors has voluntarily testified to the Commission staff. In March 2006, we received notice that the Commission had commenced a formal, nonpublic investigation with respect to certain trading in our Common Stock during the period preceding the April 19, 2005 announcement that we had entered into preliminary discussions to acquire the branded and private label denim clothing supply business of Commerce Clothing Company LLC (which, after the closing of the acquisition, changed its name to, and conducts its non-acquired businesses under the name, Diversified Apparel Resources, LLC). We intend to continue to cooperate with the Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on January 20, 2006, three proposals were voted upon by our stockholders. A description of each proposal and a tabulation of the votes for each of the proposals follow:

1. To elect four directors to hold office until the next annual meeting of stockholders or until their successors are elected and qualified. All four nominees were elected:

	For Nominee	Authority Withheld from Nominees
James G. Groninger	15,522,600	8,600
Michel Collet	15,522,600	8,600
Bernard Manuel	15,522,600	8,600
Guy Kinberg	15,519,800	11,400

2. To approve the amendment of our Restated Certificate of Incorporation to increase the number of shares of Common Stock that we are authorized to issue from 25,000,000 to 100,000,000 shares. The amendment was approved:

For	Against	Abstentions and Broker Non-Votes
15,513,326	9,374	8,500

3. To approve our 2006 Incentive Plan. The Plan was approved:

For	Against	Abstentions and Broker Non-Votes
15,519,600	11,600	0

PART II

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2005, we issued 10,500,000 shares of our unregistered common stock to Diversified Apparel in connection with the acquisition of the denim business. The securities were issued in a private placement to an accredited investor. On January 3, 2006, we issued 1,428,571 shares of our unregistered common stock to Diversified Apparel in the conversion of aggregate principal in the amount of $7,500,000 of debt owed to Diversified Apparel, and on January 20, 2006, we issued 60,000 shares of our unregistered common stock to three directors under the 2006 Incentive Plan.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Up to March 22, 2006, our Common Stock was quoted on the OTC Bulletin Board. Effective March 22, 2006, our Common Stock is quoted on The NASDAQ Capital Market under the symbol “CYDS”. The following table sets forth for the periods indicated the high and low reported sale prices per share for our Common Stock as reported by the OTC Bulletin Board.

	High	Low
Fiscal Year Ended January 29, 2005
First Quarter	$0.45	$0.30
Second Quarter	$0.35	$0.25
Third Quarter	$0.36	$0.25
Fourth Quarter	$0.40	$0.26

Fiscal Year Ended January 31, 2006
First Quarter	$5.84	$0.29
Second Quarter	$4.95	$2.52
Third Quarter	$4.83	$1.84
Fourth Quarter	$6.74	$4.13

The number of stockholders of record of Common Stock on April 15, 2006 was approximately 97. The closing sale price of our Common Stock on April 21, 2006 was $3.69 per share.

We have never declared or paid a cash dividend on our Common Stock. We anticipate that all future earnings will be retained for the development of our business. Accordingly, we do not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions.

Mr. Manuel, the Chairman of the Company, owns approximately 20% of the outstanding Common Stock.

Mr. Guez controls approximately 49% of the outstanding Common Stock and has a significant influence over, and may in fact control, the outcome of all matters submitted to a vote of stockholders.

On May 2, 2005, an employee exercised options to purchase 20,000 shares of our Common Stock. As the average exercise price $0.31 a share was equal to the market price per share on the date granted, no charge was recorded in connection with this issuance and subsequent exercise.

On July 31, 2005, we issued 10,500,000 shares as part of the purchase price for the acquisition of the assets used in the branded and private label denim apparel business from Diversified Apparel. The shares were valued at $3.09 a share. These securities were issued in a private placement to an accredited investor.

On January 3, 2006, we issued 1,428,600 shares of our Common Stock to a related party in a conversion of $7,500,000 of our senior subordinated notes payable. The shares were valued at $5.25 a share. These securities were issued in a private placement to an accredited investor.

On January 20, 2006, we filed an amended and restated certificate of incorporation to increase our aggregate authorized shares to 101,000,000 shares, including 100,000,000 authorized shares of $0.01 par value Common Stock and 1,000,000 authorized shares of Preferred Stock, par value of $0.01 per share.

On January 20, 2006, we issued 60,000 shares of restricted Common Stock to our non-employee directors, subject to vesting over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The shares were valued at $4.85 a share. The shares will also vest in full upon a Change in Control, as defined in the Plan, or upon the termination of the director’s service due to death or disability. In connection therewith, we recorded unearned compensatory stock for the $291,000 fair value of the shares, which is being amortized over the vesting period. During the year ended January 31, 2006, approximately $36,000 was amortized.

During January 2006, one of our directors exercised options to purchase 7,850 shares of Common Stock. As the average exercise price $0.73 a share was equal to the market price per share on the date granted, no charge was recorded in connection with this issuance and subsequent exercise.

We have filed a registration statement for 11,928,571 shares or 48.8% of the shares outstanding at January 31, 2006. and we are obligated to use our commercially reasonable efforts to have the registration statement to be declared effective by the Securities and Exchange Commission no later than May 31, 2006.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables summarize certain selected financial information that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company, which have been audited by our registered independent public accounting firm. The discontinued operation in 2001, 2002 and 2003, the acquisition in 2005, and the reversal of income tax accruals of $4,800,000 and $400,000 in 2002 and 2003, respectively, materially affect the comparability of the financial data reflected below.

	Fiscal Year (1)
	2001	2002	2003	2004	2005
	(In thousands except per share amounts)
Income Statement Data
Net sales	$28,249	$24,019	$27,082	$28,960	$58,453
Cost of goods sold	23,311	20,694	22,932	25,133	46,339

Gross profit	4,938	3,325	4,150	3,827	12,114
Selling, general and administrative (2)	3,930	3,313	3,411	3,246	11,174
Depreciation and amortization (3)	78	68	37	66	997
Reversal for impairment of Knit business assets (4)	(959)	—	—	—	—
Provision for restructuring	—	—	—	—	102

Income (loss) from continuing operations before interest, other expense and income taxes	1,889	(56)	702	515	(159)
Interest income	(34)	(24)	(16)	(14)	(22)
Interest expense, including amortization (5)	195	223	180	159	5,034
Other expense	—	—	—	26	175

Income (loss) from continuing operations before income taxes	1,728	(255)	538	344	(5,346)
Provision (benefit) for income taxes (6)	44	(4,750)	(374)	3	35

Income (loss) from continuing operations	1,684	4,495	912	341	(5,381)
(Loss) from discontinued operation, net (includes a (loss) gain on disposal of ($479) and $400 in 2003 and 2002 respectively) (7)	(1,905)	(2,410)	(528)	(28)	—

Net (loss) income	$(221)	$2,085	$384	$313	$(5,381)

Income (loss) per share-basic and diluted from continuing operations	$0.13	$0.36	$0.07	$0.03	$(0.30)
(Loss) per share-basic and diluted from discontinued operation	(0.15)	(0.19)	(0.04)	—	—

Net (loss) income per share-basic and diluted	$(0.02)	$0.17	$0.03	$0.03	$(0.30)

Weighted average shares outstanding:
Basic	12,438	12,438	12,438	12,438	17,861

Diluted	12,438	12,439	12,441	12,443	17,861

Balance Sheet Data (as of the end of year)

	Fiscal Year (1)
	2001	2002	2003	2004	2005
	(In thousands)
Cash	$2,558	$2,610	$3,345	$3,575	$977
Trade accounts receivable (8)	1,167	2,194	1,775	837	(374)
Inventories	2,350	1,939	2,206	2,707	4,489
Intangibles and goodwill	—	—	—	—	69,051
Total assets	15,537	9,818	9,529	9,160	75,708
Secured subordinate promissory note (9)	—	—	—	—	29,149
Stockholders’ equity	5,111	7,115	7,502	7,715	42,489

(1)	References to a year are to our fiscal year commencing in that calendar year and ending on the Saturday closest to January 31 of the following year. All years presented consist of 52 weeks, except for 2005, which consists of approximately 52 weeks and two days. We have never declared or paid cash dividends on our Common Stock. In 2006, we changed our fiscal year end to January 31.
(2)	The selling, general and administrative expense includes an impairment loss for the Guatemalan facilities of $282,000 (equipment) and $978,000 (facilities and equipment) in years 2002 and 2005, respectively.
(3)	For years 2001 through 2004, depreciation and amortization related to fixed assets and leaseholds only. In 2005, depreciation and amortization related to fixed assets and leaseholds amounted to approximately $101,000 and amortization of intangible assets amounted to approximately $896,000.
(4)	On November 15, 1999, we consummated the sale of our Israeli Knit business. The assets transferred to the buyer consisted of substantially all of the assets used by the Knit business in the manufacture of women’s knit clothing. We recorded an impairment of Knit business assets of $2,564,000 in 1998 and $1,625,000 in 1999. However, our actual expense was $3,230,000 and the excess $959,000 of the provision for impairment of Knits business assets was reversed in 2001.
(5)	The interest expense consists of interest on advances from factor of $454,000, interest on the secured subordinated promissory note of $1,120,000, non-cash interest associated with the amortization of debt discount on the secured subordinated promissory note of $3,349,000 and on the deferred purchase price of $111,000.
(6)	As the result of our settlement agreement with the U.S. Internal Revenue Service, we reversed a tax accrual of $4,800,000 established in connection with a potential deficiency on May 4, 2002. At January 31, 2004, we reversed a part of a tax audit reserve by $400,000 based on our knowledge of the status of the issues of the audit of a subsidiary located in Guatemala. We reversed a tax audit reserve of $12,000 and $11,000 respectively at January 29, 2005 and January 31, 2006 to reflect the results of local tax audits.
(7)	Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, we sold our Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As we did not receive the final payment of $433,000, we submitted our claim for this payment to arbitration. As the outcome of this arbitration is uncertain, our management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable. At January 31, 2006, the Company determined that the payment was unrecoverable and wrote off this receivable and the applicable reserve.

We agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, we recorded deferred income of $350,000 which we were amortizing to income over a five-year period. At January 31, 2004, as a result of the uncertainty of the arbitration with CIG, we discontinued the amortization of remaining deferred income of $309,000, and have reserved the corresponding net receivable of $309,000 and have written off the related deferred income.

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

(8)	The balances shown under the caption “trade accounts receivable” for 2004 represent amounts due from customers; the balances shown for years 2001, 2002, and 2003 represent amounts due from our factor for those years. The balance for 2005 represents trade receivables of $70,000 less due to factor of $444,000.
(9)	We recorded the fair value of the secured subordinated promissory note issued in connection with the acquisition at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the note will be amortized over its estimated useful life (7 years), using the interest method, with a corresponding charge to interest expense. We recorded the fair value of the deferred purchase price of $3,750,000 at $3,639,000, representing a discount of $111,000. The discount to the purchase price was amortized over its estimated useful life, ended January 31, 2006, using the interest method, with a corresponding charge to interest expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all references to a year are to our fiscal year commencing in that calendar year and ending on the Saturday closest to January 31 of the following year. Effective October 31, 2005, we changed from a thirteen-week quarterly reporting period to last day of month quarterly reporting period, with our fiscal year now ending on January 31 or each year. The change was made to conform to the quarterly accounting periods of other major apparel companies. The change will not have a material impact on our financial condition, results of operations, and cash flows. All of the periods discussed are 52 weeks, except 2005, which was 52 weeks and two days.

Overview

On July 31, 2005, we acquired from Diversified Apparel its business of designing, merchandising, and distributing of branded and private label denim apparel pursuant to an asset purchase agreement (“Acquired Business”).

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

•

agreed to pay to Diversified Apparel deferred purchase price payments totaling $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005. Although we were permitted to defer payment of the first through fifth installments of such monthly payments may be deferred for up to 180 days each, to the extent that our Board of Directors determined in its good faith sole discretion that any or all of such first through fifth installments of such monthly payments would adversely affect our business or financial condition, and we initially deferred the August payment. Our board of directors subsequently determined that payments of the August 2005 through the January 2006 installments would not adversely affect our business and financial condition and accordingly has made these payments to Diversified Apparel. We made the last of the seven required payments of $250,000 in February 2006.

We also entered into several related agreements, including a registration rights agreement, the secured subordinated promissory note, a supply agreement, a distribution agreement, a stock transfer restriction agreement and a restrictive covenant agreement. Also in connection with this acquisition, we entered into a factoring agreement with Milberg Factors, Inc. The supply and distribution arrangements govern purchases of Diversified Apparel products by us, as well as related advances for inventory purchases. The restrictive covenant agreement sets forth agreed upon non competition covenants between Mr. Guez and us. The Registration Rights Agreement required us to use reasonable commercial efforts to register securities issued as a part of the acquisition price for the Acquired Business within a specified time frame. Notes 1 and 12 to the Consolidated Financial Statements provide detailed explanations of each these agreements.

As the result of our acquisition, we are now a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, causal and career apparel with sales to retailers located in the United States. Our major customers include New York & Company, Inc. (“NY&C”), JCPenney and Kohl’s. As a private label manufacturer, we produce apparel upon orders from our customers for sale under the customers’ own labels, rather than producing our own inventory of apparel for sale under a brand name. Our branded products are sold under the names “Hippie, “Hint Jeans” and “Voyou”.

Historically, our highest shipments are in our second quarter and third quarter, with lower sales in the fourth and first quarter.

A manufacturer of private label apparel is characterized by high volume sales to a small number of customers at competitive prices. Although private label gross margins are lower than the gross margins in the brand name apparel industry, collection and markdown costs are typically commensurably lower, and inventory turns are generally higher. Inventory risks are also generally reduced because the purchasing of fabric and other supplies begins only after purchase commitments have been obtained from customers. We believe that retailers, including our customers, are increasingly sourcing private label products themselves rather than utilizing outside vendors like us.

We manufacture our non-denim private label garments at our facilities in Guatemala or through third party manufacturers. Our branded and private label denim products are manufactured by AZT International S. de R.L. de C.V., an affiliate of Diversified Apparel, or through third party manufacturers.

We historically have been dependent on one or more key customers. A significant portion of our sales has been to NY&C. Sales to NY&C accounted for approximately 32%, 82% and 91% respectively, of our net sales from continuing operations for the years 2005, 2004, and 2003, respectively. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2004 fiscal year, our sales to NY&C would have accounted for approximately 19% and 49% respectively of our net sales from continuing operations for the years 2005 and 2004.

Although we have long-established relationships with our key customers, NY&C and, through our acquisition of Diversified Apparel’s business, JCPenney and Kohl’s, we do not have long-term contracts with these customers, Our future success will be dependent upon our ability to attract new customers and to maintain our relationships with our present customers. We continue to strive to maintain our positive working relationships with our customers by providing on-time deliveries of quality products.

We cannot assure you that our major customers-NY&C, JCPenney or Kohl’s-will continue to purchase merchandise from us at the same rate as they have historically purchased merchandise from us or Diversified Apparel, respectively, or at all in the future, or that we will be able to attract new customers. In addition, our major customers have the ability to exert significant control over our business decisions, including prices.

Effective January 1, 2005, the United States (“US”) discontinued textile import quotas affecting the products sourced by us. As a result, the US total imports in 2005 from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The US has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. Notwithstanding the safeguard program, our results of operations for products manufactured in Guatemala have been adversely affected for the year 2005 and we anticipate that our results of operations for products manufactured in Guatemala will continue to be adversely affected for the year 2006. The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan facility.

The Central American countries, which include Guatemala, and the US, have negotiated a Central America Free Trade Agreement (“CAFTA”). CAFTA, which was signed by US on August 2, 2005, will allow the US duty free imports from Guatemala if the woven fabric is manufactured using US yarn. After the Republic of Guatemala ratifies this Agreement, we anticipate that, over time, CAFTA may make Guatemala more competitive with imports from China in the categories manufactured by us in Guatemala.

We have in the past incurred costs in restructuring our operations due to loss of customers. We are continuing to review our existing business operations and could incur additional costs in the future associated with the further restructuring of our operations.

The apparel industry is highly competitive and historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This could have a material adverse effect on our business. Retailers, including our customers are increasingly sourcing private label products themselves rather than utilizing outside vendors like us.

In March 2006, we were informed that the Securities and Exchange Commission (the “Commission”) had commenced a nonpublic formal investigation in December 2005 with respect to certain trading in our Common Stock during the period preceding the April 19, 2005 announcement that we had entered into preliminary discussions to acquire the branded and private label denim clothing supply business of Commerce Clothing Company, LLC (which, after the closing of the acquisition, changed its name to, and conducts its non-acquired businesses under the name Diversified Apparel Resources, LLC). We have cooperated with the Commission’s investigation, which began as an informal investigation, and have responded to the Commission’s requests. One of our executive officers and both of our directors have voluntarily testified to the Commission staff when the investigation was in the informal stage. Although we believe that the resolution of this matter will not have a material adverse effect on us, there can be no assurance as to the outcome of the Commission’s informal investigation. We intend to continue to cooperate with the Commission.

Disposition of a Company

The operating results of a business sold in 2002 have been excluded from the results from continuing operations and is classified as a discontinued operation for the years 2004 and 2003 in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable, Due from Factor and Allowance for Customer Chargebacks and Trade Discounts

Substantially all of our accounts receivable are factored without recourse. We estimate the allowances for customer chargebacks and trade discounts to be applied against our respective non-recourse factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of January 31, 2006, we had reserved approximately $1,962,000 for allowances for customer chargebacks and trade discounts. A change in this estimate could result in the need to record additional reserves.

Marketable Securities

Our marketable securities are comprised of public company securities at January 31, 2006 and January 29, 2005. All investments are classified as available for sale and are recorded at market, using the specific identification method. Realized and unrealized recognized gains and losses are reflected in other income and expense while unrealized gains are included as a separate component of stockholders’ equity. A change in our determination of the permanent portion of losses on marketable securities could result in additional expense charged to operations.

Inventories

We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels. In addition, we review the amount of goods for which we have purchase commitments to determine what we will not be able to sell in the normal course of business and record the anticipated loss on these goods based on the recovery value of the goods expected to be realized through off-price channels. A change in this estimate could result in the need to record additional reserves.

Income Taxes

We estimate the amounts of additional income taxes that may be assessed by the various taxing authorities upon audit of our filed tax returns based upon our knowledge of the cases and upon the advice of our tax counsel. A change in the estimated additional liability for income taxes could result in a higher provision for income taxes.

We estimate the valuation allowance against our deferred tax asset. We have recorded a valuation allowance against the entire deferred tax asset due to our history of losses and near break-even results. However, should we conclude that utilization of deferred tax assets is more likely than not, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance.

Contingencies

We account for contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS no. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires management to use judgment. Many of these legal and tax contingencies can take years to be resolved. Management believes that the accruals we have made for these matters are adequate. Should events or circumstances change, we could have to record additional accruals.

Depreciation and Amortization

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

Impairment of Long-Lived Assets and Goodwill

Long-lived assets consist of property and equipment, intangible assets, and goodwill. Intangible assets are comprised of trademarks, costs to create product lines, and the value of existing purchase orders acquired in the acquisition of Diversified Apparel. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•	Significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we record an impairment charge. We measure any goodwill impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Amortization of Discounts on Secured Subordinated Promissory Note and on Deferred Purchase Price

We recorded the fair value of the secured subordinated promissory note issued in connection with the acquisition at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the note will be amortized to interest expense over the term of the loan. We recorded the fair value of the deferred purchase price of $3,750,000 at $3,639,000, representing a discount of $111,000. The discount to the purchase price was amortized to interest expense over its estimated useful life, ended January 31, 2006.

The note discounts of $14,200,000 and $111,000 reduced the excess purchase price paid for the Acquired Business.

Should events or circumstances change, we could have to record additional amortization of the note discount or the deferred purchase price.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $1,962,000, zero, and $5,000 at January 31, 2006, January 29, 2005, and January 31, 2004, respectively. The significant increase in reserves in 2005 was due to the Acquired Business, which has a dilution range of 6% to 8% on allowances for chargebacks and trade discounts to be taken in subsequent year that were related to the prior fiscal year. Should events or circumstances change, we could have to record additional accruals for increased reserves.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by U.S. generally accepted accounting principles.

If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.

Results of Operations

The following table is derived from the Company’s consolidated statements of operations for continuing operations and expresses for the periods indicated certain data as a percentage of net sales.

	Year
	2005	2004	2003
Net Sales	100.0%	100.0%	100.0%

Gross profit	20.7	13.2	15.3
Selling, general and administrative expenses	19.1	11.2	12.6
Depreciation and amortization	1.7	0.2	0.1
Provision for restructuring	0.1	—	—

(Loss) income from continuing operations before interest, other expense and income taxes	(0.2)	1.8	2.6
Interest expense	8.6	0.5	0.6
Other expense	0.3	0.1	—
Provision (benefit) for income taxes	0.1	—	(1.4)

Income from continuing operations	(9.2)%	1.2%	3.4%

2005 compared to 2004

Acquisition of Company

On July 31, 2005, we acquired the assets used in the branded and private label denim apparel business, which we refer to as the Acquired Business, of Commerce Clothing (which was later renamed Diversified Apparel Resources, LLC), a privately-held company principally owned by Mr. Guez, Diversified Apparel’s managing member and Chief Executive Officer, pursuant to an asset purchase agreement. We accounted for this transaction as a purchase. In connection with this transaction, Mr. Guez became our principal stockholder.

Net Sales

Net sales from continuing operations for the year 2005 were $58,453,000 an increase of $29,493,000 or 102%, from net sales of $28,960,000 from continuing operations for the year 2004.

The increase in sales for the year 2005 compared to year 2004 of $29,493,000 was attributable to sales of $38,366,000 from the Acquired Business, decreased sales to New York & Company (“NY&C”) of $4,989,000 or 21%, decreased sales to Jordache Enterprises of $4,184,000 and increased sales to other customers of $300,000.

The decrease in the programs offered by NY&C to us for the year 2005 compared to the year 2004 was a direct result of NY&C placing orders in China and other countries in the Far East. We believe that NY&C will substantially reduce the number of programs offered to us in the year 2006, as NY&C opts to place orders in China and other countries in the Far East. Jordache Enterprises is no longer our customer.

Sales to NY&C, JCPenney and Kohl’s accounted for approximately 32%, 21%, and 18%, respectively, of our net sales for the year 2005. On a pro forma basis, giving effect to the acquisition of the denim business as if such acquisition had been consummated on January 29, 2005, sales to NY&C, JCPenney and Kohl’s accounted for approximately 19%, 12% and 10%, respectively, of our pro forma net sales for the year 2005. On a pro forma basis, sales to NY&C, JCPenney and Kohl’s accounted for approximately 49%, 22%, and 5%, respectively, of our pro forma net sales for the year 2004.

At January 31, 2006 we had unfilled confirmed customer orders of $23,029,000 compared to $4,800,000 at January 29, 2005. In general, the amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customers’ demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Acquired Business has a dilution range of 6% to 8% for allowance for chargebacks and trade discounts to be taken in subsequent year that were related to the prior fiscal year.

Gross Profit

The gross profit for the year 2005 was $12,114,000 or 20.7% of net sales, an increase of $8,287,000 or 217% from the gross profit of $3,827,000 or 13.2% of net sales for the year 2004.

The increase in gross profit for the year 2005 compared to the year of 2004 of $8,287,000 was attributable to the gross profit of $9,911,000 from the Acquired Business, which provided an aggregate 25.8% gross margin (less estimated reserves of 8%) on sales of its products, decreased gross profit of $1,448,000 from NY&C which had 10.1% and 14.1% gross margin on NY&C sales for the years 2005 and 2004, respectively, decreased gross profit of $396,000 on Jordache, a discontinued customer and increased gross profit of $220,000 from the sale of seconds, mostly in the first quarter of 2005.

The decrease in the NY&C gross profit of $1,448,000 for the year 2005 compared to the year 2004 were caused by lower gross margins in 2005 compared to 2004 and by lower sales in 2005 compared to 2004. Both of these decreases are attributable to competition of imports from China and other countries in the Far East.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the year 2005 were $11,174,000, an increase of $7,928,000 or 244% from $3,246,000 for the year 2004.

The increase in SG&A expenses for the year 2005 compared to year 2004 of $7,928,000 was attributable to the operating SG&A expenses of $6,731,000 from the Acquired Business, legal fees relating to the NASDAQ National Market and the SEC informal investigation of $321,000, increased audit fees of $119,000, increased legal fees of $128,000 which are related to the formation of the 2006 Incentive Plan and to an increase in regulatory filings, severance costs of $308,000 caused by the combination of the functions with the Acquired Business, the increase in cost of the board of directors of $101,000 and the impairment charge of $978,000 against the assets located in our Guatemalan manufacturing facilities. The aggregate increases of $8,686,000 from these categories were offset by reduction of $646,000 which resulted from our reduction of payroll associated with the NY&C operations, reduction in our sales commissions, our rent and rent related expenses and the discontinuance of our knit operation. In addition, we benefited from the reversal of certain accruals no longer required amounting to $112,000.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $101,000 and $66,000, respectively, for the year 2005 and the year 2004. Amortization of intangible assets, which resulted from the acquisition of the Acquired Business, was $896,000 for the year 2005. There was no amortization of intangible assets for year 2004.

The depreciation on furniture, fixtures and leasehold improvements shown above excludes the depreciation on equipment located in our Guatemalan manufacturing facility. This depreciation expense of $191,000 and $264,000 for year 2005 and 2004 respectively, is recorded in cost of goods sold.

Provision for Restructuring

The provision for restructuring of $102,000 recorded in year 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan manufacturing facility. On January 1, 2005, the United States discontinued its textile import quotas. As a result, our customers have been able to secure some of their products previously purchased from us from China and other countries in the Far East at a lower price.

Interest Expense

Interest expense for 2005 includes interest paid to factor on its advances to us, interest on the secured subordinated promissory note (“Note”), the amortization of the discount on the Note, and the amortization of the deferred purchase price.

Interest expense for 2004 includes factor fees, factor early termination fees and the amortization of the deferred financing cost.

Interest expense for the year 2005 was approximately $5,034,000, an increase of $4,875,000 from $159,000 from the year 2004. The increase in interest expense is attributable to higher usage of advances from factor in 2005 than 2004, interest on the Note, the amortization of the discount on the Note, and the amortization of the deferred purchase price.

We recorded the fair value of the secured subordinated promissory note issued in connection with the acquisition at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the note will be amortized to interest expense over the term of the loan. We recorded the fair value of the deferred purchase price of $3,750,000 at $3,639,000, representing a discount of $111,000. The discount to the purchase price was amortized to interest expense over its estimated useful life, ended January 31, 2006. During the year ended January 31, 2006, approximately $3,460,000 of amortization was recorded in interest expense.

Other Expense

Other expense for the year 2005 consists of $175,000 of unrealized losses on marketable securities due to a permanent impairment of the value of the securities.

Other expense for the year 2004 of $26,000 represents a loss on expired warrants issued by a third party for the purchase of its common stock.

Provision for Income Taxes

The provision for income taxes for the year 2005 was $35,000 as compared to an income tax benefit of $3,000 in the year 2004. The provision for 2005 was comprised of $46,000 of state and local income taxes, which was offset by a reversal of $11,000 of a prior year local tax provision, leaving a net provision for 2005 of $35,000. The 2004 provision was comprised of $15,000 of state and local income taxes, which was offset by a reversal of $12,000 of a prior year local tax provision, leaving a net provision for year 2004 of $3,000. In 2004, the Company settled a local tax audit. As a result of this settlement, the Company has reversed an excess tax accrual of $12,000 established in prior years in connection with this audit. The effective tax rate was less than 1% and 1% for the years ended January 31, 2006 and January 29, 2005, respectively. These amounts differ from the federal statutory rate of 34% and the effective rate for state and local taxes of 6% (total rate 40%) due to United States operating losses and foreign tax-free operations for the years ended January 31, 2006 and January 29, 2005.

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

The increase in sales for the year 2004 compared to the year 2003 resulted from an increase in sales to Jordache Enterprises of $1,988,000, and an increase in sales to other customers of $793,000 partially offset by a decrease in sales to New York and Company, Inc. (“NY&C”) of $903,000.

The increase in sales to Jordache Enterprises for the year 2004 compared to year 2003 was the result of the number and size of the programs that Jordache purchased from us. Jordache Enterprises is no longer our customer.

The decrease in sales to NY&C for the year 2004 compared to the year 2003 was the result of the number and size of the programs that NY&C purchased from us.

NY&C and Jordache accounted for 82% and 14%, respectively, of our net sales for the year 2004 and 91% and 8%, respectively, of our net sales for the year 2003.

At January 29, 2005 we had unfilled confirmed customer orders of $4,800,000 compared to $4,600,000 at January 31, 2004. In general, the amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customers’ demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. Our experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

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

Interest Expense

Interest expense includes factor fees and the amortization of the deferred financing cost. Interest expense for the year 2004 was $159,000, a decrease of $21,000 from $180,000 from the year 2003. The decrease in interest expense is attributable to lower usage of factor fees in 2004 than 2003.

Other Expense

Other expense for the year 2004 of $26,000 represents a loss on expired warrants issued by a third party for the purchase of its common stock.

Provision (Benefit) for Income Taxes

The provision for income taxes for the year 2004 was $3,000 as compared to an income tax benefit of $374,000 in the year 2003. The 2004 provision was comprised of $15,000 of state and local income taxes which was offset by a reversal of $12,000 of a prior year local tax provision, leaving a net provision for year 2004 of $3,000. In 2004, we settled a local tax audit. As a result of this settlement, we reversed an excess tax accrual of $12,000 established in prior years in connection with this audit.

The 2003 provision was comprised of $15,000 of state and local income taxes and $11,000 of foreign income tax for a total gross provision of $26,000 which was offset by a reversal of $400,000 of a prior year tax provision for Guatemalan tax, leaving a net benefit for the year 2003 of $374,000.

Since 2001, the Guatemalan Internal Revenue Service has been conducting an audit of the Guatemalan tax returns filed by JMB Internacional, S.A., our 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. At January 31, 2004, based upon its knowledge of the status of the issues of the audit, we have decreased our original tax reserve for this audit by $400,000 and have shown this reduction as benefit for income taxes on the consolidated statement of operations for 2003.

Discontinued Operation

The sale of the Jordanian business in 2002 and its related operating results have been excluded from the results from continuing operations and are classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. The discontinued operation expense of $28,000 in the year 2004 represents professional fees incurred in connection with our arbitration case against Century Investment Group (“CIG”) for the collection of our receivable from CIG of $433,000.

Pro forma statement of operations

The condensed combined pro forma statement of operations (unaudited) for the twelve months ended January 31, 2006 and for the twelve months ended January 29, 2005 have been prepared in accordance with U.S. generally accepted accounting principles to give effect to the July 31, 2005 acquisition of the Acquired Business as if the transaction occurred on February 1, 2004, the first day of the fiscal year. The condensed combined pro forma statement of operations combines the results of our operations and Diversified Apparel for the twelve months ended January 31, 2006 and the twelve months ended January 29, 2005. Pro forma adjustments include interest expense, amortization of discount on the secured subordinated promissory note and on the deferred purchase (both discounts shown as interest expense), amortization of intangibles, adjustment of historical distribution costs to the contractual cost as defined in the Distribution Agreement that became effective on July 31, 2005, the adjustment of the historical gross profit to the contractual gross profit as defined in the amended Supply Agreement that became effective on July 31, 2005, and the recording of the expense under the Restrictive Covenant agreement with Mr. Guez.

The allocation of the excess of the purchase price made to intangibles and other long-lived assets consists of: (i) trademarks for $1,890,000 to be amortized over 5 years, (ii) cost to create product lines for $930,000 to be amortized over 3 years and (iii) value of existing purchase orders for $550,000 to be amortized over 3 months and (iv) other long-lived assets of $168,000. The total amortization for the year ended January 31, 2006 was $896,000. Under the purchase method of accounting, the excess purchase price, including transaction costs, over the fair value of the intangible and other long-lived assets acquired was $66,576,000.

We recorded the fair value of the secured subordinated promissory note issued in connection with the acquisition at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the note will be amortized to interest expense over the term of the loan. We recorded the fair value of the deferred purchase price of $3,750,000 at $3,639,000, representing a discount of $111,000. The discount to the purchase price was amortized to interest expense over its estimated useful life, ended January 31, 2006.

The condensed pro forma financial statements are prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of acquired business been consummated as of the dates specified above. Diversified Apparel’s first shipments were in June 2004.

	Year Ended
	Pro forma January 31, 2006	Pro forma January 29, 2005
	(In thousands, except per share amounts)
Net sales	$98,852	$48,633
Cost of goods sold	75,016	39,936

Gross profit	23,836	8,697
Selling, general, and administrative expenses	16,539	6,775
Depreciation and amortization	1,360	767
Provision for restructuring	102	—

(Loss) income from continuing operations before interest and income taxes	5,835	1,155
Interest expense, net	7,854	5,318
Other expense	175	26

(Loss) income from continuing operations before income taxes	(2,194)	(4,189)
Provision for income taxes	36	16

(Loss) income from continuing operations	(2,230)	(4,205)
(Loss) from discontinued operation	—	(28)

Net (loss) income	$(2,230)	$(4,233)

(Loss) income per share-basic and diluted from continuing operations	$(0.13)	$(0.18)
(Loss) per share-basic and diluted from discontinued operation	—	—

Net (loss) income per share-basic and diluted	$(0.13)	$(0.18)
Weighted average common shares outstanding:
Basic	17,861	22,938
Diluted	17,861	22,938

Pro forma non-GAAP financial measures

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

	Year Ended
	Pro forma January 31, 2006	Pro forma January 29, 2005
	(In thousands)
Reconciliation of EDITDA to net (loss)
Net (loss)	$(2,230)	$(4,233)
Depreciation, amortization and impairment of fixed assets	2,338	1,018
Interest expense	7,854	5,318
Provision for income taxes	36	16

EBITDA	$7,998	$2,119

Liquidity and Capital Resources

Net cash provided by our operating activities for the year 2005 was $3,263,000. The components of cash provided by operating activities totaling $5,083,000 are (i) a decrease in trade receivables of $767,000, (ii) an increase in due to related parties of $300,000, (iii) an increase in accounts payable of $1,162,000 (iv) an increase in accrued expenses and income taxes payable of $447,000 and (v) our net income of $2,407,000, which is net of depreciation of $292,000, amortization of intangible assets of $896,000, loss on impairment of long-lived assets of $978,000, amortization of debt discount of $3,460,000, allowance for customer chargebacks and trade discounts of $1,962,000, unrealized loss on marketable securities of $175,000 and all other of $25,000. The cash provided by operations was partially offset by cash used in operations totaling $1,820,000, consisting of (a) an increase in inventories of $1,782,000 and (b) an increase in other receivables and other assets of $38,000.

Net cash used in operating activities for the year 2004 from the discontinued operation was $28,000. Net cash provided by operating activities in 2004 from continuing operations was $550,000. The components of cash provided by continuing operations totaling $1,633,000,000 were (i) a decrease in trade accounts receivable and other assets of $948,000 and (ii) net income from continuing operations of $685,000. The cash provided by continuing operations was partially offset by the use of funds in operations of $1,083,000. The components of cash used in operations were (a) an increase in inventories of $501,000, (b) an increase in other receivables of $12,000, (c) a decrease in accounts payable of $261,000 and (d) a decrease in accrued expenses and income taxes payable of $309,000.

Cash used in investing activities in 2005 of $4,357,000 consisted of expenditures incurred in connection with the purchase of the acquired business of $4,199,000, the purchase of sewing machines for $32,000, the purchase of computers for $30,000 and leasehold improvements of $96,000.

Cash used in investing activities in 2004 was $292,000. The cash used by investing activities consisted of the purchase of sewing machines and other equipment for the Guatemalan facility in the amount of $95,000, the purchase of computer equipment for the New York office in the amount of $31,000, and leasehold improvements for the New York office of $166,000.

The financing activities in the year of 2005 consisted of the issuance of common stock for $14,000 from the exercise of stock options, advances from factor of $49.5 million and repayments to factor of $50.1 million. There were no financing activities in the year of 2004.

At January 31, 2006 and at January 29, 2005, working capital was $1,066,000 and $6,003,000, respectively. The decrease in working capital of $4,937,000 was mainly attributable to the cash consideration paid in connection with our acquisition of the Acquired Business, the current portion of our related party long-term note payable, the increase in accounts payable and accrued expenses and the interest payable on both of our long term and short-term note payable, such note payable being issued as partial consideration for our acquisition. Approximately $1,849,000 of the working capital decrease is attributable to note and interest payments due in October 2006. Our major supplier, Diversified Apparel, an affiliate of Mr. Guez, has granted us extended payment terms through the period ending January 31, 2007. The details of the extended payment terms are described under the caption, “Off-Balance Sheet Arrangements”.

In connection with our acquisition from Diversified Apparel on July 31, 2005, we paid $2 million in cash to Diversified Apparel at the Closing and agreed to pay to Diversified Apparel $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005; provided that, the first through fifth installments of such monthly payments may be deferred for up to 180 days each, to the extent that our board of directors determines in its good faith sole discretion that any or all of such first through fifth installments of such monthly payments will adversely affect the business or our financial condition. Our board of directors has determined that the payment of the August through January installments will not adversely affect our business and financial condition and accordingly has made these payments to Diversified Apparel. The board made this decision based on many factors including the amendments to our supply agreement and our distribution agreement with Diversified Apparel that gave us extended inventory payment terms until January 31, 2007.

The secured subordinated promissory note (“Note”) in the principal amount of $47.5 million issued in connection with the acquisition from Diversified Apparel on July 31, 2005 has a maturity date of April 30, 2012. The note bears interest at 4.7% per annum, compounded annually. Interest and principal on the note are payable quarterly commencing on October 31, 2006. The principal amount of the note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., we are required under the note to use fifty percent of the net proceeds of any sale of our debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of our equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the note, with the principal amount of the note being reduced by the amount of the prepayment at a discount of 1% of the prepayment.

On January 3, 2006, we and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of principal due under the Promissory Note to Diversified Apparel, into 1,428,571 shares of our common stock at the price of $5.25 per share. Accordingly, we canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012. The following schedule sets forth required minimum future principal payments required on the Note, as adjusted for the above conversion. Payments are to be made on a quarterly basis, commencing October 31, 2006. Our obligations under the Note are secured by a pledge of the trademarks purchased by us under the Agreement, pursuant to a security agreement entered into with Diversified Apparel.

Future minimum principal repayments required under the secured subordinated promissory note are as follows:

Year Ended January 31:	Principal	Note Discount Amortization	Total Principal Repayments
2007	$729,000	$2,271,000	$3,000,000
2008	3,214,000	2,786,000	6,000,000
2009	3,476,000	2,524,000	6,000,000
2010	7,953,000	2,047,000	10,000,000
2011	8,832,000	1,168,000	10,000,000
Thereafter	4,945,000	55,000	5,000,000

	$29,149,000	$10,851,000	$40,000,000

The Note bears interest at 4.7%, and the Company expects to pay approximately $7,613,000 of interest over the life of the loan, commencing in the year ended January 31, 2007, as shown in the following table:

Year Ended January 31:
2007	$3,016,000
2008	1,633,000
2009	1,354,000
2010	997,000
2011	526,000
Thereafter	87,000

$7,613,000

In connection with the acquisition, we entered into a Factoring Agreement with Milberg Factors, Inc. We did not have a credit facility during the period February through July 2005.

The Factoring Agreement has an initial term of one year and thereafter will be automatically renewed for successive periods of one year unless terminated by us at the conclusion of its initial term or any renewal term by giving Milberg at least sixty (60) days prior written notice; provided, however, that Milberg may terminate the Factoring Agreement at any time during the initial term or any renewal term by giving us at least sixty (60) days prior written notice. Under the Factoring Agreement, we sell to Milberg all of our receivables which are acceptable to Milberg. Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade and cash discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The factoring agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005 through January 31, 2006 and at least $3 million thereafter. Cygne was in default with regard to this covenant for which Cygne obtained a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million thereafter. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The Company is in compliance with all covenants at January 31, 2006. The minimum aggregate factoring charges payable under the Factoring Agreement for each contract year is $95,000. The factor fees for the year ended January 31, 2006 were approximately $354,000.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to us. In addition, upon our request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to our credit on Milberg’s books in excess of a reserve. Milberg may charge interest on any monies remitted or otherwise advanced or charged to our account before the collection of receivables. The interest rate is prime plus 0.5%. The prime rate was 7.50% at January 31, 2006. As security for all of our obligations to Milberg, we granted to Milberg a continuing security interest in substantially all of our property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to the Note.

In connection with the Factoring Agreement, Mr. Guez guaranteed our obligations to Milberg up to one million dollars ($1,000,000), plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. We guaranteed all of Diversified Apparel’s obligations to Milberg under Diversified Apparel’s separate factoring agreement with Milberg, which at July 31, 2005 aggregated approximately $19,000,000. Diversified Apparel’s obligation at July 31, 2005 has been settled in full in January 2006, and thus at January 31, 2006, our guarantee was zero. With respect to our guarantee of Diversified Apparel’s obligations to Milberg, Diversified Apparel and Mr. Guez, jointly and severally, provided a guaranty to us with respect to any payments to Milberg and agreed that Diversified Apparel would not incur any future obligations to Milberg.

Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owned to Diversified Apparel by us until all of our obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

We intend to finance our operations for the next twelve months through the use of operating profits, advances from our Factor, and our extended payment terms from Diversified Apparel, an affiliate of Mr. Guez, as provided in our Supply and Distribution Agreements with Diversified Apparel.

Our financial performance for the next twelve months will depend on a variety of factors, including the success of our acquisition of the denim business, the amount of sales to NY&C, JCPenney and Kohl’s and the effect on our business on account of the discontinuance of textile import quotas by the United States on January 1, 2005. As a result of the discontinuance of textile import quotas, our customers may be able to secure the products currently being purchased from us in other places at a lower price. If we have significant operating losses, we could face severe liquidity pressures, which would adversely affect our financial condition and results of operations and cash flows. We have in the past incurred costs in restructuring our operations due to the loss of customers and could incur additional costs in the future associated with the restructuring of our operations. We believe that we will have sufficient working capital to support our business for the next twelve months if our assumptions regarding our anticipated operating profits are correct, our Factor continues making advances on the present terms of our Agreement, and our extended payment terms from Diversified Apparel remain in place.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments at January 31, 2006 are as follows:

		Payments Due By Period
		Within
	Total	1 Year	2-3 Years	Thereafter
Contractual Obligations
Operating leases (1)	$967,000	$376,000	$590,000	$1,000
Purchase obligations for inventory (2)	27,417,000	27,417,000	—	—
Principal payments on secured promissory note payable (3)	40,000,000	2,850,000	12,000,000	25,150,000
Interest payments on secured promissory note payable (4)	7,613,000	3,016,000	2,987,000	1,610,000
Employment agreement (5)	1,109,000	736,000	373,000	—

Total Contractual Obligations	$77,106,000	$34,395,000	$15,950,000	$26,761,000

(1)	See Note 13 to the Consolidated Financial Statements for detailed information on operating leases.
(2)	As of January 31, 2006, we have outstanding short-term purchase order commitments to a related party for approximately $27,257,000. In addition, we have short-term purchase order commitments to non-related parties of approximately $160,000.

We generally do not make unconditional purchase commitments for goods and services other than inventory.

(3)	As of January 31, 2006, we have future minimum repayment obligations under a secured subordinated promissory note payable to a related party, as detailed in Note 8 to the Consolidated Financial Statements. The note bears interest at 4.7% and requires quarterly payments of principal and interest commencing in October 2006.
(4)	As of January 31, 2006, we have future minimum interest obligations under a secured subordinated promissory note payable to a related party, as detailed in Note 8 to the Consolidated Financial Statements. The note bears interest at 4.7% and requires quarterly payments of principal and interest commencing in October 2006.
(5)	We have an employment agreement with an officer through April 30, 2007. The officer may receive additional compensation based upon annual cost of living and our income.

Off-Balance Sheet Arrangements

We have not created, and we are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

We guaranteed all of Diversified Apparel’s obligations, which at July 31, 2005 aggregated approximately $19,000,000 (and at January 31, 2006 aggregated zero) to Milberg under Diversified Apparel’s factoring agreement with Milberg. With respect to such guarantee, Diversified Apparel and Mr. Guez, jointly and severally, provided a guaranty to us with respect to any payments we are obligated to make to Milberg under the guaranty and Diversified Apparel agreed it would not incur any future obligations to Milberg.

In connection with the Agreement, we entered into a supply agreement (the “Supply Agreement”) with AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Diversified Apparel. Under the Supply Agreement, AZT will manufacture and supply us with its entire requirements of branded and private label denim apparel of the type sold by Diversified Apparel (“Denim Products”) until at least July 31, 2007. Although AZT is obligated to deliver Denim Products ordered by us under the Supply Agreement, we have no obligation to source Denim Products from AZT. Pricing under the Supply Agreement, as modified under the first amendment, is based on providing us with agreed-upon gross margins on our sales of Denim Products.

In the event that, at any given time, purchase orders outstanding from us under the Supply Agreement equal or exceed $7.5 million, we will advance to Diversified Apparel, as specified in the second amendment to the supply agreement, 50% of any such amounts exceeding $7.5 million in order to finance production. We made net advances of $1,272,000 to Diversified Apparel during the year ended January 31, 2006.

The second amendment to the supply agreement with an effective date of July 31, 2005 between Diversified Apparel and us specifies that AZT will ship its manufactured apparel to the United States and invoice Diversified Apparel, an affiliate of Mr. Guez. Diversified Apparel will retain the physical risk of loss while the inventory is in its possession and will invoice us for the apparel that we have shipped to our customers. At the end of each month, Diversified Apparel will invoice us for the apparel on hand that we estimate that we will ship to our customers in the subsequent month. This second amendment expires on January 31, 2007, and if not renewed AZT will invoice us directly as specified in the supply agreement. The apparel purchased from Diversified Apparel for the year ended January 31, 2006, including the amount that we intend to ship in February 2006, was approximately $21,246,000.

An amendment to the distribution agreement with an effective date of July 31, 2005 between Diversified Apparel and us specifies that we will purchase all of our apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel will receive this apparel in its United States warehouse and retain the physical risk of loss while the inventory is in its possession. Diversified Apparel will invoice us for the apparel that we have shipped to our customers. At the end of each month, Diversified Apparel will invoice to us the apparel that we estimate that it will ship to our customers in the subsequent month. This amendment expires on January 31, 2007 and if not renewed Diversified Apparel will invoice us directly as it receives the imported apparel. The apparel that we purchased from Diversified Apparel under this arrangement for the year ended January 31, 2006, including the amount that Diversified intends to ship in February 2006, was approximately $10,536,000.

As of January 31, 2006, we have outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately $27,257,000. In addition, we have short-term purchase order commitments to non-related parties of approximately $160,000.

Effect of New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB 43, Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated SFAS No. 151 and we do not anticipate that the adoption of SFAS No. 151 would have a material impact on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement becomes effective for our annual reporting period that begins in February 2006. We are required to implement this new standard in the quarter ending April 30, 2006. We do not anticipate that the adoption of SFAS No. 153 will have a material impact on our financial condition, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for us for the fiscal year ended January 31, 2008. We do not anticipate that the adoption of SFAS No. 154 will have an impact on our financial condition, results of operations or cash flows.

Inflation

The Company does not believe that the relatively moderate rates of inflation which have been experienced in the United States, where it competes, have had a significant effect on its net sales or profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For 2005, factor advances peaked during the year at $15,851,000 and the average amount of factor advances was $11,361,000. An increase of 1% in the interest rate would have increased our interest expense for factor advances by approximately $150,000 in the year 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1 for a listing of the consolidated financial statements submitted as part of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 28, 2005, we dismissed Mahoney Cohen & Company, CPA, P.C. (“MC”) as our independent registered public accounting firm. On the same date, we engaged Ernst & Young LLP as the Company’s independent registered public accounting firm. The decision to change independent registered public accounting firms and the appointment of the new independent registered public accounting firm was made by the audit committee of our board of directors.

The audit reports of MC on our consolidated financial statements as of and for the fiscal years ended January 31, 2004 and January 29, 2005 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years ended January 31, 2004 and January 29, 2005 and through October 28, 2005, there were no disagreements between us and MC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to MC’s satisfaction, would have caused MC to make reference to the subject matter of the disagreement in connection with its reports. None of the reportable events described under Item 304 (a) (1) (v) of Regulation S-K occurred within our two most recent fiscal years ended January 31, 2004 and January 29, 2005 or through October 28, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

Our management with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2006. Based on this evaluation, our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. As a result of our acquisition on July 31, 2005, which is described elsewhere in this report, new internal controls had to be added to our existing internal controls. The combined internal controls enabled us to continue to maintain our internal controls over financial reporting during the quarter and the year ended January 31, 2006.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The section entitled “Proposal No. 1—Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position with the Company
Bernard M. Manuel	58	Director, Chairman of the Board and Chief Executive Officer

Roy E. Green	73	Senior Vice President-Chief Financial Officer, Treasurer, and Secretary

Bernard M. Manuel has served as our Chief Executive Officer and as a director, as well as in several additional executive positions, since he joined us in October 1988. He currently serves as the Chairman of the Board, Chief Executive Officer and a director. Mr. Manuel is a director of several private companies in the U.S. and Europe. From 1983 until he joined the Company, Mr. Manuel was involved, through Amvent, a company he founded, in the transfer of technology between Europe and the U.S. and related venture capital and merger and acquisition activities, as well as in the apparel industry. Mr. Manuel earned a Bachelor’s of Science in Mathematics and several graduate degrees in Mathematics and in Economics from the University of Paris, an M.S. in Political Science from the “Institute d’Etudes Politiques” in Paris and an M.B.A. with high honors (Baker Scholar) from the Harvard Business School, where he was awarded both the Loeb Rhodes Fellowship for excellence in finance and the Melvin T. Copeland prize for top performance in marketing.

Roy E. Green has served as Chief Financial Officer of the Company, as well as in various additional executive capacities, since October 1987. He currently serves as our Senior Vice President-Chief Financial Officer, Treasurer and Secretary. From 1974 until he joined us, Mr. Green was employed by Cluett Peabody & Co., first as the Chief Financial Officer of its Arrow Co. division until 1979, then as Vice President and Controller until 1985, and finally as Chief Financial Officer. He has also worked as a certified public accountant for J. K. Lasser & Co. and Hurdman & Cranston. Mr. Green received a Bachelor’s degree in Business Administration from Rutgers University. Mr. Green is a certified public accountant.

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

Based upon a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers and directors, we believe that during the fiscal year ended January 31, 2006, all Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners were complied with.

Audit Committee and Financial Reports

The board of directors has established an audit committee comprised of three of the Company’s directors, all of whom are independent under the listing standards of the NASDAQ National Market. The Committee is chaired by James G. Groninger, who is financially literate, knowledgeable and qualified to review financial statements, and has been designated as the audit committee financial expert. He has been President of the

BaySouth Company since January 1995. From 1988 through 1994, he was Managing Director of PaineWebber Incorporation. Mr. Groninger is both a Chartered Financial Analyst and a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

Our Incentive Plan

On January 20, 2006, our stockholders approved our 2006 Incentive Plan (the “Plan”).

The following brief description of the material terms of the Plan is qualified in its entirety by reference to the full text of the Plan, which is attached hereto as Exhibit 10.22.

The purpose of the Plan is to enable us to attract, motivate, reward and retain key personnel through the use of equity-based and cash incentive compensation awards, including options to purchase shares of our common stock, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, performance-based awards, dividend equivalent payment rights and other forms of equity-based compensation and cash incentive awards.

Subject to adjustment to reflect stock splits, stock dividends and other recapitalization events, a total of 3,000,000 shares of our common stock may be issued pursuant to the Plan. In determining the number of authorized shares available for issuance under the Plan the following shares shall be deemed not to have been issued (and will remain available for issuance) pursuant to the Plan: (i) shares that are subject to an award that is forfeited, canceled, terminated or settled in cash, (ii) shares repurchased by us from the recipient of an award for not more than the original purchase price of such shares or forfeited by us by the recipient of an award or (iii) shares withheld or tendered by the recipient of an award as payment of the exercise or purchase price under an award or the tax withholding obligations associated with an award.

In any single calendar year, no employee may be granted under the Plan options relating to more than 600,000 shares of our common stock or SARs relating to more than 600,000 shares of our common stock. With respect to performance-based awards valued by reference to our common stock at the date of grant, the maximum number of shares of our common stock that may be earned by any employee during any calendar year is 600,000. With respect to performance-based awards not valued by reference to our common stock at the date of grant, the maximum amount that may be earned by any employee during any calendar year is $1,000,000. Any unused portion of the annual limitation on performance-based awards that may be earned by an employee shall be carried forward on a cumulative basis.

Awards may be made under the Plan to employees (including prospective employees), directors and consultants of the Company and its affiliates.

The Plan will be administered by a committee (the “Committee”) comprised of at least two (2) members of our board of directors, as chosen by our board. Subject to the Plan, the Committee will have the authority to select the persons to whom awards will be made, to prescribe the terms and conditions of such awards and to construe, interpret and apply the provisions of the Plan and of any award made under the plan. Notwithstanding the foregoing, our board of directors will have sole responsibility and authority for matters relating to the grant and administration of awards to our non-employee directors. Our compensation and stock option committee will serve as the Committee administrating the Plan.

Our board of directors may amend or terminate the Plan. Subject to certain limitations set forth in the Plan, any amendment which would increase the aggregate number of shares of our common stock issuable under the Plan or the maximum number of shares with respect to which equity awards may be granted to any employee in any calendar year, modify a class of persons eligible to receive awards under the Plan or otherwise require stockholder approval under applicable law or exchange or market requirements shall, to the extent required by applicable law or exchange or market requirements, be subject to the approval of our stockholders. Unless sooner terminated by our board, the Plan shall terminate on the tenth anniversary of the effective date.

On January 20, 2006, our board of directors granted shares of restricted stock under the Plan to each of its non-employee directors, James G. Groninger, Guy Kinberg and Michel Collet, in the following amounts: 22,500 shares, 18,750 shares and 18,750 shares, respectively. The shares, valued at $4.85 a share, are scheduled to vest in eight quarterly installments on the last day of each of our first eight consecutive fiscal quarters starting with January 31, 2006 and ending after the date of grant, provided, that, the director remains in continuous service with us through each applicable vesting date. The shares of restricted stock also will also vest in full upon a Change in Control (as defined in the Plan) or the termination of the director’s service due to death or disability. The form of restricted stock agreement for non-employee directors under which the grants were made is attached hereto as Exhibit 10.21.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by our registered independent auditors for services rendered to us for the years ended January 31, 2006 (“2005”) and January 29, 2005 (“2004”).

No services were performed by, or fees incurred to, Ernst & Young LLP (“E & Y”) in connection with financial information services design and implementation projects during 2005. No services were performed by, or fees incurred to, Mahoney Cohen & Company, CPA, P.C. (“MC”) in connection with financial information services design and implementation projects during 2005 and 2004. The fees billed by Ernst & Young LLP, our independent registered public accounting firm, and Mahoney Cohen & Company, CPA, P.C. our prior independent registered public accounting firm, for audit and other professional services during 2005 and 2004, respectively, are summarized below. The audit committee has considered whether the provision of these services is compatible with maintaining the principal accountant’s independence and has concluded that such services are compatible. All fees paid were reviewed and pre-approved by the audit committee.

	E & Y 2005	MC 2005	MC 2004
Audit fees (1)	$234,000	$84,184	$105,125
Audit related fees (2)	0	0	2,208
Tax planning fees	2,000	940	0
All other fees	0	2,488	0

Total fees	$236,000	$87,612	$107,333

(1)	Includes fees in connection with the audit of our annual consolidated financial statements, the filing of an S-2 selling stockholder registration statement, and reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q.
(2)	Represents fees billed for professional services rendered on general business matters.

PART IV

ITEM 15. EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Financial Statements Schedule” on page F-1.

(3) Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Mr. Guez, 215 GZ Partners, Guez Living Trust dated December 6, 1996, Griffin James Aron Guez Irrevocable Trust dated January 1, 1996, Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996 and Cygne Designs, Inc. * (1)

2.2	Asset Purchase Agreement, dated as of March 31, 2006, by and among Innovo Azteca Apparel, Inc., Innoco Group, Inc. and Azteca Production International, Inc. and Cygne Designs, Inc. * (8)

3.1	Amendment to Bylaws of Cygne Designs, Inc., effective as of July 31, 2005. * (1)

3.2	Certificate of Amendment of the Restated Certificate Of Incorporation Of Cygne Designs, Inc. * (7)

10.1	Registration Rights Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.2	Subordinated Secured Promissory Note, dated as of July 31, 2005, to Commerce Clothing Company LLC in an original principal amount of $47,500,000 * (1)

10.3	Security Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.4	Stock Transfer Restriction Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Bernard Manuel and Cygne Designs, Inc. * (1)

10.5	Supply Agreement, dated as of July 31, 2005, by and between AZT International S. de R.L. de C.V. and Cygne Designs, Inc. * (1)

10.6	Restrictive Covenant Agreement, dated as of July 31, 2005, between Mr. Guez and Cygne Designs, Inc. * (1)

10.7	Distribution Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.8	Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (1)

10.9	Security Agreement—Goods and Chattels, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

10.10	Security Interest in Inventory Under Uniform Commercial Code Supplement to Financing or Factoring Contract, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

10.11	Guaranty, dated as of July 31, 2005, by Cygne Designs, Inc. in favor of Milberg Factors, Inc. * (1)

10.12	Client Subordination Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.13	Letter Agreement, dated as of July 31, 2005, by and between Roy Green and Cygne Designs, Inc. * (1)

10.14	Amendment to Supply Agreement, dated October 19, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (3)

Exhibit No.	Description
10.15	Amendment to Registration Rights Agreement dated October 19, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC. * (3)

10.16	Lease between Blue River Associates, landlord and Cygne Designs, Inc. * (4)

10.17	Second Amendment to Supply Agreement, dated December 9, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (4)

10.18	Amendment to the Distribution Agreement, dated December 9, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (4)

10.19	Note Conversion Agreement, dated as of January 3, 2006, by and between Cygne Designs, Inc. and Diversified Apparel Resources LLC * (6)

10.20	Cygne Designs, Inc. 2006 Incentive Plan * (7)

10.21	Form of Restricted Stock Agreement for Non-Employee Directors under the 2006 Incentive Plan * (7)

10.22	Amendment to Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (8)

21	Subsidiaries of Cygne Designs, Inc.

31.1	Certification of Principal Executive Officer * (8)

31.2	Certification of Principal Financial Officer * (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 * (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 * (8)

99.1	Revised Audit Committee Charter of the Audit Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.2	Charter of the Compensation and Stock Option Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.3	Charter of the Nominating and Corporate Governance Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company no November 29, 2005 * (5)

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the following documents:
(1)	Company’s 8-K filed on August 4, 2005
(2)	Company’s 8-K filed on September 22, 2005
(3)	Company’s 8-K filed on October 21, 2005
(4)	Company’s Form 10-Q filed on December 15, 2005
(5)	Company’s 8-K filed on December 5, 2005
(6)	Company’s 8-K filed on January 5, 2006
(7)	Company’s 8-K filed on January 26, 2006
(8)	Filed herewith

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

(b) Reports on Form 8-K

Date	Item	Event
December 5, 2005 (8-K)	1.01, 5.02 8.01, 9.01	Non-employee director compensation; election of 2 new directors; adoption of 3 committee charters—nomination, audit and compensation; appointment of members to committees.

December 15, 2005 (8-K)	2.02,9.01	Announcement of financial results for the third quarter and nine month period ended October 31, 2005

January 5, 2006 (8-K)	1.01,3.02 9.01	Conversion of $7,500,000 of principal amount of Promissory Note issued by Cygne to Diversified Apparel Resources LLC to 1,428,571 shares of Cygne common stock at the rate of $5.25 per share. Cygne has obligation to register shares.

January 26, 2006 (8-K)	1.01,8.01, 8.01.01	Brief description of 2006 incentive plan; non-employee director compensation; description and issuance of restricted stock to non-employee directors; number of common shares increased to 1,000,000 shares; stockholders’ vote results at annual meeting.

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

Date: May 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bernard M Manuel and Roy E. Green, or either of them, his attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ BERNARD M. MANUEL Bernard M. Manuel	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)	May 1, 2006

/s/ ROY E. GREEN Roy E. Green	Senior Vice President, Chief Financial Officer, and Treasurer (principal financial and accounting officer) and Secretary	May 1, 2006

/s/ JAMES G. GRONINGER James G. Groninger	Director	May 1, 2006

/s/ MICHEL COLLET Michel Collet	Director	May 1, 2006

/s/ GUY KINBERG Guy Kinberg	Director	May 1, 2006

Cygne Designs, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheet of Cygne Designs, Inc. and Subsidiaries as of January 31, 2006 and the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended January 31, 2006. Our audit also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries as of January 31, 2006 and the consolidated results of their operations and their cash flows for the year ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Los Angeles, California

April 14, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheet of Cygne Designs, Inc. and Subsidiaries as of January 29, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries as of January 29, 2005 and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York

April 8, 2005

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	January 31, 2006	January 29, 2005
Assets
Current Assets:
Cash and cash equivalents	$977	$3,575
Trade accounts receivable	70	837
Inventories	4,489	2,707
Marketable securities	23	37
Other receivables and prepaid expenses	306	292

Total current assets	5,865	7,448
Fixed assets, net	724	1,679
Intangible assets, net	2,475	—
Goodwill	66,576	—
Deposits	68	33

Total assets	$75,708	$9,160

Liabilities and Stockholders’ Equity
Current liabilities:
Due to factor	$444	$—
Current portion of long term note payable to a related party	729	—
Due to related parties, net	550	—
Accounts payable	1,524	362
Accrued expenses	967	517
Income taxes payable	585	566

Total current liabilities	4,799	1,445
Secured subordinated promissory note payable to a related party, net	28,420	—

Total liabilities	33,219	1,445

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 and 25,000,000 shares authorized: 24,454,459 and 12,438,038 shares issued and outstanding, at January 31, 2006 and January 29, 2005, respectively	245	124
Paid-in capital	161,046	120,918
Deferred compensation	(255)	—
Accumulated other comprehensive loss	(17)	(178)
Accumulated deficit	(118,530)	(113,149)

Total stockholders’ equity	42,489	7,715

Total liabilities and stockholders’ equity	$75,708	$9,160

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Year Ended
	January 31, 2006	January 29, 2005	January 31, 2004
Net sales	$58,453	$28,960	$27,082
Cost of goods sold	46,339	25,133	22,932

Gross profit	12,114	3,827	4,150
Selling, general and administrative expenses	11,174	3,246	3,411
Depreciation and amortization	997	66	37
Provision for restructuring	102	—	—

(Loss) income from continuing operations before interest, other expense and income taxes	(159)	515	702
Interest income	(22)	(14)	(16)
Interest expense including amortization of debt discounts	5,034	159	180
Other expense	175	26	—

(Loss) income from continuing operations before income taxes	(5,346)	344	538
Provision (benefit) for income taxes	35	3	(374)

(Loss) income from continuing operations	(5,381)	341	912
Loss from discontinued operation, net (includes a loss on disposal of $479 in 2004)	—	(28)	(528)

Net (loss) income	$(5,381)	$313	$384

(Loss) income per share-basic and diluted from continuing operations	$(0.30)	$0.03	$0.07
(Loss) per share-basic and diluted from discontinued operation	—	—	(0.04)

Net (loss) income per share-basic and diluted	$(0.30)	$0.03	$0.03

Weighted average common shares outstanding:
Basic	17,861	12,438	12,438

Diluted	17,861	12,443	12,441

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For The Years Ended January 31, 2006, January 29, 2005, and January 31, 2004

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at February 1, 2003	12,438	$124	$120,918	—	$(81)	$(113,846)	$7,115

Net income for year ended January 31, 2004	—	—	—	—	—	384	384
Unrealized gain on marketable securities for the year ended January 31, 2004	—	—	—	—	3	—	3

Comprehensive income for year ended January 31, 2004	—	—	—	—	—	—	387

Balance at January 31, 2004	12,438	124	120,918	—	(78)	(113,462)	7,502

Net income for year ended January 29, 2005	—	—	—	—	—	313	313
Unrealized (loss) on marketable securities for the year ended January 29, 2005	—	—	—	—	(126)	—	(126)
Reclassification adjustment for realized losses included in net income	—	—	—	—	26	—	26

Comprehensive income for year ended January 29, 2005	—	—	—	—	—	—	213

Balance at January 29, 2005	12,438	124	120,918		(178)	(113,149)	7,715

Net loss for the year ended January 31, 2006	—	—	—	—	—	(5,381)	(5,381)
Unrealized loss on marketable securities	—	—	—	—	(14)	—	(14)
Reclassification adjustment for realized losses included in net income	—	—	—	—	175	—	175

Comprehensive loss for year ended January 31, 2006	—	—	—	—	—	—	(5,220)

Exercise of stock options	28	2	12	—	—		14
Issuance of common stock as part of acquisition purchase price	10,500	105	32,340	—	—	—	32,445
Stock issued in conversion of related party debt	1,429	14	7,486	—	—	—	7,500
Issuance of restricted stock to directors	60	—	290	(291)	—	—	(1)
Amortization of restricted stock	—	—	—	36	—	—	36
Balance at January 31, 2006	24,455	$245	$161,046	$(255)	$(17)	$(118,530)	$42,489

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	January 31, 2006	January 29, 2005	January 31, 2004
Operating activities
Net (loss) income	$(5,381)	$313	$384
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of income tax liability	(11)	(12)	(400)
Loss on sale of business	—	—	479
Depreciation and amortization of fixed assets	292	330	281
Amortization of intangible assets	896	—	—
Loss on impairment of long-lived assets	978	—	—
Amortization of debt discounts	3,460	—	—
Allowance for customer chargebacks and trade discounts	1,962	—	—
Non-cash stock compensation	36	—	—
Loss on marketable securities	175	26	—
Changes in operating assets and liabilities:
Trade accounts receivable	767	(837)	—
Due from factor	—	1,775	419
Inventories	(1,782)	(501)	(267)
Other receivables and prepaid expenses	(14)	(12)	125
Deposits	(24)	10	—
Accounts payable	1,162	(261)	(322)
Accrued expenses	417	(297)	347
Income taxes payable	30	(12)	8
Due to related parties	300	—	—

Net cash provided by operating activities	3,263	522	1,054

Investing activities
Purchase of the denim business	(4,199)	—	—
Purchase of fixed assets	(158)	(292)	(319)

Net cash used in investing activities	(4,357)	(292)	(319)

Financing activities
Exercise of stock options	14	—	—
Advances from factor	49,546	—	—
Repayments of advances to factor	(51,064)	—	—

Net cash provided by financing activities	(1,504)	—	—

Net (decrease) increase in cash and cash equivalents	(2,598)	230	735
Cash and cash equivalents at beginning of year	3,575	3,345	2,610

Cash and cash equivalents at end of year	$977	$3,575	$3,345

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended
	January 31, 2006	January 29, 2005	January 31, 2004
Supplemental Disclosures of Cash Flow Information
Income taxes paid	$16	$27	$18

Interest paid	$455	$131	$132

Non-cash transactions:
Unrealized loss on marketable securities	$14	—	—

Issuance of restricted stock	$291	—	—

Non-cash transactions recognized in connection with the acquisition of the denim business from Diversified Apparel:
Issuance of secured promissory note payable, net of discount of $14,200	$33,300	—	—

Note converted to common shares	$7,500	—	—

Issuance of 10.5 million shares of common stock	$32,445	—	—

Deferred purchase price consideration, net	$1,639	—	—

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Principal Business Activity

Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively, the “Company”) is a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, casual and career apparel with sales to retailers located in the United States. The Company has two wholly-owned subsidiaries, MBS Internacional, S. A., and Cygne Guatemala, S. A.

Fiscal Year-End

Effective October 31, 2005, the Company changed from a thirteen-week quarterly reporting period to a last day of the month quarterly reporting period. This change was made to conform to the quarterly accounting periods of other major apparel companies.

In addition, the Company changed its fiscal year-end to January 31. In previous years the Company’s fiscal year-end was on the Saturday nearest to January 31. Under the old method, a fiscal year referred to the year commencing in that calendar year and ending on the Saturday nearest January 31 of the following year. Fiscal years as presented have 52 weeks for the years ending January 29, 2005 and January 31, 2004, and approximately 52 weeks and 2 days for the year ended January 31, 2006.

The modification did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Cygne and its subsidiaries. All inter-company balances and transactions were eliminated in consolidation.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has recorded a valuation allowance against the entire deferred tax asset due to the Company’s history of losses and near break-even results. However, should the Company conclude that utilization of deferred tax assets is more likely than not, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance.

Contingencies

The Company accounts for contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS no. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

Rent Expense

Expenses related to the Company’s facility leases are recorded on a straight-line basis over the lease terms. Differences between the rent expenses incurred and the amounts paid are recorded as deferred rent and are amortized over the lease terms.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Segment Information

Based on the criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in one segment of the apparel market: women’s denim, casual, and career apparel.

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

Marketable Securities

The Company’s marketable securities are comprised of public corporate securities at January 31, 2006 and January 29, 2005. All investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses are included as a separate component of stockholders’ equity, except when a decline in the value of a security is believed to be other than temporary.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities. The fair value of amounts due to/from related parties is not known based on the related party nature of these amounts. The fair value of the secured subordinated promissory note payable to a related party is believed to approximate its carrying value as the note’s face amount was reduced to reflect a market rate of interest based upon a third-party valuation at inception.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. For the year ended January 31, 2006, inventories include prepaid finished goods pursuant to the Supply and Distribution Agreements.

Depreciation and Amortization

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life or the term of the related lease.

Intangible assets are amortized over the estimated lives, ranging from three months to five years, using the straight-line method.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Impairment of Long-Lived and Intangible Assets

Long-lived assets consist of property and equipment and intangible assets including goodwill. Intangible assets are comprised of trademarks, costs to create product lines, and the value of existing purchase orders acquired in the acquisition of Diversified Apparel. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company assesses the impairment of identifiable intangibles and goodwill at least annually in the case of goodwill, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•	Significant negative industry or economic trends.

When the Company determines that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures goodwill impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company measures impairment on long-lived assets on the cash flow method.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes allowances for customer chargebacks and cash discounts. Such reserves amounted to $1,962,000, zero, and $5,000 at January 31, 2006, January 29, 2005 and January 31, 2004, respectively.

Cost of Goods Sold

Cost of goods sold includes costs of finished products purchased from Diversified Apparel and costs of products manufactured in the Company’s Guatemalan facility. Manufacturing costs of products manufactured in the Company’s Guatemala facility are comprised of raw materials and raw material special treatments, direct labor and manufacturing overhead.

Selling, General and Administrative Expenses

Selling general and administrative expenses (“SG&A”) include expenses related to compensation, selling commissions, travel and entertainment, samples, rent, office expenses, professional fees, insurance, restrictive covenant fees, factor fees, director fees and other public company expenses. All of the Company’s distribution expenses during the year ended January 31, 2006 were incurred under the Distribution Agreement with Diversified Apparel, as described in Note 2 to the Notes to Consolidated Financial Statements.

In the year ended January 31, 2006, SG&A included $978,000 of an impairment loss on the aggregate value of the facility in Guatemala.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred and included in the category of SG&A. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of operations amounted to approximately $650,000 for the year ended January 31, 2006. There were no such costs in the years ended January 29, 2005 and February 1, 2004. All product design costs were incurred by the company acquired as described in the “Acquisition of Company” footnote to these Consolidated Financial Statements.

Interest Expense

For the year ended January 31, 2006, interest expense is comprised of interest payable on the secured subordinated promissory note, interest on advances from factor, and amortization of the discount on the secured subordination promissory note and the deferred acquisition purchase price for the acquisition. For the year ended January 29, 2005, interest expense was comprised of factor fees factor early termination fees and the amortization of deferred financing cost. For the year ended January 31, 2004, interest expense was comprised of factor fees and amortization of deferred financing cost.

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

	Year Ended
	January 31, 2006	January 29, 2005	January 31, 2004
	(In thousands)
Weighted average common shares outstanding	17,861	12,438	12,438
Effect of dilutive securities: Stock Options	—	5	3

Weighted average common shares outstanding and common shares equivalents	17,861	12,443	12,441

Outstanding options for 8,150 shares at January 31, 2006 were omitted from the diluted shares computation as their impact would have been anti-dilutive as the Company had a net loss for the year.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gain (loss) on marketable securities for the years ended January 31, 2006, January 29, 2005, and January 31, 2004.

Stock Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of the grant.

The following table details the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation using the Black-Scholes method of calculation.

	Year Ended
	January 31, 2006	January 29, 2005	January 31, 2004
	(In thousands)
Net (loss) income as reported	$(5,381)	$313	$384
Add: stock-based compensation expense included in reported net income, net of related tax effects	36	—	—
Deduct: stock-based employee compensation expense determined under fair value method, net of related tax effects	(36)	—	—

Pro forma net (loss) income	$(5,381)	$313	$384
Net (loss) income per share:
Net (loss) income per share as reported-basic and diluted	$(0.30)	$0.03	$0.03
Net (loss) income per share pro-forma-basic and diluted	$(0.30)	$0.03	$0.03

The weighted average fair value of options, calculated using the Black-Scholes option-pricing model, granted during the year ended January 31, 2004 was $0.18. No options were granted in the years ended January 31, 2006 and January 29, 2005.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of approximately 4% for the year ended January 31, 2004; volatility factor of the expected market price of the Company’s common stock of 47.3% for January 31, 2004; expected life of six years; and a dividend yield of zero.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB 43, Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated SFAS No. 151 and it does not anticipate that the adoption of SFAS No. 151 would have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement becomes effective for the Company’s annual reporting period that begins in February 2006. The Company is required to implement this new standard in the quarter ending April 30, 2006. The Company does not anticipate that the adoption of SFAS No. 153 will have a material impact on the Company’s financial condition, results of operations or cash flows. However, future periods could be impacted, depending on the number and nature of grants of equity instruments to employees.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended January 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s financial condition, results of operations or cash flows.

2. Acquisition of Company

The Asset Purchase Agreement

On July 31, 2005, Cygne, Commerce Clothing Company LLC (whose name was subsequently changed to Diversified Apparel Resources, LLC [“Diversified Apparel”]), and the members of Diversified Apparel including Mr. Guez (“Guez”), Diversified Apparel’s managing member and Chief Executive Officer, entered into an asset purchase agreement (the “Agreement”), and simultaneously closed the transactions contemplated thereby, providing for the purchase by Cygne from Diversified Apparel of the assets (the “Assets”) used in Diversified Apparel’s business of the designing, merchandising and wholesaling of branded and private label denim apparel (the “Acquired Business”), which includes, among other things, all of Diversified Apparel’s (i) tangible personal property, (ii) open purchase orders, (ii) New York showroom leases (for the property located on the fourth floor of 215 West 40th Street) and (iii) trademarks and intellectual property associated with the Acquired Business.

Cygne’s primary reason for the purchase was to expand its revenue base through an acquisition of a similar business, but with a larger customer base.

The Assets did not include any cash, accounts receivable, prepaid expenses, deposits (other than the lease deposit for the showrooms), inventories or stock of any Diversified Apparel subsidiaries.

Under the Agreement, Cygne assumed the following liabilities of Diversified Apparel:

1. any and all liabilities, obligations and commitments arising after the Closing under the Diversified Apparel agreements included in the Assets (including the Showroom Leases); and

2. any liability or obligation arising from the operation of the Acquired Business, ownership of the Assets or showroom leases after the Closing Date.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In consideration for the Assets, Cygne (i) issued to Diversified Apparel 10.5 million shares of its Common Stock, $0.01 par value per share, (ii) issued to Diversified Apparel a secured subordinated promissory note (the “Note”) in the principal amount of $47.5 million, (iii) paid $2 million in cash at the Closing and (iv) agreed to pay to Diversified Apparel $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005; provided that, the first through fifth installments of such monthly payments may be deferred for up to 180 days each, to the extent that our board of directors determines in its good faith sole discretion that any or all of such first through fifth installments of such monthly payments will adversely affect the business or our financial condition. Our board of directors has determined that the payment of the August through January installments will not adversely affect our business and financial condition and accordingly has made these payments to Diversified Apparel. The board made this decision based on many factors including the amendments to our supply agreement and our distribution agreement with Diversified Apparel that gave us extended inventory payment terms until January 31, 2007.

(In thousands)
Purchase consideration is comprised of the following:

Issuance of 10,500,000 shares of Common Stock, par value $0.01 at the average market price of $3.09 per share at July 31, 2005	$32,445
Issuance of Note for $47,500,000, net of discount of $14,200,000 (1)	33,300
Cash at closing	2,000
Deferred purchase price, net of discount of $111,000	1,639
Transaction costs	731

Total purchase price	$70,115

The purchase price was allocated as follows:

Fixed assets	$156
Lease deposits	13
Trademarks	1,890
Product lines	930
Existing purchase orders	550
Goodwill	66,576

$70,115

(1)	The Company recorded the fair value of the note at $33,300,000, which is a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the note will be amortized to interest expense over the term of the note (7 years), using the interest method. Estimated amortization expense for the next five years is shown in the table below.

The allocation of the purchase price was based upon a valuation report prepared by a third-party. During the fourth quarter the Company finalized its purchase price allocation, which primarily resulted in reduction of goodwill and a decrease in the carrying amount of the note of $14,200,000.

Goodwill and Intangible Assets

The allocation of the excess of the purchase price made to intangibles and other long-lived assets consists of: (i) trademarks for $1,890,000 to be amortized over 5 years, (ii) cost to create product lines for $930,000 to be amortized over 3 years and (iii) value of existing purchase orders for $550,000 to be amortized over 3 months

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

and (iv) other long-lived assets of $168,000. The total amortization for the year ended January 31, 2006 is $896,000. Estimated amortization expense for the next five years is shown in the table below. Under the purchase method of accounting, the excess purchase price including transaction costs over the fair value of the intangible and other long-lived assets acquired was $66,576,000, and is deductible for tax purposes.

The following table sets forth the estimated annual amortization expense for intangible assets for the next five years:

Year Ended January 31:
2007	$688,000
2008	688,000
2009	533,000
2010	378,000
2011	187,000

$2,474,000

The following table sets forth the estimated note discount expense to be amortized to interest expense over the life of the note:

Year Ended January 31:
2007	$2,271,000
2008	2,786,000
2009	2,524,000
2010	2,047,000
2011	1,168,000
Thereafter	55,000

$10,851,000

Registration Rights Agreement

In connection with the transactions contemplated by the Agreement, Cygne and Diversified Apparel entered into a Registration Rights Agreement, as amended, pursuant to which Cygne had the obligation to file a Registration Statement to register the resale of the Shares under the Securities Act of 1933 (the “Registration Statement”) no later than February 2, 2006. Cygne has filed the Registration Statement, and is obligated to use its commercially reasonable efforts to have such Registration Statement declared effective by the Securities and Exchange Commission (“SEC”) no later than May 1, 2006, or July 1, 2006 if subject to a “full review”. If the Company does not file, or have the Registration Statement declared effective, as required by the Registration Rights Agreement, the Company will owe cash liquidated damages to Diversified in the amount of 0.05% of the value of the registerable securities held by Diversified at each event date, as defined. See Note 12 for further information including current status and subsequent amendments to the Agreement.

The Supply Agreement

In connection with the Agreement, Cygne entered into a supply agreement, which was subsequently amended, (the “Supply Agreement”) with AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Diversified Apparel. Under the Supply Agreement, AZT will manufacture and supply Cygne with its entire requirements of branded and private label denim apparel of the type sold by Diversified Apparel (“Denim Products”) until at least July 31, 2007. Pricing under the Supply Agreement is based on providing Cygne with

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

certain gross margins on our sales of Denim Products. Although AZT is obligated to deliver Denim Products ordered by Cygne under the Supply Agreement, Cygne has no obligation to source Denim Products from AZT.

In the event that, at any given time, purchase orders outstanding from Cygne equal or exceed $7.5 million, Cygne will, under the amended agreement, advance to Diversified Apparel 50% of any such amounts exceeding $7.5 million in order to finance production. At January 31, 2006, outstanding advances to Diversified Apparel were approximately $1,272,000. The details of this Agreement are further described in Note 12.

The Distribution Agreement

In connection with the Agreement, Cygne entered into a distribution agreement (the “Distribution Agreement”) with Diversified Apparel. Under the Distribution Agreement, Diversified Apparel is providing Cygne with certain distribution and operations services with respect to the Denim Products until July 31, 2007. As consideration for the services provided under the Distribution Agreement, Cygne will pay Diversified Apparel a fixed rate per apparel unit of Fifty Cents ($0.50), subject to increase based upon certain economic factors. In addition, Cygne will reimburse Diversified Apparel for packing costs. During 2005, Cygne incurred approximately $1,672,000 of costs to Diversified Apparel for distribution, operations and packing. The details of this Agreement are further described in Note 12.

Indebtedness

Agreements with Milberg Factors, Inc. (“Milberg”)

In connection with the purchase of certain assets of Diversified Apparel on July 31, 2005, Cygne entered into a Factoring Agreement (the “Factoring Agreement”) with Milberg. The details of this Agreement are described in Note 5.

Secured Subordinated Promissory Note to Diversified Apparel (the “Note”)

The maturity date of the Note is April 30, 2012 (the “Maturity Date”). The Note bears interest at 4.7% per annum, compounded annually. Interest and principal on the Note are payable quarterly commencing on October 31, 2006. The principal amount of the Note was initially payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc. Cygne is required to use fifty percent of the net proceeds of any sale of its debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of its equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the Note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of one percent (1%) of the prepayment.

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

The Note is described in further detail in Note 8.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Condensed pro forma statement of operations (unaudited)

The condensed combined pro forma statement of operations (unaudited) for the twelve months ended January 31, 2006 and for the twelve months ended January 29, 2005 have been prepared in accordance with U.S. generally accepted accounting principles to give effect to the July 31, 2005 acquisition as if the transaction occurred on February 1, 2004, the first day of the fiscal year. The condensed combined pro forma statement of operations combines the results of operations of Cygne and Diversified Apparel for the twelve months ended January 31, 2006 and the twelve months ended January 29, 2005. Pro forma adjustments include interest expense, amortization of the discount on the secured subordinated promissory note and deferred purchase price (both discounts shown as interest expense), amortization of intangibles, adjustment of historical distribution costs to the contractual cost as defined in the Distribution Agreement that became effective on July 31, 2005, the adjustment of the historical gross profit to the contractual gross profit as defined in the amended Supply Agreement that became effective on July 31, 2005, and the recording of the expense under the Restrictive Covenant agreement with Mr. Guez.

The condensed combined pro forma financial statements are prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the company been consummated as of the dates specified above.

	Year Ended
	Pro forma January 31, 2006	Pro forma January 29, 2005
	(In thousands, except per share amounts)
Net sales	$98,852	$48,633
Net loss	(2,229)	(4,233)
Basic and diluted loss per share	$(0.13)	$(0.18)

3. Disposition of Company

The operating results of a business sold in 2002 have been excluded from the results from continuing operations and is classified as a discontinued operation for the years ended January 31, 2004 and January 31, 2003 in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

4. Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The related unrealized holding gains and losses are excluded from operations and recorded in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets. At January 31, 2006 and January 29, 2005, the gross unrealized loss was approximately $17,000 and $178,000, respectively. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in other expense. During the year ended January 31, 2006, the Company recorded a charge related to a decline determined to be other than temporary of $175,000, arising from consistent and substantial declines in the market value of the securities since purchased, as reflected in the public markets.

The following table summarizes the marketable securities as of January 31, 2006 and January 29, 2005:

	Cost or Amortized Cost	Gross Unrealized Gain/(Loss)	Gross Recorded Gain/(Loss)	Estimated Fair Value
Marketable securities, January 31, 2006	$215,000	$(17,000)	$(175,000)	$23,000
Marketable securities, January 29, 2005	$215,000	$(178,000)	-0-	$37,000

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Credit Facilities

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC Commercial Credit LLC (“Factor Agreement”). The Factor Agreement, which was scheduled to terminate on December 31, 2004, was terminated on October 30, 2004. The Company paid GMAC a contractual early termination fee of $22,500 in the year ended January 29, 2005.

There were no outstanding loans at October 30, 2004. Interest expense for the year ended January 29, 2005 on the accompanying Consolidated Statements of Operations includes factor fees, factor early termination fee and the amortization of the deferred financing costs. Interest expense for the year ended January 31, 2004 includes factor fees and the amortization of deferred financing costs.

Effective July 31, 2005, the Company uses Milberg for credit administration and cash flow purposes.

The Company and Milberg entered into a one-year factoring agreement effective July 31, 2005, as amended on January 31, 2006. Under the factoring agreement, the Company sells to Milberg without recourse all of Cygne receivables which are acceptable to Milberg. Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade and cash discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The factoring agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005 through January 31, 2006 and at least $3 million thereafter. Cygne was in default with regard to this covenant for which Cygne obtained a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million thereafter. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The Company is in compliance with all covenants at January 31, 2006. The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year is $95,000. The factor fees for the year ended January 31, 2006 were approximately $354,000.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to Cygne. In addition, upon Cygne’s request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to Cygne’s credit on Milberg’s books in excess of a reserve. Milberg may charge interest on any monies remitted or otherwise advanced or charged to Cygne’s account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at January 31, 2006 was 7.50%). As security for all of Cygne’s obligations to Milberg, Cygne granted to Milberg a continuing security interest in substantially all of its property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to its Secured Subordinated Promissory Note.

In connection with the Factoring Agreement, Mr. Guez guaranteed Cygne’s obligations to Milberg up to one million dollars ($1,000,000), plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. Cygne guaranteed all of Diversified Apparel’s obligations to Milberg under Diversified Apparel’s separate factoring agreement with Milberg, which at July 31, 2005 aggregated approximately $19,000,000. Diversified Apparel’s obligation at July 31, 2005 has been settled in full in January 2006, and thus at January 31, 2006, Cygne’s guarantee was zero. With respect to Cygne’s guarantee of Diversified Apparel’s obligations to Milberg, Diversified Apparel and Mr. Guez, jointly

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

and severally, provided a guaranty to Cygne with respect to any payments to Milberg and agreed that Diversified Apparel would not incur any future obligations to Milberg.

Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owed to Diversified Apparel by Cygne until all of Cygne’s obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

Due to factor, net of factor advances and allowances for chargebacks and other deductions, as shown on the balance sheet at January 31, 2006, are summarized below. Factored receivables of $17,909,000 are without recourse and no factored receivables are with recourse.

Outstanding factored receivables	$17,909,000
Less, factor advances	(15,851,000)
Less, allowances for chargebacks and other deductions	(2,502,000)

Due to factor, net of factor advances and reserves for chargebacks and other deductions	$(444,000)

The average factor advances for the year ended January 31, 2006 were approximately $11,361,000 and the highest advance during this period was approximately $15,851,000.

6. Inventories

Inventories consist of the following:

	January 31, 2006	January 29, 2005
	(In thousands)
Raw material and Work-in-Process	$1,140	$2,707
Finished goods	3,349	—

Total	$4,489	$2,707

The finished goods inventory includes prepaid inventories pursuant to the Supply and Distribution Agreements. Finished goods consist primarily of merchandise shipped to customers in February 2006.

7. Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	January 31, 2006	January 29, 2005	Estimated Useful Lives
	(In thousands)
Land	$258	$258
Building and building improvements	117	1,569	20 years
Leasehold improvements	278	166	Life of lease
Equipment, furniture, and fixtures	244	1,460	2-10 years
Vehicles	—	29	5 years

	897	3,482
Less accumulated depreciation and amortization	173	1,803

	$724	$1,679

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Depreciation and amortization expense for fixed assets was approximately $292,000, $330,000, and $281,000, for the years ended January 31, 2006, January 29, 2005, and January 31, 2004, respectively.

Impairment of Long-Lived Assets

The Company maintains a manufacturing plant in Guatemala for the purpose of manufacturing non-denim garments for its customers. The Company has experienced significantly decreased demand for production in late 2005 and early 2006 as customers have taken advantage of expanded opportunities for production in the Far East at lower prices as a result of the United States’ discontinuance of textile import quotas.

As of January 31, 2006, the Company performed an impairment test on the carrying value of the asset group comprised of equipment, land, and building for the Guatemalan plant due to the occurrence of events and changes that require testing for recoverability under Statement of Financial Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” These events included significant adverse changes in the business climate, current and projected cash flow losses for the asset group, and the likelihood that the assets will be sold or disposed of before the end of their useful lives. The test showed that the carrying value of the asset group exceeded that of undiscounted future cash flows, which indicated that impairment could be present.

In April 2006, the Company retained an independent party to perform a valuation of the fair value of the asset group. Based upon the preliminary results of the valuation, the Company has taken an estimated impairment charge of $978,000 based on estimated market value for the asset group, which results in a net carrying value of $375,000 for the asset group. This charge is included in the Company’s statements of operations in the category of selling, general, and administrative expenses.

The results of the valuation will determine the final impairment loss, which could materially differ from amounts estimated above. Accordingly, a change in fair value of the asset group could impact the amount of future annual depreciation expense.

Net carrying cost of asset group at January 31, 2006	$1,353,000
Impairment loss (estimated)	978,000

Adjusted carrying value of asset group at January 31, 2006	$375,000

As of January 31, 2006, no additional long-lived assets were determined to be impaired, including goodwill and intangible assets related to the Diversified Apparel acquisition.

8. Note Payable to Related Party

Secured Subordinated Promissory Note to Diversified Apparel (the “Note”)

In connection with the acquisition of Diversified Apparel, the Company issued a secured subordinated promissory note to Diversified Apparel, a related party. The maturity date of the Note is April 30, 2012 (the “Maturity Date”). The Note bears interest at 4.7% per annum, compounded annually. Interest and principal on the Note are payable quarterly commencing on October 31, 2006. The principal amount of the Note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., Cygne is required to use fifty percent of the net proceeds of any sale of its debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of its equity securities (other than pursuant to the exercise of options to

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

purchase securities) to prepay the Note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of one percent (1%) of the prepayment. During the year ended January 31, 2006, Cygne issued common stock to repay $7,500,000 of the face amount of the note, effectively reducing future payments to be made. See Note Conversion Agreement below.

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

Note Conversion Agreement

On January 3, 2006, the Company and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of the principal amount of the Promissory Note to Diversified Apparel into 1,428,571 shares of the Company’s common stock at the rate of $5.25 per share. Accordingly, the Company canceled the principal payments due October 31, 2001, January 31, 2012 and April 30, 2012. The following schedule sets forth required minimum future principal payments required on the Note, as adjusted for the above conversion. Payments will be made on a quarterly basis, commencing October 31, 2006, in ten equal payments of $1,500,000 each, followed by ten equal payments of $2,500,000 each. In connection with the conversion of the $7,500,000 of the note, a loss on extinguishment (recorded as a component of interest expense) of approximately $2,063,000 was recorded representing the pro-rata unamortized discount.

Future minimum principal repayments required under the secured subordinated promissory note are as follows:

Year Ended January 31:	Principal	Note Discount Amortization	Total Principal Repayments
2007	$729,000	$2,271,000	$3,000,000
2008	3,214,000	2,786,000	6,000,000
2009	3,476,000	2,524,000	6,000,000
2010	7,953,000	2,047,000	10,000,000
2011	8,832,000	1,168,000	10,000,000
Thereafter	4,945,000	55,000	5,000,000

	$29,149,000	$10,851,000	$40,000,000

The Note bears interest at 4.7%, and the Company expects to pay approximately $7,613,000 of interest over the life of the loan, commencing in the year ended January 31, 2007, as shown in the following table:

Year Ended January 31:
2007	$3,016,000
2008	1,633,000
2009	1,354,000
2010	997,000
2011	526,000
Thereafter	87,000

$7,613,000

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company obtained a third-party valuation to determine the fair value of the note for the purposes of determining the purchase price of the Acquisition. As a result, the Company recorded a debt discount of $14,200,000 to reduce the carrying value of the note to fair value. The discount is being amortized to interest expense over the term of the loan. During the year ended January 31, 2006, $3,349,000 of debt discount amortization was recorded.

9. Stock Options

Pursuant to an employee Stock Option Plan, as amended, the Company was able to grant to eligible individuals incentive stock options as defined in the Internal Revenue Code (“IRC”) and non-qualified stock options. This plan expired on April 15, 2003. An aggregate of approximately 8,150 remaining shares of common stock have been reserved for issuance pursuant to options remaining outstanding under the Plan. The exercise price for incentive options may not be less than 100% (110% for holders of 10% or more of the Company’s outstanding shares) of the fair market value of the shares on the date of grant, and at least par value of the common stock with respect to the non-qualified stock options, have a ten-year term (five years for holders of 10% or more of the Company’s outstanding shares in the case of incentive stock options) and vest at the discretion of the board of directors.

Pursuant to a Stock Option Plan for Non-Employee Directors adopted on April 15, 1993, the Company was able to automatically grant to eligible non-employee directors options to purchase 10,000 shares of Common Stock upon the directors’ initial appointment to the Board of Directors and options to purchase 2,000 shares of Common Stock on each individual director’s anniversary date from initial appointment. Options granted under the Directors’ Plan do not qualify as incentive stock options under the IRC. The options have an exercise price of 100% of fair market value on the date of grant; have a ten-year term and vest, pro-rata, over four years. This plan expired on April 15, 2003.

On January 20, 2006, the stockholders of Cygne approved the Company’s 2006 Incentive Plan (the “Plan”) to enable the Company to attract, motivate, reward, and retain key personnel through the use of equity-based and cash incentive compensation awards. Subject to adjustment for recapitalization events, a total of 3,000,000 shares of the Company’s Common Stock may be issued under the Plan, exclusive of shares repurchased, forfeited, or otherwise canceled. No employee may be granted options to purchase more than 600,000 shares under the Plan in a single calendar year. With respect to performance-based awards not valued by reference to the Company’s Common stock at date of grant, the maximum amount that may be earned by any employee during any calendar year is $1,000,000. Any unused portion of the annual limitations on awards that may be earned by an employee shall be carried forward on a cumulative basis. No options were granted under the Plan during the year 2005.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The stock option transactions are summarized for the periods shown below:

	Employee Stock Option Plan			Non-Employee Directors Plan			Other Employee Stock Option Arrangements
	Number of Shares	Exercise Price Range	Weighted- Average Exercise Price	Number of Shares	Exercise Price Range	Weighted- Average Exercise Price	Number of Shares	Exercise Price Range	Weighted- Average Exercise Price	Total Number of Shares
Options outstanding at February 1, 2003	248,000	$0.31-$13.88	$2.99	28,000	$0.08-$23.50	$4.06	60,000	$2.00	$2.00	336,000
Options granted in 2003	—	—		2,000	$0.13	$0.13	—			2,000
Options canceled in 2003	(153,000)	$2.00-$4.00	$3.61	(10,000)	$4.00	$4.00	—			(163,000)

Options outstanding at January 31, 2004	95,000	$0.31-$13.88	$2.00	20,000	$0.08-$23.50	$3.70	60,000	$2.00	$2.00	175,000
Options canceled in 2004	(34,000)	$2.00-$13.88	$3.00	(2,000)	$23.50	$23.50	(60,000)	$2.00	$2.00	(96,000)

Options outstanding at January 29, 2005	61,000	$0.31-$2.00	$1.45	18,000	$0.08-$10.00	$1.50	—			79,000
Options canceled in 2005	(41,000)	$2.00	$2.00	(2,000)	$10.00	$10.00	—			(43,000)
Options exercised in 2005	(20,000)	$0.31	$0.31	(7,850)	$0.16-$1.75	$0.30	—			(27,850)

Options outstanding at January 31, 2006	—			8,150	$0.08-$0.23	$0.13	—			8,150

At January 31, 2006 options exercisable	—			6,650			—			6,650

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Exercise prices for options issued from February 2, 2003 through January 29, 2005 ranged from $0.08 to $0.13. The weighted average remaining contractual life of options outstanding as of January 29, 2006 is 5.5 years.

The following table summarizes information about stock options outstanding at January 31, 2006:

	Outstanding			Exercisable (Vested)
Range of exercise prices	Number of options	Weighted average remaining years of contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$0.08-$0.23	8,150	5.50	$0.13	6,650	$0.14

10. Stockholders’ Equity

On July 31, 2005, the Company issued 10,500,000 shares as part of the purchase price for the acquisition of the assets used in the branded and private label denim apparel business from Diversified Apparel. The shares were valued at $3.09 a share.

On January 3, 2006, the Company issued 1,428,600 shares of its Common Stock to a related party in a conversion of $7,500,000 of the senior subordinated note payable. The shares were valued at $5.25 a share.

On January 20, 2006, the Company filed an amended and restated certificate of incorporation to increase the aggregate authorized shares to 101,000,000 shares, including 100,000,000 authorized shares of $0.01 par value Common Stock and 1,000,000 authorized shares of Preferred Stock, par value of $0.01 per share.

The Company has filed a registration statement for 11,928,571 shares or 48.8% of the shares outstanding at January 31, 2006, and is obligated to use its commercially reasonable efforts to have the registration statement to be declared effective by the Securities and Exchange Commission no later than May 31, 2006.

On January 20, 2006, the Company issued 60,000 shares of restricted Common Stock to directors, subject to vesting over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The shares were valued at $4.85 a share. The shares will also vest in full upon a Change in Control, as defined in the Plan, or upon the termination of the director’s service due to death or disability. In connection therewith, the Company recorded deferred compensation of $291,000, representing the fair value of the shares, which is being amortized over the vesting period. During the year ended January 31, 2006, approximately $36,000 was amortized.

11. Concentrations of Risk

For the years ended January 31, 2006, January 29, 2005 and January 31, 2004, sales to New York and Company, Inc. (Lerner New York changed its name to New York & Company, Inc. in May 2004) accounted for approximately 32% and 82% and 91%, respectively, of Cygne’s net sales from continuing operations. For the year ended January 29, 2005, Jordache Enterprises accounted for 14% of Cygne’s net sales from continuing operations. Jordache Enterprises is no longer a Cygne customer. For the year ended January 31, 2006, sales to Kohl’s and JC Penney accounted for 21% and 18%, respectively, of Cygne’s net sales.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Related Party Transactions

Cygne has entered into agreements at July 31, 2005, as subsequently amended, with companies controlled by its largest shareholder, Mr. Guez. See Note 2 for further information.

Under the terns of the Supply Agreement, as amended: AZT International S. de R.L. de C.V. (“AZT’), an affiliate of Mr. Guez, manufactures branded and private label denim apparel for Cygne in Mexico at specified gross margins to Cygne.

The second amendment to the supply agreement with an effective date of July 31, 2005 between Cygne and Diversified Apparel specifies that AZT will ship its manufactured apparel to the United States and invoice Diversified Apparel, an affiliate of Mr. Guez. Diversified Apparel will retain the physical risk of loss while the inventory is in its possession and will invoice Cygne for the apparel once it has been shipped to Cygne’s customers. At the end of each month, Diversified Apparel will invoice Cygne for the apparel it has on hand that Cygne estimates that it will ship to its customers in the subsequent month. This second amendment expires on January 31, 2007, and if not renewed, AZT will invoice Cygne directly for all inventory on hand as specified in the supply agreement. The apparel purchased from Diversified Apparel for the year ended January 31, 2006 was $21,246,000. Cygne is also subject to obsolescence risk.

In the event that, at any given time, purchase orders outstanding from Cygne under the Supply Agreement equal or exceed $7.5 million, Cygne will, under the amended agreement, advance to Diversified Apparel 50% of any such amounts exceeding $7.5 million in order to finance production. During the year ended January 31, 2006, Cygne made advances of approximately $1,272,000 to Diversified Apparel.

The Distribution Agreement: Diversified Apparel provides distribution and operations services for Cygne. The distribution cost for the year ended January 31, 2006 was $1,672,000 and is included in Selling, General and Administrative expenses in the statement of operations.

An amendment to the distribution agreement with an effective date of July 31, 2005 between Cygne and Diversified Apparel specifies that Cygne will purchase all of its apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel will receive this apparel in its United States warehouse and retain the physical risk of loss while the inventory is in its possession. Diversified Apparel will invoice Cygne for the apparel that has been shipped to Cygne’s customers. At the end of each month, Diversified Apparel will invoice to Cygne the apparel that Cygne estimates that it will ship to its customers in the subsequent month. This amendment expires on January 31, 2007 and if not renewed Diversified Apparel will invoice Cygne directly as it receives the imported apparel. The apparel purchased from Diversified Apparel under this arrangement for the year ended January 31, 2006, including the amount that Diversified intends to ship by March 3, 2006, was $10,536,000.

Restrictive Covenant Agreement: Cygne and Mr. Guez entered into a restrictive covenant agreement whereby Cygne pays Mr. Guez one percent (1%) of net sales, not including non-denim sales to New York & Company, and not including sales of denim apparel resulting from subsequent business acquisitions. The Company recorded a charge of $386,000 for the year ended January 31, 2006. No cash payments were made under this agreement during the year ended January 31, 2006, and $386,000 was included in Due to Related Parties as of January 31, 2006.

Secured Subordinated Promissory Note: In connection with the acquisition of the denim business from Diversified Apparel. Cygne issued to Diversified Apparel a $47.5 million note bearing interest at 4.7% per annum. On January 3, 2006, the Company and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of principal due under the Promissory Note to Diversified Apparel, into 1,428,571 shares of the Company’s common stock. Accordingly, Cygne canceled the principal payments due October 31, 2001, January 31, 2012 and April 30, 2012.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company recorded interest expense for the year ended January 31, 2006 of $1,120,000, disregarding amortization of note discount. Amortization of discount on the notes and deferred purchase price charged to interest expense was approximately $3,460,000 during the year ended January 31, 2006, and none in year ended January 29, 2005 and January 31, 2004.

The Company has filed a registration statement for 11,928,571 shares or 48.8% of the shares outstanding at January 31, 2006 and is obligated to use commercially reasonable efforts to have the registration statement to be declared effective by the Securities and Exchange Commission no later than May 31, 2006.

First Finish Inc., an affiliate of Mr. Guez, operates a fabric testing facility in California. The cost for services rendered to Cygne by First Finish Inc. for the year ended January 31, 2006 was $122,000.

Payments to Cygne employees: As part of the Agreement, Cygne, on July 31, 2005, hired approximately fifty (50) employees who worked for Diversified Apparel. On January 1, 2006, the employees had been transferred onto the payroll of Cygne. Cygne has reimbursed Diversified Apparel $1,393,000 during the year ended January 31, 2006 for all costs associated with this group of employees for the period following the acquisition and before the payroll transfer.

Due to Related Parties is comprised of the following amounts.

January 31, 2006
(In thousands)
Due from Diversified Apparel—advances for inventory	$(1,272)
Due to Diversified Apparel—interest on note	1,120
Due to Diversified Apparel—deferred purchase price	250
Due to First Finish Inc.	66
Due to Mr. Guez—restricted covenant agreement	386

Subtotal	550
Secured subordinated promissory notes payable, at face amount	40,000

Total	$40,550

The categories of the related party charges are:

Statement Placement See below		Year Ended January 31, 2006
		(In thousands)
1	Supply Agreement	$21,246
1	Distribution Agreement relating to purchase of imports	10,536
2	Distribution Agreement relating to distribution expenses	1,672
2	Restrictive Covenant Agreement	386
3	Interest on Secured Subordinated Promissory Note	1,120
2	The First Finish, Inc.	122
2	Charges by Diversified Apparel for employees performing services for Cygne	1,393
4	Payments to Diversified Apparel for deferred purchase price	1,500
5	Common stock issued to Diversified Apparel to reduce secured subordinated promissory note	7,500
3	Amortization of note discount	3,349
3	Amortization of deferred purchase price discount	111

	Total	$48,935

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The categories identified above are shown in the financial statement under the following captions.

Statement Placement
1	Cost of goods sold
2	Selling, general and administrative expenses
3	Interest expense
4	Reduction of related party expenses prior to January 31, 2006
5	Reduction of secured subordinated promissory note payable

In addition, as of January 31, 2006, the Company has outstanding short-term purchase order commitments to Diversified Apparel for approximately $27,257,000.

13. Leases, Commitments and Litigation

Leases

The Company entered into a lease for office space with an expiration date of October 31, 2008. The Company also leases showroom space under three operating leases expiring through October 31, 2008.

Minimum future payments under the above leases are as follows:

Year Ended January 31,
2007	$376,000
2008	336,000
2009	254,000
2010	1,000

$967,000

Total rent expense under the operating leases from continuing operations for the years ended January 31, 2006, January 29, 2005 and January 31, 2004, was approximately $270,000, $202,000 and $287,000, respectively. Pursuant to the Company’s lease, rent expense charged to operations differs from rent paid because of the effect of free rent periods, landlord reimbursement of leasehold improvement costs and scheduled rent increases. Accordingly, the Company has recorded deferred rent payable of approximately $67,000, and $59,000, respectively, at January 31, 2006 and January 29, 2005, which is included in accrued expenses. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases on a straight-line basis over the leased term.

Commitments

The Company has an employment agreement with an officer through April 30, 2007. Future minimum aggregate annual payments under this agreement amount to approximately $736,000 in 2006 and $373,000 in 2007, subject to continued employment by the officer. The officer may receive additional compensation based upon the income, as defined, of the Company or one or more of its subsidiaries.

As of January 31, 2006, the Company has outstanding short-term purchase order commitments to a related party for approximately $27,257,000. In addition, Cygne has short-term purchase order commitments to non-related parties of approximately $160,000.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Litigation

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

14. Income Taxes

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

	Year Ended
	January 31, 2006	January 29, 2005
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$20,000	$44,000
Investment in subsidiaries not currently deductible	604	—
Unrealized loss on marketable securities	70	—

	20,674	44,000

Deferred tax liabilities:
Difference between book and tax basis of intangible assets and goodwill	5,273	—

Net deferred tax assets	15,401	44,000
Valuation allowances	(15,401)	(44,000)

Net deferred tax assets after valuation allowances	$0	$0

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended
	January 31, 2006	January 29, 2005	January 31, 2004
	(In thousands)
Pretax income (loss)
United States	$(3,947)	$(190)	$69
Foreign	(1,399)	506	(59)

Total	$(5,346)	$316	$10

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Significant components of the (benefit from) provision for income taxes are as follows:

	Year Ended
	January 31, 2006	January 29, 2005	January 31, 2004
	(In thousands)
Current:
Federal	$0	$0	$0
Foreign	$0	0	(389)
State and local	35	3	15

Total	$35	$3	$(374)

The reconciliation of income tax at U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended
	January 31, 2006		January 29, 2005		January 31, 2004
	(In thousands)
Tax at U.S. statutory rates	$(1,817)	34.0%	$107	34.0%	$3	34.0%
U.S. loss, no benefit provided	1,342	(25.1)	65	20.5	20	200.0
Utilization of net operating loss carryforwards	—	—	—	—	(23)	(234.0)
Foreign loss (income) not subject to tax (benefit)	475	(8.9)	(172)	(54.5)	—	—
Reversal of tax accrual	(11)	—	(12)	(3.8)	(400)	(4,000.0)
Foreign and state income taxes	46	—	15	4.7	26	260.0

	$35	—	$3	0.9%	$(374)	(3,740.0)%

As of January 28, 2006, based upon tax returns filed and to be filed, the Company expects to report a net operating loss carryforward for U.S. Federal income tax purposes of approximately $53,000,000. This carryfoward amount reflects the fact that an “ownership change” with respect to the Company’s shares took place on January 3, 2006, for purposes of Section 382 of the U.S. Internal Revenue Code. Based upon the ownership change, the Company estimates that net operating loss carryforwards will be limited to approximately $5,303,000 per year. This ownership change caused a forfeiture of approximately $63.0 million of net operating loss carryforwards for US federal income taxes. If unused, the remaining loss carryfowards will expire in the Company’s taxable years ending in 2011 through 2026. Approximately $27,000,000 of the federal net loss carryforwards will expire in the taxable year ending January 2011. The following table sets forth federal net operating loss carryforwards, as adjusted:

Year Generated	Year of Expiration	Federal Net Operating Loss Carryforward
		(In thousands)
1996	2011	$27,000
1997	2012	3,000
1998	2013	8,000
1999	2019	3,000
2000	2020	1,000
2002	2022	—
2003	2023	2,000
2005	2025	7,000
2006	2026	2,000

		$53,000

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of January 28, 2006, based upon tax returns filed and to be filed, the Company expects to report net operating loss carryforwards for New York State and New York City tax purposes (on a separate company basis) of approximately $42,000,000. If unused, these loss carryforwards will expire in the Company’s taxable years ending in 2011 through 2026. Approximately $27,000,000 of the Company’s net operating loss carryforwards for New York State and New York City purposes (on a separate company basis) will expire in the taxable year ending January 2011. The ownership change caused a forfeiture of approximately $24.9 million and $26.0 million of net operating loss carryforwards for state and local income tax purposes, respectively.

The Company has recorded a valuation allowance against the entire deferred tax asset due to the Company’s history of losses and near break-even results. However, should the Company conclude that future profitability is reasonably assured, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance.

Tax Audits

In 2001, the Guatemalan Internal Revenue Service commenced an audit of the Guatemalan tax returns filed by JMB Internacional, S.A., the Company’s 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. At January 31, 2006, based upon its knowledge of the status of the issues of the audit, Cygne management provided a tax reserve for this audit of $470,000. There has been no audit activity or inquiries since 2001.

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

15. Employee Benefit Plans

Prior to January 1, 2006 the Company did not provide any post employment or post retirement benefits to its current or former employees. The Company had implemented a 401(k) plan for U.S. employees on February 2, 1997 (the “1997 401(k) plan”). For the year ended January 31, 2004 the Company matched 33% of the employee’s contributions up to 3% of the employee’s voluntary contribution, which was $1,000. The 1997 401(k) plan was terminated on March 28, 2003.

On January 1, 2006 the Company implemented a 401(k) plan (the “2006 401(k) plan”) that permits U.S. employees to make contributions up to the maximum permitted by law. The 2006 401(k) plan contains an employer matching contribution provision that provides for a discretionary match of the employee’s contribution of up to 4% of compensation based on a nondiscriminatory formula.

16. Subsequent Event

On March 31, 2006, Cygne, entered into an Asset Purchase Agreement (“APA”), with Innovo Group, Inc.(“Innovo”) and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo. Azteca Productions International, Inc. (“Azteca Productions”), is a party to certain ancillary agreements related to the APA because they are an interested party in the transaction. Innovo is a designer, developer and worldwide marketer of apparel

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

products. Pursuant to the APA, Innovo agreed to sell to Cygne certain assets related to its private label apparel division. These assets were purchased by Innovo from Azteca Productions in July, 2003 pursuant to an asset purchase agreement referred to as the Blue Concept Asset Purchase Agreement.

On July 31, 2005, Cygne acquired certain assets of Diversified Apparel Resources, LLC (formerly named Commerce Clothing Company LLC), a limited liability company whose managing member and Chief Executive Officer is Mr. Guez, who is also one of Innovo’s stockholders, a stockholder of Azteca Productions and a party to the Blue Concept Asset Purchase Agreement that Innovo originally entered into for its purchase of the private label division from Azteca Productions. Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of shares, personally, through various trusts and Diversified, approximately 49% of the shares of Cygne’s common stock.

The assets to be acquired by Cygne include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, Cygne has agreed to assume certain liabilities associated with Innovo’s private label division, including, the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with Innovo’s outstanding purchase orders and inventory schedules listed in the APA, and the obligations to continue to pay the earn out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities including the remaining unpaid principal amount of the original promissory note but excluding any amounts which might be owed under the earn-out, which will represent the purchase price for the transaction, is approximately $10,500,000, subject to certain permitted adjustments related to the aggregate value of liabilities Innovo may owe to Azteca Productions as of the closing date and payment of certain audit related fees.

The APA contains customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and pre-closing and post-closing covenants. The consummation of the transaction is subject to, among other things, the approval by Innovo’s stockholders of the APA and the sale of the private label assets to Cygne and Cygne obtaining certain consents from its lenders. The APA requires that all conditions to closing be satisfied by June 30, 2006. Further, both parties have rights to terminate the APA in certain events. There can be no assurance that the transaction, as described herein, will be completed.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17. Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly financial data for the years ended January 31, 2006 (“2005”) and January 29, 2005 (“2004”).

	2005				2004
	Qtr.1	Qtr.2	Qtr.3	Qtr.4	Qtr.1	Qtr.2	Qtr.3	Qtr.4
	(In thousands except per share amounts)
Net sales	$5,555	$4,062	$22,935	25,901	$5,586	$10,318	$8,470	$4,586
Gross profit	632	292	5,290	5,900	787	1,359	1,087	594
(Loss) income from continuing operations before interest, other expense and income taxes	(195)	(434)	606	(136)	(45)	266	179	115
(Loss) income from continuing operations	(191)	(426)	(128)	(4,636)	(86)	201	120	106
(Loss) from discontinued operation	—	—	—	—	(8)	(7)	(5)	(8)
Net (loss) income	(191)	(426)	(128)	(4,636)	(94)	194	115	98
(Loss) income per share-basic and diluted from continuing operations	$(0.02)	$(0.03)	$(0.01)	$(0.20)	$(0.01)	$0.02	$0.01	$0.01
(Loss) per share-basic and diluted from discontinued operation	—	—	—	—	(0.00)	(0.00)	(0.00)	(0.00)

Net (loss) income per share-basic and diluted	$(0.02)	$(0.03)	$(0.01)	$(0.20)	$(0.01)	$0.02	$0.01	$0.01

Cygne Designs, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Change in Allowances	Balance at End of Period
	(In thousands)
Reserves for returns and allowances:
Year ended January 31, 2004	20	56	71	5
Year ended January 29, 2005	5	52	57	0
Year ended January 31, 2006	0	3,894	1,932	1,962

Reserve for other receivables:
Year ended January 31, 2004	0	433	0	433
Year ended January 29, 2005	433	0	0	433
Year ended January 31, 2006	433	0	433	0