Form 10-K/A
period 2006-01-31
CYGNE DESIGNS INC
filed 2006-05-31
CIK 906782

UNITED STATES

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

Item 10. Directors and Executive Officers of the Registrant

Directors

The directors of the Company, their ages, and the year in which each first became a director of the Company and their biographies are:

Director	Age	Year First Became Director
James G. Groninger (1)	62	1993
Bernard M. Manuel	58	1988
Michel Collet (1)	39	2005
Guy Kinberg (1)	50	2005

(1)	Member of the Audit Committee, Compensation and Stock Option Committee and Nominating and Corporate Governance Committee of the Board of Directors.

Mr. Groninger has been the President of Bay South Company since January 1995. Mr. Groninger is a director and Chief Executive Officer of LBS Technologies, Inc. and a director of Layton BioScience, Inc. and NPS Pharmaceuticals, Inc. LBS Technologies, Inc. and Layton BioScience, Inc. are privately held companies engaged in genomics and neuronal cell therapy, respectively. NPS Pharmaceuticals, Inc. is a publicly traded biotechnology company engaged in the discovery, development, and commercialization of therapeutic small molecules and recombinant proteins.

Mr. Manuel has been Chairman of the Board and Chief Executive Officer of Cygne since 1988.

Mr. Collet is a resident partner in the New York office of CMS Bureau Francis Lefebvre (“CMS”), a leading law firm in France. Mr. Collet heads the French/EU tax department of its New York office. Mr. Collet originally joined CMS in 1994. In 2000, Mr. Collet left CMS to join Linklaters, a leading European law firm, in Paris and London. He rejoined CMS in September 2002.

Mr. Kinberg currently serves as a consultant for PL Industries, a major private label manufacturer of denim jeans. Mr. Kinberg also provides consulting services to several apparel companies on an as needed basis and serves as a director of Winair Logistics, Inc., a privately held company engaged in freight forwarding with offices worldwide. In October 2005, Mr. Kinberg partnered with PL Industries on a new brand called Prescribed Jeanswear. Mr. Kinberg served as President of FRX Clothing from January 2002 until the recent sale of the FRX Trademark. In August 2001, Mr. Kinberg formed Creative Associates LLC, which launched the FRX Clothing brand in the Fall of 2002.

Board Meetings

During the fiscal year ended January 29, 2006, our board of directors held eleven meetings. Each director attended all of meetings of the board of directors held while he was a director.

Board Committees

The board of directors has a Compensation and Stock Option Committee, Audit Committee and Nominating and Corporate Governance Committee to assist it in the discharge of its responsibilities.

In September 1993 we established an Audit Committee and a Compensation and Stock Option Committee of the board of directors. The Audit Committee reviews our annual audit and meets with our independent auditors to review our internal controls and financial management practices. The Audit Committee is comprised of three non-employee directors, Messrs. Groninger, Collet and Kinberg. The Nominating and Corporate Governance Committee of the board of directors has determined that all members of the audit committee are “independent” under the rules and regulations of the NASDAQ National Market. Mr. Groninger acts as the chairman of the Audit Committee. The Audit Committee held eight meetings during the fiscal year ended January 31, 2006. At the time of the Audit Committee meetings held during the fiscal year ended January 29, 2005, the Audit Committee was comprised of one non-employee director, Mr. Groninger. Mr. Groninger is an “audit committee financial expert” as defined in Regulation 240.401 (h) (1) (i) (A) of Regulation S-K. The Audit Committee has a charter, a copy of which has been filed as Exhibit Number 99.1.

The Compensation and Stock Option Committee reviews compensation practices, recommends compensation for our executives and key employees, and functioned as the committee under our 1993 Stock Option Plan which expired on April 15, 2003. The Compensation and Stock Option Committee is comprised of three non-employee directors, Messrs. Groninger, Collet and Kinberg. Mr. Groninger acts as the chairman of the Compensation and Stock Option Committee. The Compensation and Stock Option Committee held one meeting during the fiscal year ended January 31, 2006. At the time of the Compensation and Stock Option Committee meetings held during the fiscal year ended January 29, 2005, the Compensation and Stock Option Committee was comprised of one non-employee director, Mr. Groninger. The Compensation and Stock Option Committee will administer our 2006 Incentive Plan, as approved by the stockholders. The Compensation and Stock Option Committee has a charter, a copy of which has been filed as Exhibit Number 99.2.

In November, 2005 we established a Nominating and Corporate Governance Committee of the board of directors, which was established for the purpose of assisting the board in its selection of individuals as nominees for election to the board at meetings of the Company’s stockholders and/or to fill any vacancies or newly created directorships on the board and assisting the board in its oversight of the corporate governance of the Company. Accordingly, the Nominating and Corporate Governance Committee held no meetings in the fiscal year ended January 29, 2006. The Nominating and Corporate Governance Committee is comprised of three non-employee directors, Messrs. Groninger, Collett and Kinberg. Mr. Collett serves as Chairman. All members of the Nominating and Corporate Governance Committee are independent as independence is currently defined by the Nasdaq listing standards. The Nominating and Corporate Governance Committee has a charter, a copy of which has been filed as Exhibit Number 99.3.

The Nominating and Corporate Governance Committee uses a variety of methods to identify and evaluate nominees for election to the board. Candidates may come to the attention of the Nominating and Corporate Governance Committee through members of our board, professional search firms, stockholders and other interested parties. From time to time, the Nominating and Corporate Governance Committee may engage consulting firms to perform searches for director candidates who meet the needs of the board. If a consulting firm is retained to assist in the search process for a director, a fee would typically be paid to such firm.

The Nominating and Corporate Governance Committee believes that all candidates should have personal and professional integrity, experience with businesses and other organizations of comparable size or in related industries, a college or professional degree, demonstrated exceptional ability and judgment, and the ability to act in the best interests of our stockholders.

A stockholder wishing to nominate an individual for election to our board should send the nomination, together with a statement of the individual’s experience and qualifications and a signed consent of the individual to serve if nominated and elected, to Cygne Designs, Inc., 11 West 42nd Street, New York, NY 10036, Attention: Chairman, Nominating and Corporate Governance Committee.

Nominations received by the Nominating and Corporate Governance Committee will be reviewed by the Chairman of the Nominating and Corporate Governance Committee to determine whether the candidate possesses the director qualifications, and if so, whether the candidate’s expertise and particular set of skills and background fit the current needs of the board and whether the candidate will be effective, together with the other nominees and directors, in serving the long-term interests of our Company and our stockholders. The process of reviewing and evaluating candidates submitted by stockholders is designed to ensure that the board includes members with diverse backgrounds, skills and experience including appropriate financial and other expertise relevant to our business.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934

Section 16 (a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors, and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based upon a review of the copies of such forms furnished to us and written representations from company’s executive officers and directors, we believe that during the fiscal year ended January 31, 2006, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a code of ethics applicable to our officers, who include our principal executive officer, principal financial officer and financial professionals. A copy of our code of ethics has been filed with the Securities and Exchange Commission. We undertake to provide to any person without charge, upon request, a copy of our code of ethics. Requests for such copy should be made in writing to us at our principal office, which is set forth on the first page of this Form 10-K/A, attention Corporate Secretary.

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

Item 11. Executive Compensation

The following table shows compensation for the chief executive officer and the only other executive officer for the three years ended January 31, 2006 (“2005”), January 29, 2005 (“2004”) and January 31, 2004 (“2003”).

	Summary Compensation Table
	Annual Compensation
	Year	Salary	All Other Compensation
Bernard M. Manuel	2005	$400,000	$11,438	(2)
Chairman of the Board and Chief Executive Officer	2004	$400,000	$12,215	(2)(3)
	2003	$400,000	$16,186	(1)(2)(3)

Roy E. Green	2005	$245,000	$339,223	(6)
Senior Vice President-Chief Financial Officer	2004	$245,000	$242	(5)
Treasurer and Secretary	2003	$245,000	$649	(4)(5)

(1)	Includes $126 for year 2003 representing Cygne’s matching contribution pursuant to its 401(k) defined contribution plan. This plan was terminated in March 2003.
(2)	Includes $11,438, $11,759 and $15,637 for years 2005, 2004 and 2003, respectively, for the lease of a personal automobile.
(3)	Includes certain insurance premiums on term life insurance paid by us of $456 and $420 for years 2004 and 2003, respectively, for the benefit of the named individuals. We ceased making life insurance payments on December 31, 2004.
(4)	Includes $385 for year 2003 representing our matching contribution pursuant to its 401(k) defined contribution plan. This plan was terminated in March 2003.
(5)	Includes insurance premiums on term life insurance paid by us of $274 and $252 for the years 2004 and 2003, respectively, for the benefit of the named individuals. We ceased making life insurance payments on December 31, 2004.
(6)	Includes a retention bonus paid to Mr. Green in connection with the termination of his employment agreement.

During the fiscal year ended January 31, 2006, no options were granted to the executive officers named in the Summary Compensation Table.

Neither of the executive officers names in the Summary Compensation Table owned any stock options as of January 31, 2006, nor did they exercise any stock options during the year ended January 31, 2006.

Employment Agreements

We currently have an employment agreement with Bernard M. Manuel, our chairman and chief executive officer. We also had an employment agreement with Roy E. Green, our senior vice president-chief financial officer, treasurer, and secretary. Mr. Green’s employment agreement was terminated by mutual agreement as of July 31, 2005 and, since that time, Mr. Green has been an “at will” employee of us and continues to serve as our Senior Vice-President, Chief Financial Officer, Treasurer and Secretary.

Mr. Manuel’s agreement, which expires on April 30, 2007, provides for the automatic renewal for successive one-year terms unless either party notifies the other to the contrary at least 90 days prior to its expiration. The employment agreement requires Mr. Manuel to devote substantially all of his time and attention to our business as necessary to fulfill his duties. Under the employment agreement, Mr. Manuel is currently entitled to an annual salary of $747,703 subject to annual cost of living increases. Mr. Manuel has accepted a reduction in salary to $400,000. The employment agreement also provides for the payment of bonuses in such amounts as may be determined by the board. Under the employment agreement, Mr. Manuel may terminate his employment upon 30 days’ notice. The employment agreement provides that in the event Mr. Manuel’s employment is terminated by us at any time for any reason other than justifiable cause, disability, or death, or we fail to renew the agreement at any time within two years following a “Change in Control of the Company,” we must pay Mr. Manuel his base salary, and permit participation in benefit programs for two years. In the event we elect not to renew the agreement (other than within two years following a “Change in Control of the Company”) we will pay Mr. Manuel a severance payment equal to the lesser of (i) two months’ salary plus one-sixth of his most recently declared bonus for each year he has been employed by the Company or (ii) one year’s annual salary. The employment agreement contains confidentiality provisions, whereby Mr. Manuel agrees not to disclose any confidential information regarding us, as well as non-competition covenants. The non-competition covenants survive the termination of Mr. Manuel’s employment for two years.

For purposes of the employment agreement, a “Change in Control of the Company” shall be deemed to occur if (i) there shall be consummated (x) any consolidation or merger of Cygne in which Cygne is not the continuing or surviving corporation or pursuant to which shares of Cygne common stock would be converted into cash, securities, or other property, other than a merger of Cygne in which the holders of our common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of our assets, or (ii) our stockholders shall approve any plan or proposal for liquidation or dissolution of Cygne, or (iii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), shall become the beneficial owner (within the meaning of Rule 13(d)(3) under the Exchange Act) of 40% or more of our outstanding common stock other than pursuant to a plan or arrangement entered into by such person and us, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire board of directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of the period.

The employment agreement also provides that if, in connection with a change of ownership or control of Cygne or a change in ownership of a substantial portion of our assets (all within the meaning of Section 280G (b)(2) of the Internal Revenue Code of 1986, as amended (the “Code”)), an excise tax is payable by the employee under Section 4999 of the Code, then we will pay to the employee additional compensation which will be sufficient to enable the employee to pay such excise tax as well as the income tax and excise tax on such additional compensation, such that, after the payment of income and excise taxes, the employee is in the same economic position in which he would have been if the provision of Section 4999 of the Code had not been applicable.

Mr. Green’s employment agreement, which was terminated by mutual agreement as of July 31, 2005, contained substantially similar provisions to Mr. Manuel’s employment agreement; provided that, Mr. Green’s annual salary under his agreement was $339,223, subject to annual cost of living increases. Mr. Green had accepted a salary reduction to $245,000 and has continued to receive such salary since July 31, 2005. In connection with the termination of Mr. Green’s employment agreement, he received a cash payment of $339,223 in lieu of all amounts which might be due and owing under his employment agreement, including any severance payments. Such payment was contingent on Mr. Green remaining employed by us and performing his customary functions as Senior Vice President – Chief Financial Officer, Treasurer and Secretary and assisting in the consummation of our purchase of certain assets of Diversified Apparel Resources, LLC. Notwithstanding the termination of Mr. Green’s employment agreement, he remains bound by the confidentiality and non-competition provisions which were contained in the agreement.

Compensation of Directors

Based upon the detailed analysis of the practices of companies within our peer group as well as emerging trends occurring within the director compensation arena, and other factors considered by the Board, the Board of Directors approved the following changes, effective November 29, 2005, to the cash compensation payable to our non-employee directors:

•	payment of a $8,000 annual retainer to each director;

•	payment of a $4,000 annual retainer to the members of each committee of the Board other than the audit committee;

•	payment of a $8,000 annual retainer to the members of the audit committee;

•	payment of a $2,000 annual retainer to the chair of each committee of the Board other than the chair of the audit committee;

•	payment of a $4,000 annual retainer to the chair of the audit committee; and

•	payment of a $1,000 meeting fee payable for each Board meeting and meeting of a committee of the Board attended.

Directors will also be reimbursed for expenses actually incurred in attending Board, stockholder and committee meetings.

Under the 2006 Incentive Plan, equity compensation will be provided to our non-employee directors on the following terms:

•	annual stock grants to each non-employee director of 5,000 shares of common stock on the first trading day following each annual meeting; and

•	an initial stock grant on the first trading day following a non-employee director’s initial appointment or election to the board for 25,000 shares of common stock.

The Company adopted a Stock Option Plan For Non-Employee Directors (the “Directors’ Plan”), pursuant to which options to acquire a maximum aggregate of 100,000 shares of Common Stock could be granted to non-employee directors. This Stock Option Plan expired on April 15, 2003 and no further options may be granted, although outstanding options remain in effect. Options granted under the Directors’ Plan do not qualify as incentive stock options within meaning of Section 422 of the Code. The Directors’ Plan provided for the automatic grant to each of the Company’s non- employee directors of (1) an option to purchase 10,000 shares of Common Stock on the date of such director’s initial election or appointment to the board of directors, and (2) an option to purchase 2,000 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on such anniversary date a non-employee director. The options have an exercise price of 100% of the fair market value of the Company’s common stock on the date of the grant, have a ten-year term, and become exercisable in four equal annual installments commencing on the first anniversary of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors’ Plan). The options may be exercised by payment in cash, check, or shares of common stock. On April 15, 1993 Mr. Groninger was elected as our director and was granted an option to purchase 10,000 shares of common stock at a purchase price of $4.00 per share, the fair market value of the common stock on the date of grant.

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

On January 20, 2006, under the 2006 Incentive Plan, the Company issued 60,000 shares of restricted Common Stock to directors, subject to vesting over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The shares were valued at $4.85 a share. The shares will also vest in full upon a Change in Control, as defined in the Plan, or upon the termination of the director’s service due to death or disability. In connection therewith, the Company recorded deferred compensation of $291,000, representing the fair value of the shares, which is being amortized over the vesting period. During the year ended January 31, 2006, approximately $36,000 was amortized.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of May 12, 2006 regarding the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than five percent of our outstanding common stock; (ii) each director and nominee for election as our director; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all of our directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

Name and Address	Amount and Nature of Beneficial Ownership of Our Common Stock (1)	Percentage of Our Common Stock
Hubert Guez (2)(3)	12,973,571	49.03%
Diversified Apparel Resources, LLC (3)	4,428,571	16.74%
Guez Living Trust dated December 6, 1996 (2)(4)	2,950,140	11.15%
James G. Groninger (5)	13,275	*
Guy Kinberg (6)	34,687	*
Michel Collet (7)	4,687	*
Bernard M. Manuel (8)	4,946,975	18.69%
Roy Green (9)	0	*
Directors and executive officers as a group (5 persons)	4,999,624	18.89%

*	Less than one percent
(1)	A person has beneficial ownership over shares if the person has voting or investment power over the shares or the right to acquire such power within 60 days. Investment power means the power to direct the sale or other disposition of the shares.
(2)	According to Schedule 13D filed May 17, 2006, of the 12,973,571 shares of Common Stock, (i) Mr. Guez directly owns 4,426,420 shares, (ii) 4,428,471 shares are held by Diversified Apparel Resources, LLC, of which Mr. Guez is a 32.2% owner and the manager and, as such, may be deemed to beneficially own the shares owned by Diversified Apparel, (iii) 1,570,915 shares are held by the Guez Living Trust dated December 6, 1996 of which Mr. Guez is co-trustee and co-beneficiary and, as such, Mr. Guez may be deemed to be the beneficial owner of the shares owned by the trust, (iv) 1,379,225 shares are owned by 215 GZ Partners which is 100% owned by The Guez Living Trust dated December 6, 1996, and accordingly Mr. Guez may be deemed to beneficially own the shares held by 215 GZ Partners, (v) 584,220 shares are owned by Griffin James Aron Guez Irrevocable Trust dated January 1, 1996 of which Mr. Guez’s son is the sole beneficiary and Mr. Guez’s mother, Marguerite Ester Guez, is the trustee, and as such, Mr. Guez may be deemed to beneficially own the shares owned by Griffin James Aron Guez Irrevocable Trust dated January 1, 1996, and (vi) 584,220 shares are owned by Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996 of which Mr. Guez’s son Stephen Guez is the trustee and sole beneficiary, and as such Mr. Guez may be deemed to beneficially own the shares owned by Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996. Mr. Guez disclaims beneficial ownership of the securities held by Diversified Apparel and Guez Living Trust except to the extent of his pecuniary interest therein. Mr. Guez disclaims beneficial ownership of the securities held by Griffin Guez Trust and Stephan Guez Trust.
Mr. Guez’s address is c/o Diversified Apparel Resources, LLC, 5804 E. Slauson Ave., Commerce, CA 90040.
(3)	The address of this entity is 5804 E. Slauson Ave., Commerce, CA 90040.
(4)	The address of this entity is c/o Diversified Apparel Resources, LLC, 5804 E. Slauson Ave., Commerce, CA 90040.
(5)	On January 20, 2006, Mr. Groninger received 22,500 shares of restricted common stock under the 2006 Incentive Plan. These shares vest over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006.Mr. Groninger’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, NY, NY 10036 .

(6)	On January 20, 2006, Mr. Kimberg received 18,750 shares of restricted common stock under the 2006 Incentive Plan. These shares vest over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. Mr. Kinberg’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, New York, New York 10036.
(7)	On January 20, 2006, Mr. Collet received 18,750 shares of restricted common stock under the 2006 Incentive Plan. These shares vest over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. Mr. Collet’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, New York, New York 10036
(8)	Mr. Manuel’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, New York, New York 10036.
(9)	Mr. Green’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, New York, New York 10036.

The following table sets forth information as of January 31, 2006 with respect to shares of the Company’s common stock that could have been issued under the Company’s equity compensation plans consisting of the 1993 Employee Stock Option Plan and the Company’s 1993 Non-Employee Director Plan. Both of these plans expired on April 15, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	500	$0.13	0
Equity compensation plans not approved by security holders	0	0	0
Total	500	$0.13	0

The Company has adopted the 2006 Incentive Plan, under which 3,000,000 shares of common stock may be issued. During the year ended January 31, 2006, the Company issued 60,000 shares of restricted stock to directors under the 2006 Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

We have adopted a policy requiring that any material transaction between us and persons or entities affiliated with officers, directors or principal common stockholders of our company to be on terms no less favorable to us than reasonably could have been obtained in arms’ length transactions with independent third parties and all transactions between us and related parties must be approved by our Audit Committee.

On July 31, 2005, we, Commerce Clothing Company LLC (whose name was subsequently changed to Diversified Apparel Resources, LLC [“Diversified Apparel”]), and the members of Diversified Apparel including Mr. Guez (“Guez”), Diversified Apparel’s managing member and Chief Executive Officer, entered into an asset purchase agreement (the “Agreement”), and simultaneously closed the transactions contemplated thereby, providing for the purchase by us from Diversified Apparel of the assets (the “Assets”) used in Diversified Apparel’s business of the designing, merchandising and wholesaling of branded and private label denim apparel (the “Acquired Business”), which includes, among other things, all of Diversified Apparel’s (i) tangible personal property, (ii) open purchase orders, (ii) New York showroom leases (for the property located on the fourth floor of 215 West 40th Street) and (iii) trademarks and intellectual property associated with the Acquired Business.

The Assets did not include any cash, accounts receivable, prepaid expenses, deposits (other than the lease deposit for the showrooms), inventories or stock of any Diversified Apparel subsidiaries.

Under the Agreement, we assumed the following liabilities of Diversified Apparel:

1.	any and all liabilities, obligations and commitments arising after the Closing under the Diversified Apparel agreements included in the Assets (including the Showroom Leases); and

2.	any liability or obligation arising from the operation of the Acquired Business, ownership of the Assets or showroom leases after the Closing Date.

In consideration for the Assets, we (i) issued to Diversified Apparel 10.5 million shares of our Common Stock, $0.01 par value per share, (ii) issued to Diversified Apparel a secured subordinated promissory note (the “Note”) in the principal amount of $47.5 million, (iii) paid $2 million in cash at the Closing and (iv) agreed to pay to Diversified Apparel $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005.

We entered into a Supply Agreement, which was subsequently amended, (the “Supply Agreement”) with AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Diversified Apparel. Under the Supply Agreement, AZT manufactures and supplies us with our entire requirements of branded and private label denim apparel of the type sold by Diversified Apparel (“Denim Products”) until at least July 31, 2007. Pricing under the Supply Agreement is based on providing us with certain gross margins on our sales of Denim Products. In the event that our purchase orders outstanding to Diversified Apparel exceed $7.5 million, we will advance Diversified Apparel 50% of all amounts exceeding $7.5 million. The net advances to Diversified Apparel for the year ended January 31, 2006 were approximately $1,272,000. Although AZT is obligated to deliver Denim Products ordered by us under the Supply Agreement, we have no obligation to source Denim Products from AZT. Diversified Apparel receives the apparel in its United States warehouse and retains the physical risk of loss while the inventory is in its possession. Each month, Diversified Apparel invoices us for the apparel that has been shipped to our customers. Before the end of each month, Diversified Apparel invoices to us the apparel that we estimate that we will ship to our customers in the subsequent month. Our purchases for the year ended January 31, 2006 were approximately $21,246,000. The third amendment to the Supply Agreement dated April 27, 2006, extends the expiration date of the Supply Agreement from January 31, 2007 to April 30, 2007 and removes the $7.5 million advance minimum requirement cited above.

We entered into a Distribution Agreement, which was subsequently amended, (the “Distribution Agreement”) with Diversified Apparel. Under the Distribution Agreement, Diversified Apparel provides us with certain distribution and operations services with respect to the Denim Products until July 31, 2007. As consideration for the services provided under the Distribution Agreement, we pay Diversified Apparel a fixed rate fee per apparel unit of Fifty Cents ($0.50), subject to increase based upon certain economic factors. In addition, we reimburse Diversified Apparel for packing material. We purchase all of our apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel receives this apparel in its United States warehouse and retains the physical risk of loss while the inventory is in its possession. Each month, Diversified Apparel invoices us for the apparel that has been shipped to our customers. Before the end of each month, Diversified Apparel invoices to us the apparel that we estimate that we will ship to our customers in the subsequent month. Our purchases were approximately $10,536,0000 and our fixed rate fees were approximately $1,672,000 for the year ended January 31, 2006. The second amendment to the Distribution Agreement extends the expiration date of the Distribution Agreement from January 31, 2007 to April 30, 2007.

We and Mr. Guez entered into a restrictive covenant agreement whereby we pay Mr. Guez one percent (1%) of net sales, not including non-denim sales to New York & Company, and not including sales of denim apparel resulting from subsequent business acquisitions.

We issued to Diversified Apparel a $47.5 million note bearing interest at 4.7% per annum. On January 3, 2006, we and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of principal due under the Promissory Note to Diversified Apparel, into 1,428,571 shares of the our common stock. Accordingly, we canceled the principal note payments due October 31, 2011, January 31, 2012 and April 30, 2012.

First Finish Inc., an affiliate of Mr. Guez, operates a fabric finishing testing and development facility in California. We use this facility to develop and test substantially all our fabric finishing. For the year ended January 31, 2006, we purchased services from First Finish of approximately $122,000.

As part of the Agreement, we, on July 31, 2005, hired approximately fifty (50) employees who worked for Diversified Apparel. Until January 1, 2006, the date that these employees were transferred onto our payroll, we reimbursed Diversified Apparel for all these employees’ related expenses.

Due to Related Parties is comprised of the following amounts.

(In thousands)
January 31, 2006
Due from Diversified Apparel—advances for inventory	$(1,272)
Due to Diversified Apparel—interest on note	1,120
Due to Diversified Apparel—deferred purchase price	250
Due to First Finish Inc.	66
Due to Mr. Guez - restricted covenant agreement	386

Subtotal	550
Secured subordinated promissory notes payable, at face Amount	40,000

Total	$40,550

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

	E & Y 2005	MC 2005	MC 2004
Audit fees (1)	$234,000	$84,184	$105,125
Audit related fees (2)	0	0	2,208
Tax planning fees	2,000	940	0
All other fees	0	2,488	0

Total fees	$236,000	$87,612	$107,333

(1)	Includes fees in connection with the audit of our annual consolidated financial statements, the filing of an S-2 selling stockholder registration statement, and reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q.
(2)	Represents fees billed for professional services rendered on general business matters.
(3)	Represents fees billed for professional services rendered on general strategic matters.

Relationship with Our Independent Registered Public Accounting Firm

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

Item 15. Exhibits

(a). Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Financial Statements Schedule” on page F-1.

(3) Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Mr. Guez, 215 GZ Partners, Guez Living Trust dated December 6, 1996, Griffin James Aron Guez Irrevocable Trust dated January 1, 1996, Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996 and Cygne Designs, Inc. * (1)

2.2	Asset Purchase Agreement, dated as of March 31, 2006, by and among Innovo Azteca Apparel, Inc., Innoco Group, Inc. and Azteca Production International, Inc. and Cygne Designs, Inc. * (8)

3.1	Amendment to Bylaws of Cygne Designs, Inc., effective as of July 31, 2005. * (1)

3.2	Certificate of Amendment of the Restated Certificate Of Incorporation Of Cygne Designs, Inc. * (7)

10.1	Registration Rights Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.2	Subordinated Secured Promissory Note, dated as of July 31, 2005, to Commerce Clothing Company LLC in an original principal amount of $47,500,000 * (1)

10.3	Security Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

Exhibit No.	Description
10.4	Stock Transfer Restriction Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Bernard Manuel and Cygne Designs, Inc. * (1)

10.5	Supply Agreement, dated as of July 31, 2005, by and between AZT International S. de R.L. de C.V. and Cygne Designs, Inc. * (1)

10.6	Restrictive Covenant Agreement, dated as of July 31, 2005, between Mr. Guez and Cygne Designs, Inc. * (1)

10.7	Distribution Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.8	Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (1)

10.9	Security Agreement – Goods and Chattels, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

10.10	Security Interest in Inventory Under Uniform Commercial Code Supplement to Financing or Factoring Contract, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

10.11	Guaranty, dated as of July 31, 2005, by Cygne Designs, Inc. in favor of Milberg Factors, Inc. * (1)

10.12	Client Subordination Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.13	Letter Agreement, dated as of July 31, 2005, by and between Roy Green and Cygne Designs, Inc. * (1)

10.14	Amendment to Supply Agreement, dated October 19, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LlC, and AZT International S. de R. L. de C.V. * (3)

10.15	Amendment to Registration Rights Agreement dated October 19, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC. * (3)

10.16	Lease between Blue River Associates, landlord and Cygne Designs, Inc. * (4)

10.17	Second Amendment to Supply Agreement, dated December 9, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (4)

10.18	Amendment to the Distribution Agreement, dated December 9, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (4)

10.19	Note Conversion Agreement, dated as of January 3, 2006, by and between Cygne Designs, Inc. and Diversified Apparel Resources LLC *(6)

10.20	Cygne Designs, Inc. 2006 Incentive Plan *(7)

10.21	Form of Restricted Stock Agreement for Non-Employee Directors under the 2006 Incentive Plan *(7)

10.22	Amendment to Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (8)

Exhibit No.	Description
31.1	Certification of Principal Executive Officer (9)

31.2	Certification of Principal Financial Officer (9)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

99.1	Revised Audit Committee Charter of the Audit Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.2	Charter of the Compensation and Stock Option Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.3	Charter of the Nominating and Corporate Governance Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company no November 29, 2005 * (5)

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the following documents:
(1)	Company’s 8-K filed on August 4, 2005
(2)	Company’s 8-K filed on September 22, 2005
(3)	Company’s 8-K filed on October 21, 2005
(4)	Company’s Form 10-Q filed on December 15, 2005
(5)	Company’s 8-K filed on December 5, 2005
(6)	Company’s 8-K filed on January 5, 2006
(7)	Company’s 8-K filed on January 26, 2006
(8)	Company’s 10-K filed on May 1, 2006
(9)	Filed herewith

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

May 24, 2006	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board
and Chief Executive Officer

May 24, 2006

	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President,
Chief Financial Officer and Treasurer and Secretary

May 24, 2006

	By:	/s/ James Groninger
James Groninger, Director

May 24, 2006

	By:	/s/ Michael Collet
Michael Collet, Director

May 24, 2006

	By:	/s/ Guy Kinberg
Guy Kinberg, Director