Form 10-Q
period 2006-04-30
CYGNE DESIGNS INC
filed 2006-06-14
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

No Change

(Former name, address, and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 24,462,109 shares as of June 10, 2006.

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	April 30, 2006	January 31, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$103	$977
Trade accounts receivable	114	70
Due from factor	290	—
Inventories	5,531	4,489
Marketable securities	42	23
Other receivables and prepaid expenses	280	306

Total current assets	6,360	5,865
Fixed assets, net	710	724
Intangible assets, net	2,303	2,475
Goodwill	66,576	66,576
Deposits	68	68

Total assets	$76,017	$75,708

Liabilities and Stockholders’ Equity
Current liabilities:
Due to factor	$—	$444
Current portion of long term note payable to a related party	1,500	729
Due to related parties, net	2,102	550
Accounts payable	601	1,524
Accrued expenses	1,094	967
Income taxes payable	593	585

Total current liabilities	5,890	4,799
Secured subordinated promissory note payable to a related party, net	28,162	28,420

Total liabilities	34,052	33,219

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 and 25,000,000 shares authorized: 24,462,109 and 24,454,459 shares issued and outstanding, at April 30, 2006 and January 31, 2006, respectively	245	245
Paid-in capital	160,832	161,046
Deferred compensation	—	(255)
Accumulated other comprehensive loss	2	(17)
Accumulated deficit	(119,114)	(118,530)

Total stockholders’ equity	41,965	42,489

Total liabilities and stockholders’ equity	$76,017	$75,708

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	For the Three Months Ended
	April 30, 2006	April 30, 2005
	(Unaudited)
Net sales	$20,895	$5,555
Cost of goods sold	15,931	4,923

Gross profit	4,964	632
Selling, general and administrative expenses	4,036	708
Depreciation and amortization	204	17
Provision for restructuring	—	102

Income (loss) from operations before interest and income taxes	724	(195)
Interest income	—	(9)
Interest expense including amortization of debt discount	1,290	—

Loss from operations before income taxes	(566)	(186)
Provision for income taxes	18	5

Net loss	$(584)	$(191)

Net loss per share-basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic	24,456	12,438

Diluted	24,456	12,438

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For The Three Months Ended April 30, 2006

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 31, 2006	24,455	$245	$161,046	$(255)	$(17)	$(118,530)	$42,489
Net loss for the three months ended April 30, 2006	—	—	—	—	—	(584)	(584)
Unrealized gain on marketable securities	—	—	—	—	19	—	19

Comprehensive loss for the three months ended April 30, 2006	—	—	—	—	—	—	(565)
Exercise of stock options	7	—	1	—	—	—	1
Stock-based compensation	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	36	—	—	36
Adoption of FAS 123R	—	—	(219)	219	—	—	—
Balance at April 30, 2006 (unaudited)	24,462	$245	$160,832	$—	$2	$(119,114)	$41,965

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended
	April 30, 2006	April 30, 2005
	(Unaudited)
Operating activities
Net (loss)	$(584)	$(191)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of fixed assets	32	66
Amortization of intangible assets	172	—
Amortization of debt discount	513	—
Allowance for customer chargebacks and trade discounts	(859)	—
Non-cash stock compensation	40	—
Changes in operating assets and liabilities:
Trade accounts receivable	(44)	(397)
Inventories	(1,042)	586
Other receivables and prepaid expenses	26	153
Deposits	—	(8)
Accounts payable	(923)	1,330
Accrued expenses	127	(28)
Income taxes payable	8	(3)
Due to related parties	1,802	—

Net cash (used in) provided by operating activities	(732)	1,508

Investing activities
Purchase of denim business	(250)	—
Purchase of fixed assets	(18)	(11)

Net cash used in investing activities	(268)	(11)

Financing activities
Exercise of stock options	1	—
Advances from factor	19,114	—
Repayments of advances to factor	(18,989)	—

Net cash provided by financing activities	126	—

Net (decrease) increase in cash and cash equivalents	(874)	1,497
Cash and cash equivalents at beginning of period	977	3,575

Cash and cash equivalents at end of period	$103	$5,072

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Three Months Ended
	April 30, 2006	April 30, 2005
	(Unaudited)
Supplemental Disclosures of Cash Flow Information
Income taxes paid	$10	$8

Interest paid	$307	$—

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Cygne Designs, Inc. Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly Cygne Designs’s financial position, results of operations and cash flows for the interim period presented. Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2007. The balance sheet at January 31, 2006 has been derived from the audited financial statements at that date.

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

Marketable Securities

The Company’s marketable securities are comprised of public corporate securities at April 30, 2006 and January 31, 2006. All investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses are included as a separate component of stockholders’ equity, except when a decline in the value of a security is believed to be other than temporary.

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

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. For the three months ended April 30, 2006, inventories include prepayments pursuant to the Supply and Distribution Agreements with Diversified Apparel. See footnote 2.

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

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes allowances for customer chargebacks and trade discounts. Such reserves amounted to $1,103,000 and $1,962,000 at April 30, 2006 and January 31, 2006, respectively.

Cost of Goods Sold

Cost of goods sold includes costs of finished products purchased from Diversified Apparel and costs of products manufactured in the Company’s Guatemalan facility. Manufacturing costs of products manufactured in the Company’s Guatemala facility are comprised of raw materials, raw material special treatments, direct labor and manufacturing overhead.

Selling, General and Administrative Expenses

Selling general and administrative expenses (“SG&A”) include expenses related to compensation, selling commissions, travel and entertainment, samples, rent, office expenses, professional fees, insurance, restrictive covenant fees, factor fees, director fees and other public company expenses. All of the Company’s restrictive covenant fees and distribution expenses during the three months ended April 30, 2006 were incurred under either the Restrictive Covenant Agreement or the Distribution Agreement with Diversified Apparel as described in Note 2.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred and included in the category of SG&A. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of operations amounted to approximately $200,000 for the three months ended April 30, 2006. There were no such costs in the three months ended April 30, 2005. The Acquired Company, described in Note 2, incurred all of the product design costs.

Interest Expense

For the three months ended April 30, 2006, interest expense is comprised of interest payable on the secured subordinated promissory note, interest on advances from factor, and amortization of the discount on the secured subordinated promissory note. For the three months ended April 30, 2005, there was no interest expense.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the U.S. Dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.

Net Income (Loss) Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128 “Earnings Per Share”. Basic loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of options convertible into an aggregate of approximately 486 and 21,000 common shares as of April 30, 2006 and April 30, 2005, respectively, are not included, as the inclusion of such would be anti-dilutive for all periods presented.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of net income (loss) and unrealized gain (loss) on marketable securities for the three months ended April 30, 2006 and January 31, 2006.

Stock Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The Company has adopted the modified prospective application method of SFAS No.123(R), effective February 1, 2006, and the adoption of SFAS No. 123(R), had an immaterial impact on its consolidated results of operations and earnings per share. As a result of the adoption, the Company has reclassified $219,000 from Deferred Compensation to paid-in capital.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB 43, Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company has adopted SFAS 154 for the fiscal year ended January 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s financial condition, results of operations or cash flows.

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

In consideration for the Assets, Cygne (i) issued to Diversified Apparel 10.5 million shares of its Common Stock, $0.01 par value per share, (ii) issued to Diversified Apparel a secured subordinated promissory note (the “Note”) in the principal amount of $47.5 million, (iii) paid $2 million in cash at the Closing and (iv) agreed to pay to Diversified Apparel $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing August 2005. On January 3, 2006, the Company and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of the principal amount of the Note to Diversified Apparel into 1,428,571 shares of the Company’s common stock at the rate of $5.25 per share.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Acquisition of Company (continued)

The following table shows the Company’s unaudited pro forma consolidated results of operations for the three months ended April 30, 2005 assuming that the Diversified Apparel acquisition had occurred at the beginning of the 2005 fiscal year.

	(In thousands, except per share amounts)
	Three Months Ended
	4/30/06 Actual	4/30/05 Pro forma
Net revenues	$20,895	$20,624
Net (loss) income	$(584)	$505
Net (loss) income per share—basic and diluted	$(0.02)	$0.04

3. Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The related unrealized holding gains and losses are excluded from operations and recorded in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets. At April 30, 2006 and January 31, 2006, the gross unrealized gain (loss) was approximately $2,000 and ($17,000), respectively. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in other expense.

The following table summarizes the marketable securities as of April 30, 2006 and January 31, 2006:

	Cost or Amortized Cost	Gross Unrealized Gain/(Loss)	Gross Recorded Gain/(Loss)	Estimated Fair Value
Marketable securities, January 31, 2006	$215,000	$(17,000)	$(175,000)	$23,000
Marketable securities, April 30, 2006	40,000	2,000	—	$42,000

4. Credit Facilities

Effective July 31, 2005, the Company began to use Milberg Factors, Inc. (“Milberg”) for credit administration and cash flow purposes.

The Company and Milberg entered into a one-year factoring agreement effective July 31, 2005, as amended on January 31, 2006. Under the factoring agreement, the Company sells to Milberg without recourse all of Cygne receivables which are acceptable to Milberg. Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade and cash discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The factoring agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

through January 31, 2006 and at least $3 million thereafter. Cygne was in default with regard to this covenant at January 30, 2006 for which Cygne obtained a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million thereafter. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The Company is in compliance with all covenants at April 30, 2006 and January 31, 2006. The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the three months ended April 30, 2006 were approximately $142,000.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to Cygne. In addition, upon Cygne’s request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to Cygne’s credit on Milberg’s books in excess of a reserve. Milberg may charge interest on any monies remitted or otherwise advanced or charged to Cygne’s account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at April 30, 2006 was 7.75%). As security for all of Cygne’s obligations to Milberg, Cygne granted to Milberg a continuing security interest in substantially all of its property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to its Secured Subordinated Promissory Note.

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

Due from factor, net of factor advances and allowances for chargebacks and other deductions, as shown on the balance sheets are summarized below. Factored receivables of $11,496,000 and $17,909,000 at April 30, 2006 and January 31, 2006, respectively, are without recourse and no factored receivables are with recourse.

	(In thousands)
	April 30, 2006	January 31, 2006
Outstanding factored receivables	$11,496	$17,909
Less, factor advances	(10,103)	(15,851)
Less, allowances for chargebacks and other deductions	(1,103)	(2,502)

Due from (to) factor, net of factor advances and reserves for chargebacks and other deductions	$290	$(444)

The average factor advances for the three months ended April 30, 2006 were approximately $14,044,000 and the highest advance during this period was approximately $17,246,000.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Inventories

Inventories consist of the following:

	(In thousands)
	April 30, 2006	January 31, 2006
Raw materials and Work-in-Process	$3,793	$1,140
Finished goods	1,738	3,349

Total	$5,531	$4,489

The raw materials inventory includes prepayments of $ 3,037,000 at April 30, 2006 pursuant to the Supply and Distribution Agreements with Diversified Apparel. Finished goods consist primarily of merchandise shipped to customers in May 2006.

6. Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	(In thousands)
	April 30, 2006	January 31, 2006	Estimated Useful Lives
Land	$258	$258
Building and building improvements	117	117
Leasehold improvements	281	278	Life of lease
Equipment, furniture, and fixtures	259	244	2-7 years

	915	897
Less accumulated depreciation and amortization	205	173

	$710	$724

Depreciation and amortization expense for fixed assets was approximately $32,000 and $64,000 for the three months ended April 30, 2006 and April 30, 2005, respectively. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded a 100% impairment charge against its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value, not subject to depreciation, for its building and building improvements in its Guatemala facility.

7. Note Payable to Related Party

Secured Subordinated Promissory Note to Diversified Apparel (the “Note”)

In connection with the acquisition of Diversified Apparel, the Company issued a secured subordinated promissory note to Diversified Apparel, a related party. The maturity date of the Note is April 30, 2012 (the “Maturity Date”). The Note bears interest at 4.7% per annum, compounded annually. Interest and principal on the Note are payable quarterly commencing on October 31, 2006. The principal amount of the Note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Note Payable to Related Party (continued)

payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., Cygne is required to use fifty percent of the net proceeds of any sale of its debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of its equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the Note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of one percent (1%) of the prepayment. During the year ended January 31, 2006, Cygne issued common stock to repay $7,500,000 of the face amount of the note, effectively reducing future payments to be made. See Note Conversion Agreement below.

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

The Company obtained a third-party valuation to determine the fair value of the note for the purposes of determining the purchase price of the Acquisition. As a result, the Company recorded a debt discount of $14,200,000 to reduce the carrying value of the note to fair value. The discount is being amortized to interest expense over the term of the loan. During the three months ended April 30, 2006, $513,000 of debt discount amortization was recorded.

Note Conversion Agreement

On January 3, 2006, the Company and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of the principal amount of the Promissory Note to Diversified Apparel into 1,428,571 shares of the Company’s common stock at the rate of $5.25 per share. Accordingly, the Company canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012. The following schedule sets forth required minimum future principal payments required on the Note, as adjusted for the above conversion. Payments will be made on a quarterly basis, commencing October 31, 2006, in ten equal payments of $1,500,000 each, followed by ten equal payments of $2,500,000 each. In connection with the conversion of the $7,500,000 of the note, a loss on extinguishment (recorded as a component of interest expense) of approximately $2,063,000 was recorded representing the pro-rata unamortized discount.

As January 31, 2006, future minimum principal repayments required under the secured subordinated promissory note are as follows:

Year Ended January 31:	Principal	Note Discount Amortization	Total Principal Payments
2007	$729,000	$2,271,000	$3,000,000
2008	3,214,000	2,786,000	6,000,000
2009	3,476,000	2,524,000	6,000,000
2010	7,953,000	2,047,000	10,000,000
2011	8,832,000	1,168,000	10,000,000
Thereafter	4,945,000	55,000	5,000,000

	$29,149,000	$10,851,000	$40,000,000

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Note Payable to Related Party (continued)

The Note bears interest at 4.7%, and the Company expects to record approximately $7,613,000 of interest over the remaining life of the loan, with payments commencing in the year ended January 31, 2007, as shown in the following table:

Year Ended January 31:
2007	$3,016,000
2008	1,633,000
2009	1,354,000
2010	997,000
2011	526,000
Thereafter	87,000

$7,613,000

8. Stock Options

At April 30, 2006, 500 options were outstanding under the Company’s 1993 Stock Option Plan for Non-Employee Directors, which expired April 15, 2003. The outstanding options have an expiration date of 2013.

On January 20, 2006, the stockholders of Cygne approved the Company’s 2006 Incentive Plan (the “Plan”) to enable the Company to attract, motivate, reward, and retain key personnel through the use of equity-based and cash incentive compensation awards. Subject to adjustment for recapitalization events, a total of 3,000,000 shares of the Company’s Common Stock may be issued under the Plan, exclusive of shares repurchased, forfeited, or otherwise canceled. No employee may be granted options to purchase more than 600,000 shares under the Plan in a single calendar year. With respect to performance-based awards not valued by reference to the Company’s Common stock at date of grant, the maximum amount that may be earned by any employee during any calendar year is $1,000,000. Any unused portion of the annual limitations on awards that may be earned by an employee shall be carried forward on a cumulative basis. No options have been granted under the Plan to date.

On January 20, 2006, the Company issued 60,000 shares of restricted Common Stock to directors, subject to vesting over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The shares were valued at $4.85 a share. The shares will also vest in full upon a Change in Control, as defined in the Plan, or upon the termination of the director’s service due to death or disability. In connection therewith, the Company recorded deferred compensation of $291,000, representing the fair value of the shares, which is being amortized over the vesting period. During the three months ended April 30, 2006, approximately $36,000 was amortized.

During the three months ended April 30, 2006, a director exercised options to purchase 7,650 shares at strike prices ranging from of $0.08 to $0.23.

Prior to February 1, 2006, the Company accounted for the above plans under the recognition and measurement provisions of APB Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123 (revised 2004) (“SFAS 123”), “Accounting for Stock-

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Stock Options (continued)

Based Compensation.” No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended April 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123R”), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended April 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. The overall effect of the transition was immaterial.

The Company recognized stock-based compensation related to vesting for stock options previously awarded and previously recorded using the intrinsic-value method. For the three months ended April 30, 2006, the amount of stock based compensation was $3,792. During the quarters ended April 30, 2006 and 2005, no stock options were granted.

As a result of adopting SFAS 123R on February 1, 2006, the Company’s loss before income taxes and net loss for the three months ended April 30, 2006, are $3,792 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended April 30, 2006 was $0.02, with no change due to the Company adopting SFAS 123R during the quarter.

The following table summarizes information about stock options outstanding at April 30, 2006:

	Outstanding			Exercisable (Vested)
Exercise price	Number of options	Weighted average remaining years of contractual life	Weighted average Exercise price	Number of options	Weighted average exercise price
$0.13	500	6.96	$0.13	—	—

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding awards for the quarters ended April 30, 2006 and 2005. Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS 123R the Company’s net loss and loss per share would have been increased to the pro forma amounts as follows:

	(In thousands except per share amounts)
	For the Quarter Ended April 30, 2006 (actual)	For the Quarter Ended April 30, 2005 (pro forma)
Net loss, as reported	$(584)	$(191)
Add: stock-based employee compensation expense included in reported in net loss	4	—

Deduct: stock-based employee compensation expense determined under fair value method	(4)	(6)

Net loss	$(584)	$(197)

Basic and diluted loss per share, as reported	$(0.02)	$(0.02)

Basic and diluted loss per share, pro forma	$(0.02)	$(0.02)

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Stock Options (continued)

The fair value for the options was estimated at the date of grant using the Black-Scholes option-pricing model.

At April 30, 2006, 500 options and 60,000 shares of restricted stock and at January 31, 2006, 8,150 options and 60,000 shares of restricted stock were omitted from the earnings per share calculation as their effect was anti-dilutive.

9. Concentrations of Risk

For the three months ended April 30, 2006 sales to New York & Company, JC Penney and Kohl’s accounted for approximately 6.5%, 29.8% and 22.1%, respectively, of Cygne’s net sales. For the three months ended April 30, 2005, sales to New York & Company accounted for 92% of Cygne’s net sales.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries). The occurrence of certain of these factors in Guatemala in which Cygne owns a manufacturing facility could result in a loss of the Company’s investment located in this country.

The Company has entered into a Supply Agreement and a Distribution Agreement with Diversified Apparel. Diversified Apparel, under the terms of these Agreements, supplies the Company with all of its product and all of its distribution services.

10. Related Party Transactions

Cygne has entered into agreements at July 31, 2005, as subsequently amended, with companies controlled by its largest shareholder, Mr. Guez. See Notes 2, 7 and 14 or further information.

Under the terns of the Supply Agreement, as amended: AZT International S. de R.L. de C.V. (“AZT’), an affiliate of Mr. Guez, manufactures branded and private label denim apparel for Cygne in Mexico at specified gross margins to Cygne.

The second amendment to the Supply Agreement with an effective date of July 31, 2005 between Cygne and Diversified Apparel specifies that AZT will ship its manufactured apparel to the United States and invoice Diversified Apparel, an affiliate of Mr. Guez. Diversified Apparel retains the physical risk of loss while the inventory is in its possession and invoices Cygne for the apparel once it has been shipped to Cygne’s customers. Before the end of each month, Diversified Apparel invoices Cygne for the apparel it has on hand that Cygne estimates that it will ship to its customers in the subsequent month. This third amendment to the Supply Agreement dated April 27, 2006, extends the expiration date of the Supply Agreement from January 31, 2007 to April 30, 2007, and if not renewed, AZT will invoice Cygne directly for all inventory on hand as specified in the Supply Agreement. The apparel purchased from Diversified Apparel for the three months ended April 30, 2006 was $6,529,000. At all times, Cygne is subject to obsolescence risk.

The Supply Agreement states that if the purchase orders outstanding from Cygne under the Supply Agreement equal or exceed $7.5 million, Cygne will advance to Diversified Apparel, at Diversified’s request, 50% of any such amounts exceeding $7.5 million in order to finance production. The third amendment to the Supply Agreement dated April 27, 2006 states that Cygne will advance to Diversified Apparel, at Diversified’s request, 50% of the amount of purchase orders outstanding. During the three months ended April 30, 2006, Cygne made advances of approximately $3,037,000 to Diversified Apparel. This advance is shown as a component of inventory.

The Distribution Agreement: Diversified Apparel provides distribution and operations services for Cygne. The distribution cost for the three months ended April 30, 2006 was $872,000 and is included in Selling, General and Administrative expenses in the statement of operations. In addition, the cost of the packing materials

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

purchased from Diversified Apparel during the three months ended April 30, 2006 was approximately $100,000, and is included in Selling, General and Administrative expenses in the statement of operations. An amendment to the Distribution Agreement with an effective date of July 31, 2005 between Cygne and Diversified Apparel specifies that Cygne will purchase all of its apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel will receive this apparel in its United States warehouse and retain the physical risk of loss while the inventory is in its possession. Diversified Apparel will invoice Cygne for the apparel that has been shipped to Cygne’s customers. Before the end of each month, Diversified Apparel will invoice to Cygne the apparel that Cygne estimates that it will ship to its customers in the subsequent month. This second amendment to the Distribution Agreement dated April 27, 2006, extends the expiration date of the Distribution Agreement from January 31, 2007 to April 30, 2007. The apparel purchased from Diversified Apparel under this arrangement for the three months ended April 30, 2006 was $5,799,000. At all times, Cygne is subject to obsolescence risk.

Restrictive Covenant Agreement: Cygne and Mr. Guez entered into a restrictive covenant agreement whereby Cygne pays Mr. Guez one percent (1%) of net sales, not including non-denim sales to New York & Company, and not including sales of denim apparel resulting from subsequent business acquisitions. The Company recorded a charge under the agreement of $191,000 for the three months ended April 30, 2006. The amounts due to Mr. Guez were $478,000 and $386,000, at April 30, 2006 and January 31, 2006, respectively, and were included in Due to Related Parties.

Secured Subordinated Promissory Note: In connection with the acquisition of the denim business from Diversified Apparel. Cygne issued to Diversified Apparel a $47.5 million note bearing interest at 4.7% per annum. On January 3, 2006, the Company and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of principal due under the Promissory Note to Diversified Apparel, into 1,428,571 shares of the Company’s common stock. Accordingly, Cygne canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012.

The Company recorded interest expense for the three months ended April 30, 2006 of $470,000, exclusive of the amortization of the note discount. Amortization of discount on the notes charged to interest expense was approximately $513,000 during the three months ended April 30, 2006, and none in the three months ended April 30, 2005.

The Company intends to file a registration statement for 13,928,571 shares or 52.6% of the shares outstanding at April 30, 2006 and is obligated to use commercially reasonable efforts to have the registration statement to be declared effective by the Securities and Exchange Commission no later than June 30, 2006.

First Finish Inc., an affiliate of Mr. Guez, operates a fabric finishing testing and development facility in California. The cost for services rendered to Cygne by First Finish Inc. for the three months ended April 30, 2006 was approximately $59,000. Payments to reduce prior amounts due to First Finish, Inc. during the three months ended April 30, 2006 was $91,000.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

Due to Related Parties is comprised of the following amounts.

	(In thousands)	(In thousands)
	April 30, 2006	January 31, 2006
Due from Diversified Apparel—advances for inventory. Effective April 30, 2006, advances for inventory shown as Inventory	$—	$(1,272)
Due to Diversified Apparel—interest on secured subordinated promissory note payable	1,590	1,120
Due to Diversified Apparel—deferred purchase price	—	250
Due to First Finish Inc.	34	66
Due to Mr. Guez - restricted covenant agreement	478	386

Subtotal	2,102	550
Secured subordinated promissory notes payable, at face amount	40,000	40,000

Total	$42,102	$40,550

The categories of the related party charges are:

		(In thousands)
Statement Placement See below		Three Months Ended April 30, 2006
1	Supply Agreement	$6,529
1	Distribution Agreement relating to purchase of imported goods	5,799
2	Distribution Agreement relating to distribution expenses	872
2	Distribution Agreement relating the purchase of packing materials	100
2	Restrictive Covenant Agreement	191
3	Interest on Secured Subordinated Promissory Note	470
2	The First Finish, Inc.	59

	Total	$14,020

The categories identified above are shown in the financial statement under the following captions.

Statement Placement
1	Cost of goods sold
2	Selling, general and administrative expenses
3	Interest expense

In addition, as of April 30, 2006 and January 31, 2006, the Company has outstanding short-term purchase order commitments to Diversified Apparel for approximately $27,801,000 and $27,257,000, respectively.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Litigation

Litigation

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

12. Income Taxes

The provision for income taxes for the three months ended April 30, 2006 and April 30, 2005 was $18,000 and $5,000, respectively. The provision for both periods was comprised of minimum state and local taxes. These amounts differ from the federal statutory rate of 34% and the Company’s normal effective state and local tax rate of 6% (for a total tax rate of 40%) due primarily to the expected reduction of the valuation allowance against deferred tax assets, including net operating loss carryforwards. A full valuation allowance has been provided against deferred tax assets.

13. Subsequent Event

On March 31, 2006, Cygne entered into an Asset Purchase Agreement (“APA”) with Innovo Group, Inc. (“Innovo”) and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo. Azteca Productions International, Inc. (“Azteca Productions”), is a party to certain ancillary agreements related to the APA because they are an interested party in the transaction. Cygne closed this transaction on May 12, 2006.

Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the APA, Innovo sold to Cygne certain assets related to its private label apparel division. These assets were purchased by Innovo from Azteca Productions in July, 2003 pursuant to an asset purchase agreement referred to as the Blue Concept Asset Purchase Agreement.

On July 31, 2005, Cygne acquired certain assets of Diversified Apparel Resources, LLC (formerly named Commerce Clothing Company LLC), a limited liability company whose managing member and Chief Executive Officer is Mr. Guez, who is also one of Innovo’s stockholders, a principal stockholder of Azteca Productions and a party to the Blue Concept Asset Purchase Agreement that Innovo originally entered into for its purchase of the private label division from Azteca Productions. Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of shares, personally, through various trusts and Diversified, approximately 49% of the outstanding shares of Cygne’s common stock.

The assets acquired by Cygne include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, Cygne agreed to assume certain liabilities associated with Innovo’s private label division, including, the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with Innovo’s outstanding purchase orders and inventory schedules listed in the APA, and the obligations to continue to pay the earn out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities including the remaining unpaid principal amount of the original promissory note but excluding any amounts which might be owed under the earn-out, which will represent the purchase price for the transaction, is approximately $10,000,000, subject to certain permitted adjustments related to the aggregate value of liabilities Innovo may owe to Azteca Productions as of the closing date and payment of certain audit related fees. The APA contains customary terms

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Subsequent Event (continued)

and conditions, including, among other things, indemnification provisions, representations and warranties and pre-closing and post-closing covenants. In connection with the APA, Cygne entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC (the “Letter Agreement”). Pursuant to the Letter Agreement and in connection with the closing of the Transaction, on May 12, 2006 Cygne issue 1,000,000 shares of its common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares (the “Shares”) in lieu of assuming the remaining outstanding balance of the Promissory Note issued by Innovo to Azteca Productions. Under the Letter Agreement, the Shares have piggy-back registration rights on any future registration statements on Form S-3 filed by Cygne. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such Shares until the close of trading on April 23, 2007 (the “Lock-Up Period”). In addition, 250,000 of the Shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez (the “Escrow Shares”) were placed in an escrow account until the expiration of the Lock-Up Period, with the Escrow Shares being returned to Cygne in the event the Cygne Common Stock is traded on NASDAQ (or any other stock exchange, market or trading facility on which the Shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the Lock-Up Period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all references to the periods ended prior to July 30, 2005 are to our fiscal year that commenced in that calendar year and ending on the Saturday closest to January 31 of the following year. Effective October 31, 2005, we changed from a thirteen-week quarterly reporting period to last day of month quarterly reporting period, with our fiscal year now ending on January 31 of each year. The change was made to conform to the quarterly accounting periods of other major apparel companies. The change did not have a material impact on our financial condition, results of operations, or cash flows.

Overview

On July 31, 2005, we acquired from Diversified Apparel its business of designing, merchandising, and distributing of branded and private label denim apparel pursuant to an asset purchase agreement (“Acquired Business”).

The assets we acquired from Diversified Apparel included:

Diversified Apparel’s:

•	tangible personal property;

•	open purchase orders;

•	New York showroom leases for the property located on the fourth floor of 215 West 40th Street; and

•	trademarks and intellectual property associated with the Acquired Business.

In consideration for the assets we acquired from Diversified Apparel, we:

•	issued to Diversified Apparel 10,500,000 shares of our common stock;

•	issued to Diversified Apparel a secured subordinated promissory note in the principal amount of $47.5 million;

•	paid $2 million in cash to Diversified Apparel on the closing date; and

•	agreed to pay to Diversified Apparel deferred purchase price payments totaling $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005. Although we were permitted to defer payment of the first through fifth installments of such monthly payments may be deferred for up to 180 days each, to the extent that our Board of Directors determined in its good faith sole discretion that any or all of such first through fifth installments of such monthly payments would adversely affect our business or financial condition, and we initially deferred the August payment. Our board of directors subsequently determined that payments of the August 2005 through the December 2005 installments would not adversely affect our business and financial condition and accordingly has made these payments to Diversified Apparel. We made the last of the seven required payments of $250,000 in February 2006.

•	On January 3, 2006, we issued 1,428,571 shares of our common stock in payment of $7.5 million principal amount of the secured subordinated promissory note.

We also entered into several related agreements, including a registration rights agreement, a distribution agreement, a stock transfer restriction agreement and a restrictive covenant agreement. Also in connection with this acquisition, we entered into a factoring agreement with Milberg Factors, Inc. The supply and distribution arrangements govern purchases of Diversified Apparel products by us, as well as related advances for inventory purchases. The restrictive covenant agreement sets forth agreed-upon non-competition covenants between Mr. Guez and us. The Registration Rights Agreement required us to use reasonable commercial efforts to register securities issued as a part of the acquisition price for the Acquired Business within a specified time frame. Notes 1 and 12 to the Consolidated Financial Statements provide detailed explanations of each these agreements.

As the result of our acquisition, we are now a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, causal and career apparel with sales to retailers located in the United States. Our major customers include New York & Company, Inc. (“NY&C”), JC Penney and Kohl’s. As a private label manufacturer, we produce apparel upon orders from our customers for sale under the customers’ own labels, rather than producing our own inventory of apparel for sale under a brand name. Our branded products are sold under the names “Hippie”, “Hint Jeans” and “Voyou”.

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

We historically have been dependent on one or more key customers. A significant portion of our sales has been to NY&C. Sales to NY&C accounted for approximately 32% and 82%, of our net sales for the years 2005 and 2004, respectively. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2004 fiscal year, our sales to NY&C would have accounted for approximately 19% and 49% respectively of our net sales for the years 2005 and 2004.

For the three months ended April 30, 2006 sales to New York & Company, JC Penney and Kohl’s accounted for approximately 6.5%, 29.8% and 22.1%, respectively, of our net sales. For the three months ended April 30, 2005, sales to New York & Company accounted for approximately 92% of our net sales. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2005 fiscal year, our sales to NY&C, JC Penney and Kohl’s would have accounted for approximately 25%, 17% and 17% of our net sales for the quarter ended April 30, 2005.

Although we have long-established relationships with our key customers, NY&C and, through our acquisition of Diversified Apparel’s business, JC Penney and Kohl’s, we do not have long-term contracts with these customers, Our future success will be dependent upon our ability to attract new customers and to maintain our relationships with our present customers. We continue to strive to maintain our positive working relationships with our customers by providing on-time deliveries of quality products.

We cannot assure you that our major customers-NY&C, JC Penney or Kohl’s-will continue to purchase merchandise from us at the same rate as they have historically purchased merchandise from us or Diversified Apparel, respectively, or at all in the future, or that we will be able to attract new customers. In addition, our major customers have the ability to exert significant control over our business decisions, including prices.

Effective January 1, 2005, the United States (“US”) discontinued textile import quotas affecting the products sourced by us. As a result, the US total imports in 2005 from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The US has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. Notwithstanding the safeguard program, our results of operations for products manufactured in Guatemala have been adversely affected for the year 2005 and the first quarter of 2006. We anticipate that our results of operations for products manufactured in Guatemala will continue to be adversely affected for the remainder of year 2006. The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan facility.

The Central American countries, which include Guatemala, and the US, have negotiated a Central America Free Trade Agreement (“CAFTA”). CAFTA, which was signed by U.S. on August 2, 2005, will allow the U.S. duty free imports from Guatemala if the woven fabric is manufactured using U.S. yarn. The Republic of Guatemala needs to ratify CAFTA in order for the treaty to become effective. We anticipate that, over time, CAFTA may make Guatemala more competitive with imports from China in the categories manufactured by us in Guatemala. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded an impairment charge against its building, building improvements, equipment, furniture and fixtures at its Guatemalan facility.

We have in the past incurred costs in restructuring our operations due to the loss of customers. We are continuing to review our existing business operations and could incur additional costs in the future associated with the further restructuring of our operations.

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

In March 2006, we were informed that the Securities and Exchange Commission (the “Commission”) had commenced a nonpublic formal investigation in December 2005 with respect to certain trading in our Common Stock during the period preceding the April 19, 2005 announcement that we had entered into preliminary discussions to acquire the branded and private label denim clothing supply business of Commerce Clothing Company, LLC (which, after the closing of the acquisition, changed its name to, and conducts its non-acquired businesses under the name, Diversified Apparel Resources, LLC). We have cooperated with the Commission’s investigation, which began as an informal investigation, and have responded to the Commission’s requests. One of our executive officers and the two persons who were our directors at the time of the acquisition have voluntarily testified to the Commission staff when the investigation was in the informal stage. Although we believe that the resolution of this matter will not have a material adverse effect on us, there can be no assurance as to the outcome of the Commission’s informal investigation. We intend to continue to cooperate with the Commission.

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

Accounts Receivable, Due from Factor and Allowance for Customer Chargebacks and Trade Discounts

Substantially all of our accounts receivable are factored without recourse. We estimate the allowances for customer chargebacks and trade discounts to be applied against our respective non-recourse factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of April 30, 2006 and January 31, 2006, we had reserved approximately $1,103,000 and $1,962,000, respectively, for allowances for customer chargebacks and trade discounts. A change in this estimate could result in the need to record additional reserves.

Marketable Securities

Our marketable securities are comprised of public company securities at April 30, 2006 and January 31, 2006. All investments are classified as available for sale and are recorded at market, using the specific identification method. Realized and unrealized recognized gains and losses are reflected in other income and expense while unrealized gains are included as a separate component of stockholders’ equity. A change in our determination of the permanent portion of losses on marketable securities could result in additional expense charged to operations.

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

Contingencies

We account for contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS no. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires management to use judgment. Many of these legal and tax contingencies can take years to be resolved. We believe that the accruals made for these matters are adequate. Should events or circumstances change, we could have to record additional accruals.

Depreciation and Amortization

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease. As of January 31, 2006 based on an appraisal by an independent third party, we recorded a 100% impairment charge against the equipment, furniture and fixtures at our Guatemalan facility and established a salvage value, not subject to depreciation, for our building and building improvements in our Guatemala facility.

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

Amortization of Discounts on Secured Subordinated Promissory Note

We recorded the fair value of the secured subordinated promissory note (“Note”) issued in connection with the acquisition at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the note is being amortized to interest expense over the term of the loan. The note discount of $14,200,000 reduced the purchase price paid for the Acquired Business. In connection with the conversion of the $7,500,000 of the Note, a loss on extinguishment (recorded as a component of interest expense) of approximately $2,063,000 was recorded representing the pro-rata unamortized discount.

Should events or circumstances change, we could have to record additional amortization of the note discount or the deferred purchase price.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and we have no significant obligations remaining to be performed. We establish allowances for customer chargebacks and trade discounts. Such reserves amounted to $1,103,000 and $1,962,000 at April 30, 2006 and January 31, 2006, respectively. Should events or circumstances change, we could have to record additional accruals for increased reserves.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by U.S. generally accepted accounting principles.

If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.

Results of Operations

The following table is derived from the Company’s consolidated statements of operations and expresses for the periods indicated certain data as a percentage of net sales.

	Quarter Ended:
	April 30, 2006	April 30, 2005
Net Sales	100.0%	100.0%

Gross profit	23.7	11.4
Selling, general and administrative expenses	19.3	12.8
Depreciation and amortization	1.0	0.3
Provision for restructuring	—	1.8

Income (loss) before interest and income taxes	3.4	(3.5)
Interest expense (income)	6.2	(0.2)
Provision for income taxes	0.1	0.1

Net loss	(2.9)%	(3.4)%

Three months ended April 30, 2006 (first quarter of 2006) compared to three months ended April 30, 2005 (first quarter of 2005)

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

Net Sales

Net sales for the first quarter of 2006 were $20,895,000 an increase of $15,340,000 or 276%, from net sales of $5,555,000 for the first quarter of 2005.

The increase in sales for the first quarter of 2006 compared to the first quarter of 2005 of $15,340,000 was attributable to sales of $19,202,000 from the Acquired Business, decreased sales to New York & Company (“NY&C”) of $3,751,000 or 277%, and decreased sales to other customers of $111,000.

The decrease in the programs offered by NY&C to us for the first quarter of 2006 compared to the first quarter of 2005 was a direct result of NY&C placing orders in China and other countries in the Far East. We believe that NY&C will substantially reduce the number of programs offered to us for the balance of the year 2006, as NY&C opts to place orders in China and other countries in the Far East.

Sales to NY&C, JC Penney and Kohl’s accounted for approximately 6.5%, 29.8%, and 22.1%, respectively, of our net sales for the first quarter of 2006. For the three months ended April 30, 2005, sales to New York & Company accounted for approximately 92% of our net sales. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2005 fiscal year, our sales to NY&C, JC Penney and Kohl’s would have accounted for approximately 25%, 17% and 17% of our net sales for the quarter ended April 30, 2005.

Gross Profit

The gross profit for the first quarter of 2006 was $4,964,000 or 23.7% of net sales, an increase of $4,332,000 or 684% from the gross profit of $632,000 or11.4% of net sales for the first quarter of 2005.

The increase in gross profit for the first quarter of 2006 compared to the first quarter of 2005 of $4,332,000 was attributable to the gross profit of $5,203,000 from the Acquired Business, which had an 27.1% gross margin on sales of its products, decreased gross profit of $658,000 from NY&C which had 12.7% and 10.6% gross margin on NY&C sales for the first quarter of 2006 and 2005, respectively, and decreased gross profit of $213,000 from all other customers.

The decrease in the NY&C gross profit of $658,000 for the first quarter of 2006 compared to the first quarter of 2005 were caused by lower gross margins in 2006 compared to 2005 and by lower sales in 2006 compared to 2005. Both of these decreases are attributable to competition of imports from China and other countries in the Far East.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2006 were $4,036,000 an increase of $3,328,000 or 470% from $708,000 for the first quarter of 2005.

The increase in SG&A expenses for the first quarter of 2006 compared to the first quarter of 2005 of $3,328,000 was attributable to the operating SG&A expenses of $3,173,000 from the Acquired Business, increased audit fees of $76,000, increased legal fees of $76,000 which are related to an increase in regulatory filings, severance costs of $208,000 caused by the combination of the functions with the Acquired Business and the increase in cost of the board of directors and Nasdaq fees of $102,000. The aggregate increases of $3,634,000 from these categories were offset by reduction of $307,000 which resulted from our reduction of payroll associated with operations to support orders placed by NY&C.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $32,000 and $17,000, respectively, for the first quarter of 2006 and the first quarter of 2005. Amortization of intangible assets, which resulted from the acquisition of the Acquired Business, was $172,000 for the first quarter of 2006. There was no amortization of intangible assets for first quarter of 2005.

The depreciation on furniture, fixtures and leasehold improvements shown above excludes the depreciation on our Guatemalan manufacturing facility. As of January 31, 2006 based on an appraisal by an independent third party, we recorded a 100% impairment charge against the equipment, furniture and fixtures at our Guatemalan facility and established a salvage value, not subject to depreciation, for our building and building improvements in our Guatemala facility. Thus, there was no depreciation expense for the Guatemalan facility in the first quarter of 2006 as compared to $49,000 during the first quarter of 2005. The depreciation expense for 2005 was recorded in the cost of goods sold.

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

Interest Expense

Interest expense for the first quarter of 2006 was approximately $1,290,000 as compared to none for the first quarter of 2005. Interest expense for the first quarter of 2006 includes interest paid to factor of $307,000 on its advances to us, interest on the secured subordinated promissory note (“Note”) of $470,000 and the amortization of the discount on the Note of $513,000.

We recorded the fair value of the secured subordinated promissory note issued in connection with the acquisition at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the note will be amortized to interest expense over the term of the loan.

Provision for Income Taxes

The provision for income taxes for the three months ended April 30, 2006 and April 30, 2005 was $18,000 and $5,000, respectively. The provision for both 2006 and 2005 was comprised of minimum state and local taxes. These amounts differ from our federal statutory rate of 34% and our normal effective state and local tax rate of 6% (for a total tax rate of 40%) due to primarily to the expected reduction of the valuation allowance against deferred tax assets, including net operating loss carryforwards. A full valuation allowance has been provided against deferred tax assets.

Pro forma statement of operations

The following table shows the Company’s unaudited pro forma consolidated results of operations for the three months ended April 30, 2005 assuming that the Diversified Apparel acquisition had occurred at the beginning of the 2005 fiscal year.

	(In thousands, except per share amounts)
	Three Months Ended
	4/30/06 Actual	4/30/05 Pro forma
Net revenues	$20,895	$20,624
Net (loss) income	$(584)	$505
Net (loss) income per share—basic and diluted	$(0.02)	$0.04

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

	(In thousands)
	Three Months Ended
	4/30/06	4/30/05
Reconciliation of EDITDA to net (loss) income
Net (loss) income	$(584)	$505
Depreciation and amortization	204	197
Interest expense	1,290	1,364
Provision for income taxes	18	6

EBITDA	$928	$2,072

Liquidity and Capital Resources

Net cash used in our operating activities for the first quarter of 2006 was $732,000. The components of cash used by operating activities totaling $2,695,000 are (i) an increase in trade receivables of $44,000, (ii) an increase in inventories of $1,032,000, (iii) a decrease in accounts payable of $923,000 and (iv) our net loss of $686,000, which is net of depreciation of $32,000, amortization of intangible assets of $172,000, amortization of debt discount of $513,000, decrease in allowance for customer chargebacks and trade discounts of $859,000 and non-cash stock compensation of $40,000. The cash used in operations was partially offset by cash provided by operations totaling $1,963,000 consisting of (a) an increase in prepaid expenses of $26,000 (b) an increase in accrued expenses and income taxes payable of $135,000 and (c) an increase in due to related parties of $1,802,000.

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

Cash used in investing activities in the first quarter of 2006 of $268,000 consisted of expenditures incurred in connection with the purchase of the acquired denim business of $250,000 and the purchase of computers of $18,000.

Cash used in investing activities in the first quarter of 2005 was $11,000 for the purchase of computers.

The financing activities in the first quarter of 2006 of $126,000 consisted of the issuance of common stock for $1,000 from the exercise of stock options, advances from the factor of $19,114,000 and repayments to the factor of $18,989,000. There were no financing activities in the first quarter of 2005.

At April 30, 2006 and at April 30, 2005, working capital was $470,000 and $5,869,000, respectively. The decrease in working capital of $5,399,000 was mainly attributable to the cash consideration paid in connection with our acquisition of the Acquired Business, the current portion of our related party long-term note payable and the interest payable on both of our long term portion and short term portion of our note payable, such note payable being issued as partial consideration for our acquisition. Approximately $3,090,000 of the working capital decrease is attributable to note and interest payments due in October 2006. Our major supplier, Diversified Apparel, an affiliate of Mr. Guez, has granted us extended payment terms through the period ending April 30, 2007. The details of the extended payment terms are described under the caption, “Off-Balance Sheet Arrangements”.

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

We obtained a third-party valuation to determine the fair value of the Note for the purposes of determining the purchase price of the Acquisition. As a result, we recorded a debt discount of $14,200,000 to reduce the carrying value of the note to fair value. The discount is being amortized to interest expense over the term of the loan as shown on the table below. During the three months ended April 30, 2006, $513,000 of debt discount amortization was recorded.

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

Future minimum principal repayments required under the secured subordinated promissory note are as follows:

Year Ended January 31:	Principal	Note Discount Amortization	Total Principal Payments
2007	$729,000	$2,271,000	$3,000,000
2008	3,214,000	2,786,000	6,000,000
2009	3,476,000	2,524,000	6,000,000
2010	7,953,000	2,047,000	10,000,000
2011	8,832,000	1,168,000	10,000,000
Thereafter	4,945,000	55,000	5,000,000

	$29,149,000	$10,851,000	$40,000,000

The Note bears interest at 4.7%, and the Company expects to pay approximately $7,613,000 of interest over the life of the loan, commencing in the year ended January 31, 2007, as shown in the following table:

Year Ended January 31:
2007	$3,016,000
2008	1,633,000
2009	1,354,000
2010	997,000
2011	526,000
Thereafter	87,000

$7,613,000

In connection with the acquisition, we entered into a Factoring Agreement with Milberg Factors, Inc. We did not have a credit facility during the first quarter of 2005.

The Factoring Agreement has an initial term of one year and thereafter will be automatically renewed for successive periods of one year unless terminated by us at the conclusion of its initial term or any renewal term by giving Milberg at least sixty (60) days prior written notice; provided, however, that Milberg may terminate the Factoring Agreement at any time during the initial term or any renewal term by giving us at least sixty (60) days prior written notice. On May 22, 2006, Milberg issued us a letter changing the sixty (60) prior written renewal notice to thirty (30) days written renewal notice for the renewal period starting July 31, 2006. Under the Factoring Agreement, we sell to Milberg all of our receivables which are acceptable to Milberg. Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade and cash discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The factoring agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005 through January 31, 2006 and at least $3 million thereafter. We were in default with regard to this covenant for which we received a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million thereafter. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The Company is in compliance with all covenants at April 30, 2006 and January 31, 2006. The minimum aggregate factoring charges payable under the Factoring Agreement for each contract year is $95,000. The factor fees for the three months ended April 30, 2006 were approximately $142,000.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to us. In addition, upon our request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to our credit on Milberg’s books in excess of a reserve. Milberg may charge interest on any monies remitted or otherwise advanced or charged to our account before the collection of receivables. The interest rate is prime plus 0.5%. The prime rate was 7.75% and 7.50% at April 30, 2006 and January 31, 2006, respectively. As security for all of our obligations to Milberg, we granted to Milberg a continuing security interest in substantially all of our property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to the Note.

In connection with the Factoring Agreement, Mr. Guez guaranteed our obligations to Milberg up to one million dollars ($1,000,000), plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. We guaranteed all of Diversified Apparel’s obligations to Milberg under Diversified Apparel’s separate factoring agreement with Milberg, which at July 31, 2005 aggregated approximately $19,000,000. Diversified Apparel’s obligation at July 31, 2005 has been settled in full in January 2006, and thus at April 30, 2006 and January 31, 2006, our guarantee was zero. With respect to our guarantee of Diversified Apparel’s obligations to Milberg, Diversified Apparel and Mr. Guez, jointly and severally, provided a guaranty to us with respect to any payments to Milberg and agreed that Diversified Apparel would not incur any future obligations to Milberg.

Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owned to Diversified Apparel by us until all of our obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

On March 31, 2006, Cygne entered into an Asset Purchase Agreement (“APA”) with Innovo Group, Inc. (“Innovo”) and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo. Azteca Productions International, Inc. (“Azteca Productions”), is a party to certain ancillary agreements related to the APA because they are an interested party in the transaction. We closed this transaction on May 12, 2006.

Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the APA, Innovo sold to us certain assets related to its private label apparel division. These assets were purchased by Innovo from Azteca Productions in July, 2003 pursuant to an asset purchase agreement referred to as the Blue Concept Asset Purchase Agreement.

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

The assets acquired by us include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, we agreed to assume certain liabilities associated with Innovo’s private label division, including, the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with Innovo’s outstanding purchase orders and inventory schedules listed in the APA, and the obligations to continue to pay the earn out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities including the remaining unpaid principal amount of the original promissory note but excluding any amounts which might be owed under the earn-out, which will represent the purchase price for the transaction, is approximately $10,000,000. subject to certain permitted adjustments related to the aggregate value of liabilities Innovo may owe to Azteca Productions as of the closing date and payment of certain audit related fees. The APA contains customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and pre-closing and post-closing covenants.

In connection with the APA, we entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC (the “Letter Agreement”). Pursuant to the Letter Agreement and in connection with the closing of the Transaction, on May 12, 2006 we issued 1,000,000 shares of its common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares (the “Shares”) in lieu of assuming the remaining outstanding balance of the Promissory Note issued by Innovo to Azteca Productions. Under the Letter Agreement, the Shares have piggy-back registration rights on any future registration statements on Form S-3 filed by us. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such Shares until the close of trading on April 23, 2007 (the “Lock-Up Period”). In addition, 250,000 of the Shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez (the “Escrow Shares”) were placed in an escrow account until the expiration of the Lock-Up Period, with the Escrow Shares being returned to us in the event our Common Stock is traded on NASDAQ (or any other stock exchange, market or trading facility on which the Shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the Lock-Up Period.

We intend to finance our operations for the next twelve months through the use of operating profits, advances from our Factor, and our extended payment terms from Diversified Apparel, an affiliate of Mr. Guez, as provided in our Supply and Distribution Agreements with Diversified Apparel.

Our financial performance for the next twelve months will depend on a variety of factors, including the success of our acquisition of the denim business and the private label business of the Innovo Group, Inc., the amount of sales to NY&C, JC Penney and Kohl’s and the effect on our business on account of the discontinuance of textile import quotas by the United States on January 1, 2005. As a result of the discontinuance of textile import quotas, our customers may be able to secure the products currently being purchased from us in other places at a lower price. If we have significant operating losses, we could face severe liquidity pressures, which would adversely affect our financial condition and results of operations and cash flows. We have in the past incurred costs in restructuring our operations due to the loss of customers and could incur additional costs in the future associated with the restructuring of our operations. We believe that we will have sufficient working capital to support our business for the next twelve months if our assumptions regarding our anticipated operating profits are correct, our Factor continues making advances on the present terms of our Agreement, and our extended payment terms from Diversified Apparel remain in place.

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

In the event that, at any given time, purchase orders outstanding from us under the Supply Agreement equal or exceed $7.5 million, we will advance to Diversified Apparel 50% of any such amounts exceeding $7.5 million in order to finance production. We made advances of approximately $3,037,000 to Diversified Apparel during the three months ended April 30, 2006. The third amendment to the Supply Agreement dated April 27, 2006 removes the $7.5 million advance minimum requirement.

The second amendment to the Supply Agreement with an effective date of July 31, 2005 between Diversified Apparel and us specifies that AZT will ship its manufactured apparel to the United States and invoice Diversified Apparel, an affiliate of Mr. Guez. Diversified Apparel will retain the physical risk of loss while the inventory is in its possession and each month invoices to us for the apparel that we have shipped to our customers. At the end of each month, Diversified Apparel invoices us for the apparel on hand that we estimate that we will ship to our customers in the subsequent month. This third amendment the Supply Agreement dated April 27, 2006 extends the expiration date of the Supply Agreement from January 31, 2007 to April 30, 2006. and if not renewed AZT will invoice us directly as specified in the supply agreement. The amount purchased from Diversified Apparel under the agreement for the three months ended April 30, 2006 was approximately $6,529,000.

An amendment to the distribution agreement with an effective date of July 31, 2005 between Diversified Apparel and us specifies that we will purchase all of our apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel will receive this apparel in its United States warehouse and retain the physical risk of loss while the inventory is in its possession. Diversified Apparel each month invoices to us for the apparel that we have shipped to our customers. At the end of each month, Diversified Apparel invoices to us the apparel that we estimate that it will ship to our customers in the subsequent month. The second amendment to the Distribution Agreement extends the expiration date of the Distribution Agreement from January 31, 2007 to April 30, 2007, and if not renewed Diversified Apparel will invoice us directly as it receives the imported apparel. The apparel that we purchased from Diversified Apparel under this arrangement for the three months ended April 30, 2006 was approximately $5,799,000.

As of April 30, 2006, we have outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately $27,801,000. In addition, we have short-term purchase order commitments to non-related parties of approximately $627,00

Effect of New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB 43, Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 did not have a material impact on our financial condition, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for us for fiscal year ended January 31, 2007. We do not anticipate that the adoption of SFAS No. 154 will have an impact on our financial condition, results of operations or cash flows.

Inflation

The Company does not believe that the relatively moderate rates of inflation which have been experienced in the United States, where it competes, have had a significant effect on its net sales or profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For the first quarter of 2006, factor advances peaked at $17,246,000 and the average amount of factor advances was $14,044,000. An increase of 1% in the interest rate would have increased our interest expense for factor advances by approximately $35,000 in the first quarter of 2006.

ITEM 4. CONTROLS AND PROCEDURES

Our management with the participation of our chief executive officer and our chief financial officer has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2006. Based on this evaluation, our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. As a result of our acquisition on July 31, 2005, which is described elsewhere in this report, new internal controls had to be added to our existing internal controls. The combined internal controls enabled us to continue to maintain our internal controls over financial reporting during the quarter and ended April 30, 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed on our Form 10-K for the fiscal year ended January 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the purchase of the private label business of the Innovo Group, we entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC (the “Letter Agreement”). Pursuant to the Letter Agreement and in connection with the closing of the purchase, on May 12, 2006 we issued 1,000,000 shares of its common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares (the “Shares”). Under the Letter Agreement, the Shares have piggy-back registration rights on any future registration statements on Form S-3 filed by us. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such Shares until the close of trading on April 23, 2007 (the “Lock-Up Period”). In addition, 250,000 of the Shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez (the “Escrow Shares”) were placed in an escrow account until the expiration of the Lock-Up Period, with the Escrow Shares being returned to us in the event our Common Stock is traded on NASDAQ (or any other stock exchange, market or trading facility on which the Shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the Lock-Up Period.

Item 5. Other Information

On March 31, 2006, we entered into an Asset Purchase Agreement (“APA”) with Innovo Group, Inc. (“Innovo”) and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo. Azteca Productions International, Inc. (“Azteca Productions”), is a party to certain ancillary agreements related to the APA because they are an interested party in the transaction. We closed this transaction on May 12, 2006.

Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the APA, Innovo sold us certain assets related to its private label apparel division. These assets were purchased by Innovo from Azteca Productions in July, 2003 pursuant to an asset purchase agreement referred to as the Blue Concept Asset Purchase Agreement.

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

The assets acquired by us include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, we agreed to assume certain liabilities associated with Innovo’s private label division, including, the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with Innovo’s outstanding purchase orders and inventory schedules listed in the APA, and the obligations to continue to pay the earn out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities including the remaining unpaid principal amount of the original promissory note but excluding any amounts which might be owed under the earn-out, which will represent the purchase price for the transaction, is approximately $10,000,000. subject to certain permitted adjustments related to the aggregate value of liabilities Innovo may owe to Azteca Productions as of the closing date and payment of certain audit related fees. The APA contains customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and pre-closing and post-closing covenants.

In connection with the APA, we entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC (the “Letter Agreement”). Pursuant to the Letter Agreement and in connection with the closing of the Transaction, on May 12, 2006 we issued 1,000,000 shares of its common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares (the “Shares”) in lieu of assuming the remaining outstanding balance of the Promissory Note issued by Innovo to Azteca Productions. Under the Letter Agreement, the Shares have piggy-back registration rights on any future registration statements on Form S-3 filed by us. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such Shares until the close of trading on April 23, 2007 (the “Lock-Up Period”). In addition, 250,000 of the Shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez (the “Escrow Shares”) were placed in an escrow account until the expiration of the Lock-Up Period, with the Escrow Shares being returned to us in the event our Common Stock is traded on NASDAQ (or any other stock exchange, market or trading facility on which the Shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the Lock-Up Period.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

10.22	Third Amendment to Supply Agreement, dated April 27, 2006, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V.

10.23	Second Amendment to the Distribution Agreement, dated April 27, 2006, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC

10.24	Letter Agreement, dated as of April 24, 2006, by and among Cygne Designs, Inc., Azteca Production International, Inc., Hubert Guez, Paul Guez and Sweet Sportswear, LLC.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

Date	Item	Event
April 6, 2006 (8-K)	1.01, 8.01, 9.01	(1)	Cygne has entered into an Asset Purchase Agreement with Innovo to purchase its private label division. (2) Cygne has been informed that the SEC has commenced an informal investigation in the trading of Cygne’s common stock for the period preceding the April 19, 2005 announcement that Cygne had entered into preliminary discussions to purchase certain assets of Commerce Clothing. (3) Cygne is now traded on Nasdaq Capital Market

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 14, 2006	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

June 14, 2006	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary