Form 10-Q
period 2006-07-31
CYGNE DESIGNS INC
filed 2006-09-14
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Large accelerated filer    Accelerated filer    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 26,462,109 shares as of September 8, 2006.

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	July 31, 2006	January 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,841	$977
Non-factored trade accounts receivable	7,901	70
Due from factor	190	—
Inventories	4,829	4,489
Marketable securities	37	23
Other receivables and prepaid expenses	112	306

Total current assets	16,910	5,865
Fixed assets, net	687	724
Intangible assets, net	5,012	2,475
Goodwill	73,080	66,576
Deposits	68	68

Total assets	$97,757	$75,708

Liabilities and Stockholders’ Equity
Current liabilities:
Due to factor	$—	$444
Current portion of long term note payable to a related party	2,299	729
Due to related parties, net	11,611	550
Accounts payable	340	1,524
Accrued expenses	931	967
Income taxes payable	611	585

Total current liabilities	15,792	4,799
Secured subordinated promissory note payable to a related party, net	27,876	28,420

Total liabilities	43,668	33,219

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 and 25,000,000 shares authorized: 26,462,109 and 24,454,459 shares issued and outstanding, at July 31, 2006 and January 31, 2006, respectively	265	245
Paid-in capital	168,529	161,046
Deferred compensation	—	(255)
Accumulated other comprehensive income (loss)	(3)	(17)
Accumulated deficit	(116,702)	(118,530)

Total stockholders’ equity	52,089	42,489

Total liabilities and stockholders’ equity	$97,757	$75,708

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	July 31, 2006	July 30, 2005	July 31, 2006	July 30, 2005
	(unaudited)
Net sales	$45,116	$4,062	$66,011	$9,617
Cost of goods sold (1)	35,140	3,770	51,071	8,693

Gross profit	9,976	292	14,940	924
Selling, general and administrative expenses (1)	5,629	708	9,665	1,416
Depreciation and amortization	624	18	828	35
Provision for restructuring	—	—	—	102

Income (loss) from operations before interest and income taxes	3,723	(434)	4,447	(629)
Interest income	—	(13)	—	(22)
Interest expense including amortization of debt discount (1)	1,293	—	2,583	—

Income (loss) from operations before income taxes	2,430	(421)	1,864	(607)
Provision for income taxes	18	5	36	10

Net income (loss)	$2,412	$(426)	$1,828	$(617)

Net income (loss) per share-basic and diluted	$0.09	$(0.03)	$0.07	$(0.05)

Weighted average common shares outstanding:
Basic	26,223	12,458	25,343	12,448

Diluted	26,223	12,458	25,343	12,448

(1).	Related Parties amounts included in the following line items:

	Three Months Ended		Six Months Ended
	July 31, 2006	July 30, 2005	July 31, 2006	July 30, 2005
Cost of goods sold	$34,943	$—	$47,271	$—
Selling, general and administrative expenses	$2,588	$—	$3,810	$—
Interest expense	$470	$—	$940	$—

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For The Six Months Ended July 31, 2006

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 31, 2006	24,455	$245	$161,046	$(255)	$(17)	($118,530)	$42,489
Net income for the six months ended July 31, 2006	—	—	—	—	—	1,828	1,828
Unrealized gain (loss) on marketable securities	—	—	—	—	14	—	14

Comprehensive income for the six months ended July 31, 2006	—	—	—	—	—	—	1,842

Issuance of common stock as part of acquisition purchase price	2,000	20	7,660	—	—	—	7,680
Exercise of stock options	7	—	1	—	—	—	1
Stock-based compensation	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	37	36	—	—	73
Adoption of FAS 123R	—	—	(219)	219	—	—	—
Balance at July 31, 2006 (unaudited)	26,462	$265	$168,529	$—	$(3)	$(116,702)	$52,089

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Six Months Ended
	July 31, 2006	July 30, 2005
	(Unaudited)
Operating activities
Net income (loss)	$1,828	$(617)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	65	132
Amortization of intangible assets	763	—
Amortization of debt discount	1,026	—
Allowance for customer chargebacks and trade discounts	339	—
Non-cash stock compensation	77	—
Changes in operating assets and liabilities:
Non-factored trade accounts receivable	(7,831)	(895)
Due from factor	(973)	—
Inventories	160	300
Other receivables and prepaid expenses	194	81
Deposits	—	—
Due to related parties	8,561	—
Accounts payable	(1,184)	864
Accrued expenses	(91)	248
Income taxes payable	26	2

Net cash provided by operating activities	2,960	115

Investing activities
Purchase of denim business from Diversified Apparel Resources LLC	—	(506)
Purchase of private label division from Innovo Group Inc.	(69)	—
Purchase of fixed assets	(28)	(26)

Net cash used in investing activities	(97)	(532)

Financing activities
Exercise of stock options	1	6

Net cash provided by financing activities	1	6

Net increase in cash and cash equivalents	2,864	(411)
Cash and cash equivalents at beginning of period	977	3,575

Cash and cash equivalents at end of period	$3,841	$3,164

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Six Months Ended
	July 31, 2006	July 30, 2005
	(Unaudited)
Supplemental Disclosures of Cash Flow Information
Income taxes paid	$10	$8

Interest paid	$616	$—

Non-cash transactions recognized in connection with the acquisition of the Private label division of Innovo Group Inc.
Issuance of 2 million shares of common stock	$7,680	$—

Assumption of debt	$2,500	$—

Accrued transaction costs	$56	$—

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Cygne Designs, Inc.’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim period presented. Operating results for the three and six months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2007. The balance sheet at January 31, 2006 has been derived from the audited financial statements at that date.

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

Marketable Securities

The Company’s marketable securities are comprised of a public corporate security at July 31, 2006 and January 31, 2006. All investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses are included as a separate component of stockholders’ equity, except when a decline in the value of a security is believed to be other than temporary, in which case the loss will be recognized and reflected in other income and expense.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities. The fair value of amounts due to/from related parties is not known based on the related party nature of these amounts. The fair value of the secured subordinated promissory note payable to a related party is believed to approximate its carrying value, as the note’s face amount was reduced to reflect a market rate of interest based upon a third-party valuation at inception.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Impairment of Long-Lived and Intangible Assets

Long-lived assets consist of property and equipment, and intangible assets and goodwill. Intangible assets are comprised of trademarks, costs to create product lines, and the value of customer relationships from the acquisition of the denim apparel business of Diversified Apparel (“Acquired Business’) and customer relationships from the acquisition of the private label division of Innovo Group Inc. (“Innovo Acquisition”). In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company assesses the impairment of identifiable intangibles and goodwill at least annually in the case of goodwill, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes allowances for customer chargebacks and trade discounts. Such reserves amounted to $2,301,000 and $1,962,000 at July 31, 2006 and January 31, 2006, respectively.

Cost of Goods Sold

Cost of goods sold includes costs of finished products purchased from Diversified Apparel and costs of products manufactured in the Company’s Guatemalan facility. Manufacturing costs of products manufactured in the Company’s Guatemala facility is comprised of raw materials, raw material special treatments, custom duties, freight, direct labor and manufacturing overhead.

Selling, General and Administrative Expenses

Selling general and administrative expenses (“SG&A”) include expenses related to compensation, selling commissions, travel and entertainment, samples, rent, office expenses, professional fees, insurance, restrictive covenant fees, earn-out fees, factor fees, director fees and other public company expenses. All of the Company’s restrictive covenant fees and distribution expenses during the three and six months ended July 31, 2006 were incurred under either the Restrictive Covenant Agreement or the Distribution Agreement with Diversified Apparel and the earn-out fees were incurred under the provision of Innovo Acquisition agreement. See Note 2.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred and included in the category of SG&A. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of operations amounted to approximately $288,000 and $488,000 for the three and six months ended July 31, 2006 respectively. There were no such costs in the three and six months ended July 30, 2005. The Acquired Business and the Innovo Acquisition which are described in Note 2 incurred the product design costs.

Interest Expense

For the three and six months ended July 31, 2006, interest expense is comprised of interest payable on the secured subordinated promissory note, interest on advances from factor, and amortization of the discount on the secured subordinated promissory note. For the three and six months ended July 30, 2005, there was no interest expense.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the U.S. Dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.

Net Income (Loss) Per Share

The following is an analysis of the differences between basic and diluted outstanding shares in accordance with Statement of Financial Standards No. 128, “Earnings Per Share”.

	Three Months Ended		Six Months Ended
	July 31, 2006	July 30, 2005	July 31, 2006	July 30, 2005
	(in thousands)
Weighted average common shares outstanding	26,223	12,438	25,343	12,448
Effect of dilutive securities: Stock Options	0	0	0	0

Weighted average common shares outstanding and common shares equivalents	26,223	12,458	25,343	12,448

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128 “Earnings Per Share”. Basic loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of options convertible into an aggregate of approximately 15,000 and 13,000 common shares for the three and six months ended July 30, 2005, respectively, are not included, as the inclusion of such would be anti-dilutive for the periods presented.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of net income (loss) and unrealized gain (loss) on marketable securities for the six months ended July 31, 2006 and January 31, 2006.

Stock Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The Company’s adoption of the modified prospective application method of SFAS No.123(R), effective February 1, 2006 had an immaterial impact on its consolidated results of operations and earnings per share. As a result of the adoption, the Company reclassified $219,000 from Deferred Compensation included in stockholders’ equity to paid-in capital at January 31, 2006.

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company adopted SFAS 154 for the fiscal year ended January 31, 2007. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that adoption of FIN 48 will have a material impact on the Company’s financial condition, results of operations or cash flows.

2. Acquisition of Companies

Acquisition of the Private Label Division from Innovo Group, Inc. (“Innovo Acquisition”)

On May 12, 2006, the Company, Innovo Group Inc, (“Innovo”), and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo, closed the transaction contemplated by an Asset Purchase Agreement entered into on March 31, 2006. Azteca Productions International, Inc. “Azteca Productions” is a party to certain ancillary agreements related to the Asset Purchase Agreement because they are an interested party in the transaction. Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the Asset Purchase Agreement, Innovo sold the Company certain assets related to its private label apparel division. Innovo purchased these assets from Azteca Productions in July 2003 pursuant to an asset purchase agreement referred to as the Blue Concept Asset Purchase Agreement.

Cygne’s primary purpose for the purchase was to diversify its business. Cygne accounted for this transaction as a purchase.

The assets acquired by the Company include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, the Company assumed certain liabilities associated with Innovo’s private label division, including, the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with Innovo’s outstanding purchase orders and inventory schedules listed in the Asset Purchase Agreement, and the obligations to continue to pay the earn-out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities was $2,500,000, which excluded the remaining unpaid principal amount of the original promissory note of $7.9 million, which was repaid upon consummation of the acquisition through the issuance of shares of Cygne’s common stock, as described below, and any amounts which might be owed under the earn-out.

The Asset Purchase Agreement contained customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and post-closing covenants.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Acquisition of Companies (continued)

In connection with the Asset Purchase Agreement, the Company entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo transaction, on May 12, 2006 the Company issued 1,000,000 shares of its common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares in lieu of assuming the remaining outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by Cygne. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to the Company in the event that the Company’s common stock is traded on NASDAQ (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the lock-up period.

As of May 12, 2006, pursuant to information set forth in a Form 4 filed with the SEC, Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of shares, personally, through various trusts and Diversified Apparel, approximately 49.03% of the shares of our common stock. In addition, Mr. Guez (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Spotswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources. LLC. AZT International, S.A. de C.V is a 100% subsidiary of. Azteca Production International, Inc.

As of May 21, 2006, Azteca Production International, Inc. may be deemed the beneficial owner of approximately 12.7% of Innovo Group Inc. common stock. Mr. Guez may be deemed to have the sole power to direct the voting and disposition of approximately 5.9% of Innovo Group Inc. common stock.

The purchase price consideration is comprised of the following:

(In thousands)
Issuance of 2,000,000 shares of Cygne Common Stock at $3.84 per share	$7,680
Assumption of liability to Diversified Apparel Resources LLC	2,500
Transaction costs of which $69,000 was paid prior to July 31, 2006 and $55,000 in accrued liabilities	124

Total Purchase Price	$10,304

The preliminary purchase price was allocated as follows.

(In thousands)
Inventories	$500
Intangible assets—customer relationships, amortized over 5 years	3,300
Excess purchase price allocated to goodwill	6,504

$10,304

The final allocation of the purchase price may involve revaluation of certain assets as well as a change in amortization period. Cygne has engaged an independent third party to determine the value of the intangible

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Acquisition of Companies (continued)

assets. As a result, the final allocation of the purchase price will be based on the results of the final valuation which will consider the fair value of intangible assets acquired, which could materially differ from the preliminary amounts shown herein. Accordingly, a change in the fair value of intangible assets and the amortization periods could impact the amount of annual amortization expense.

Acquisition of the denim apparel business from Diversified Apparel Resources LLC. (“Acquired Business”)

On July 31, 2005, Cygne, Commerce Clothing Company LLC (whose name was subsequently changed to Diversified Apparel Resources, LLC [“Diversified Apparel”]), and the members of Diversified Apparel including Mr. Guez (“Guez”), Diversified Apparel’s managing member and Chief Executive Officer, entered into an asset purchase agreement (the “Agreement”), and simultaneously closed the transactions contemplated thereby, providing for the purchase by Cygne from Diversified Apparel of the assets (the “Assets”) used in Diversified Apparel’s business of the designing, merchandising and wholesaling of branded and private label denim apparel (the “Acquired Business”), which includes, among other things, all of Diversified Apparel’s (i) tangible personal property, (ii) open purchase orders, (ii) New York showroom leases (for the property located on the fourth floor of 215 West 40th Street) and (iii) trademarks and intellectual property associated with the Acquired Business. Cygne accounted for this transaction as a purchase.

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

The following unaudited pro forma condensed combined statement of operations (unaudited) for the three and six months ended July 31, 2006 and July 30, 2005 sets forth the combined results of operations for Cygne giving effect to the Innovo Acquisition using the purchase method of accounting as if the combination was consummated as of the beginning of the earliest period presented.

Pro forma adjustments to the statement of operations for the three and six months ended July 30, 2005 combine the pro forma Acquired Business adjustments with the pro forma Innovo Acquisition adjustments.

The Acquired Business pro forma adjustments include the adjustment of the historical gross profit to the contractual gross profit which is defined in the Cygne supply agreement with Diversified Apparel, adjustment of Acquired Business historical distribution and occupancy costs to the contractual cost as defined in the Cygne distribution agreement with Diversified Apparel, the recording of the expense under the restrictive covenant agreement with Hubert Guezt, the recording of the amortization of the intangible assets in connection with the Acquired Business and the adjustment to reflect the interest expense on the secured subordinated promissory note and amortization of debt discount expense recorded under the Acquired Business.

The Innovo Acquisition pro forma adjustments include the adjustment of Innovo Acquisition historical distribution and occupancy costs to the contractual cost as defined in the Cygne distribution agreement with Diversified Apparel, the adjustment of Innovo Acquisition historical amortization of its intangibles to the amortization of Cygne’s intangibles in connection with the Innovo Acquisition and the elimination of the Innovo Acquisition impairment of goodwill.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Acquisition of Companies (continued)

Under the purchase method of accounting, the excess purchase price, including transaction costs in the Innovo Acquisition, over the fair value of net assets acquired was approximately $9,804,000. $3,300,000 of the purchase price has been recorded as intangible assets assigned to existing purchase orders and customer relationships. These intangible assets are being amortized over three months and five years, respectively. At this time, the work needed to provide the basis for determining these fair values and their amortization periods has not been completed. Cygne has engaged an independent third party to determine the value of the intangible assets. As a result, the final allocation of the purchase price will be based on the results of the final valuation which will consider the fair value of intangible assets acquired, which could materially differ from the pro forma amounts shown herein. Accordingly, a change in the fair value of intangible assets and the amortization periods could impact the amount of annual amortization expense.

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the combination been in effect during these periods or which might be reported in the future.

	(In thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	7/31/06 Pro forma	7/30/05 Pro forma	7/31/06 Pro forma	7/30/05 Pro forma
Net revenue	$53,615	$40,076	$89,012	$86,689
Net income	$1,642	$2,458	$545	$2,831
Net income per share—basic and diluted	$0.06	$0.11	$0.02	$0.11

3. Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The related unrealized holding gains and losses are excluded from operations and recorded in Accumulated Other Comprehensive Income (loss) on the Consolidated Balance Sheets. At July 31, 2006 and January 31, 2006, the gross unrealized gain (loss) was approximately ($3,000) and ($17,000), respectively. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in other expense.

The following table summarizes the marketable securities as of July 31, 2006 and January 31, 2006:

	Cost or Amortized Cost	Gross Unrealized Gain/(Loss)	Gross Recorded Gain/(Loss)	Estimated Fair Value
Marketable securities, January 31, 2006	$215,000	$(17,000)	$(175,000)	$23,000
Marketable securities, July 31, 2006	40,000	(3,000)	—	37,000

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Credit Facilities

Effective July 31, 2005, the Company began to use Milberg Factors, Inc. (“Milberg”) for credit administration and cash flow purposes.

The Company and Milberg entered into a one-year factoring agreement effective July 31, 2005 which was amended on January 31, 2006 and July 31, 2006 and renewed through July 31, 2007. Under the factoring agreement, the Company sells to Milberg without recourse all of Cygne receivables which are acceptable to Milberg. Cygne estimates the allowances for customer chargebacks and trade discounts to be applied against its respective non-recourse factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of July 31, 2006, Cygne had reserved approximately $2,301,000 for allowances for customer chargebacks and trade discounts. The factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the Company’s customers for those receivables purchased by the factor without recourse. Further, payment is due from the factor upon the payment of the receivable to the factor by Cygne’s customer.

Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade and cash discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The factoring agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005 through January 31, 2006 and at least $3 million thereafter. Cygne was in default with regard to this covenant at January 30, 2006 for which Cygne obtained a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million thereafter. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, at least $3 million thereafter. The Company is in compliance with all covenants at July 31, 2006. The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the three and six months ended July 31, 2006 were approximately $165,000 and $307,000, respectively. The maximum revolving amount set forth in the agreement was $20,000,000. In an amendment with an effective date of July 31, 2006, the maximum revolving amount was increased to $25,000,000.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to Cygne. In addition, upon Cygne’s request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to Cygne’s credit on Milberg’s books in excess of a reserve. Milberg may charge interest on any monies remitted or otherwise advanced or charged to Cygne’s account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at July 31, 2006 was 8.25%). As security for all of Cygne’s obligations to Milberg, Cygne granted to Milberg a continuing security interest in substantially all of its property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to its Secured Subordinated Promissory Note.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

In connection with the Factoring Agreement, Mr. Guez guaranteed Cygne’s obligations to Milberg up to $1,000,000, plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. In an amendment with an effective date of July 31, 2006, Mr. Guez increased his guarantee of Cygne’s obligations to Milberg to $1,500,000.

Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owed to Diversified Apparel by Cygne until all of Cygne’s obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

Due from factor, net of factor advances and allowances for chargebacks and other deductions, as shown on the balance sheets are summarized below. Factored receivables of $28,122,000 and $17,909,000 at July 31, 2006 and January 31, 2006, respectively, are without recourse and no factored receivables are with recourse.

	(In thousands)
	July 31, 2006	January 31, 2006
Outstanding factored receivables	$28,122	$17,909
Less, factor advances	(24,018)	(15,851)
Less, allowances for chargebacks	(2,301)	(1,962)
Less, other deductions	(1,613)	(540)

Due from (to) factor, net of factor advances and reserves for chargebacks and other deductions	$190	$(444)

The average factor advances for the six months ended July 31, 2006 were approximately $13,700,000 and the highest advance during this period was approximately $23,759,000.

5. Inventories

Inventories consist of the following:

	(In thousands)
	July 31, 2006	January 31, 2006
Raw materials and Work-in-Process	$1,083	$1,140
Finished goods	3,746	3,349

Total	$4,829	$4,489

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	(In thousands)
	July 31, 2006	January 31, 2006	Estimated Useful Lives
Land	$258	$258
Building and building improvements	117	117
Leasehold improvements	281	278	Life of lease
Equipment, furniture, and fixtures	269	244	2-7 years

	925	897
Less accumulated depreciation and amortization	238	173

	$687	$724

Depreciation and amortization expense for fixed assets was approximately $33,000 and $65,000 for the three and six months ended July 31, 2006, respectively and $65,000 and $129,000 for the three and six months ended July 30, 2005, respectively. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded a 100% impairment charge against its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value, not subject to depreciation, for its building and building improvements in its Guatemala facility.

7. Note Payable to Related Party

Secured Subordinated Promissory Note to Diversified Apparel (the “Note”)

In connection with the acquisition of Diversified Apparel, the Company issued a secured subordinated promissory note to Diversified Apparel, a related party. The maturity date of the Note is July 31, 2012 (the “Maturity Date”). The Note bears interest at 4.7% per annum, compounded annually. Interest and principal on the Note are payable quarterly commencing on October 31, 2006. The principal amount of the Note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on July 31, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., Cygne is required to use fifty percent of the net proceeds of any sale of its debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of its equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the Note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of one percent (1%) of the prepayment. During the year ended January 31, 2006, Cygne issued common stock to repay $7,500,000 of the face amount of the note, effectively reducing future payments to be made.

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

The Company obtained a third-party valuation to determine the fair value of the note for the purposes of determining the purchase price of the Acquisition. As a result, the Company recorded a debt discount of $14,200,000 to reduce the carrying value of the note to fair value. The discount is being amortized to interest expense over the term of the loan. During the three and six months ended July 31, 2006, $514,000 and $1,027,000 of debt discount amortization was recorded.

Note Conversion Agreement

On January 3, 2006, the Company and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of the principal amount of the Promissory Note to Diversified Apparel into 1,428,571 shares of the Company’s common stock at the rate of $5.25 per share. Accordingly, the Company canceled the principal payments due October 31, 2011, January 31, 2012 and July 31, 2012. The following schedule sets forth required minimum future principal payments required on the Note, as adjusted for the above conversion. Payments will be made on a quarterly basis, commencing October 31, 2006, in ten equal payments of $1,500,000 each, followed by ten equal payments of $2,500,000 each. In connection with the conversion of the $7,500,000 of the note, a loss on extinguishment (recorded as a component of interest expense) of approximately $2,063,000 was recorded representing the pro-rata unamortized discount.

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

$7,613,000

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Stock Options

At July 31, 2006, 500 options were outstanding under the Company’s 1993 Stock Option Plan for Non-Employee Directors, which expired April 15, 2003. The outstanding options have an expiration date of 2013.

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

On January 20, 2006, the Company issued 60,000 shares of restricted Common Stock to directors, subject to vesting over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The shares were valued at $4.85 a share. The shares will also vest in full upon a Change in Control, as defined in the Plan, or upon the termination of the director’s service due to death or disability. In connection therewith, the Company recorded deferred compensation of $291,000, representing the fair value of the shares, which is being amortized over the vesting period. During the three and six months ended July 31, 2006, approximately $37,000 and $73,000 respectively, was amortized.

During the six months ended July 31, 2006, a director exercised options to purchase 7,650 shares at strike prices ranging from of $0.08 to $0.23.

Prior to February 1, 2006, the Company accounted for the above plans under the recognition and measurement provisions of APB Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123 (revised 2004) (“SFAS 123”), “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the Statement of Operations for the six months ended July 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123R”), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the six months ended July 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. The overall effect of the transition was immaterial.

The Company recognized stock-based compensation related to vesting for stock options previously awarded and previously recorded using the intrinsic-value method. For the six months ended July 31, 2006, the amount of stock based compensation was $3,792. During the six months ended July 31, 2006 and 2005, no stock options were granted.

As a result of adopting SFAS 123R on February 1, 2006, the Company’s loss before income taxes and net loss for the three and six months ended July 31, 2006, are $3,792 higher than if it had continued to account for

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Stock Options (continued)

share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and six months ended July 31, 2006 resulted in no change due to the Company adopting SFAS 123R during the quarter.

The following table summarizes information about stock options outstanding at July 31, 2006:

	Outstanding			Exercisable (Vested)
Exercise price	Number of options	Weighted average remaining years of contractual life	Weighted average Exercise price	Number of options	Weighted average exercise price
$0.13	500	6.75	$0.13	—	—

Had compensation costs for the Company’s stock option grants been determined based on the fair-value-based method at the grant dates for awards under these plans in accordance with SFAS 123R, the Company’s net income (loss) and net income (loss) per share for the three and six months ended July 31, 2006 and 2005 would have been immaterial. The fair value for the options was estimated at the date of grant using the Black-Scholes option-pricing model.

9. Concentrations of Risk

For the six months ended July 31, 2006 sales to JC Penney, Kohl’s, Target and American Eagle Outfitters accounted for approximately 18.4%, 13.1%, 10.4% and 22.7%, respectively, of Cygne’s net sales. For the six months ended July 30, 2005, sales to New York & Company accounted for 93% of Cygne’s net sales.

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

10. Related Party Transactions

Cygne entered into several agreements and a secured subordinated promissory note at July 31, 2005 with companies controlled by its largest shareholder, Mr. Guez. See Notes 2 and 7 for further information.

The Supply Agreement. Under the terms of the Supply Agreement, as amended, AZT International S. de R.L. de C.V. (“AZT’), an affiliate of Mr. Guez, manufactures for Cygne branded and private label denim apparel for Cygne in Mexico at various guaranteed gross margins.

The second amendment to the Supply Agreement with an effective date of July 31, 2005 between Cygne and Diversified Apparel specifies that AZT will ship its manufactured apparel to the United States and invoice Diversified Apparel, an affiliate of Mr. Guez. Diversified Apparel retains the physical risk of loss while the inventory is in its possession and invoices Cygne for the apparel that has been shipped to Cygne’s customers after deducting payment for inventory previously purchased. Before the end of each month, Diversified Apparel invoices Cygne for the apparel it has on hand that Cygne estimates that it will ship to its customers in the subsequent month. This third amendment to the Supply Agreement dated April 27, 2006, extends the expiration date of the Supply Agreement to April 30, 2007, and if not renewed, AZT will invoice Cyg

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

directly for all inventory on hand as specified in the Supply Agreement. The fourth amendment to the Supply Agreement with an effective date of July 31, 2006, extends the expiration date of the second amendment extends the expiration date of the Supply Agreement to July 31, 2007 and specifies the guaranteed gross margins for the new customers. The apparel purchased from Diversified Apparel under the Supply Agreement for the three and six months ended July 31, 2006 was $27,163,000 and $33,692,000, respectively. At all times, Cygne is subject to obsolescence risk. Approximately $2,218,000 of the purchases for the three months ended July 31, 2006 are included in inventory at July 31, 2006.

The Supply Agreement states that if the purchase orders outstanding from Cygne under the Supply Agreement equal or exceed $7.5 million, Cygne will advance to Diversified Apparel up to 50% of any such amounts exceeding $7.5 million in order to finance production if Diversified Apparel requests such advance in writing, The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Because Diversified is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding.

The third amendment to the Supply Agreement dated April 27, 2006 states that Cygne will advance to Diversified Apparel, at Diversified’s request, up to 50% of the amount of purchase orders outstanding, thus removing the $7.5 million base, if Diversified requests such advance in writing. At January 31, 2006 and July 31, 2006, advances from Cygne to Diversified Apparel were approximately $1,272,000 and none, respectively.

The Distribution Agreement. Under the terms of the Distribution Agreement, as amended, Diversified Apparel provides distribution and operations services for Cygne. The distribution cost for the three and six months ended July 31, 2006 was approximately $1,870,000 and $2,742,000 respectively, and is included in Selling, General and Administrative expenses in the statement of operations. In addition, the cost of the packing materials purchased from Diversified Apparel during the three and six months ended July 31, 2006 was approximately $99,000 and $199,000, respectively, and is included in Selling, General and Administrative expenses in the statement of operations.

An amendment to the Distribution Agreement with an effective date of July 31, 2005 specifies that Cygne will purchase all of its denim apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel will receive this apparel in its United States warehouse and retain the physical risk of loss while the inventory is in its possession. Diversified Apparel will invoice Cygne for the apparel that has been shipped to Cygne’s customers after deducting payment for inventory previously purchased. Before the end of each month, Diversified Apparel will invoice to Cygne the apparel that Cygne estimates that it will ship to its customers in the subsequent month. The second amendment to the Distribution Agreement dated April 27, 2006, extends the expiration date of the Distribution Agreement to April 30, 2007. The third amendment to the Distribution Agreement with an effective date of July 31, 2006 extends the expiration o the Distribution Agreement to July 31, 2007 and states that Cygne will advance to Diversified Apparel, at Diversified Apparel’s written request, up to 50% of any outstanding product purchase orders. At all times, Cygne is subject to obsolescence risk. The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Because Diversified Apparel is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Distribution Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

The apparel purchased from Diversified Apparel under this arrangement for the three and six months ended July 31, 2006 was $7,780,000 and $13,579,000, respectively. Approximately $1,527,000 of the purchases for the three months ended July 31, 2006 are included in inventory at July 31, 2006. There were no advances for inventory at January 31, 2006 and July 31, 2006.

Restrictive Covenant Agreement: Cygne and Mr. Guez entered into a restrictive covenant agreement whereby Cygne pays Mr. Guez one percent (1%) of net sales, not including non-denim sales to New York & Company, and not including sales of denim apparel resulting from subsequent business acquisitions. The Company recorded an expense under the agreement of $207,000 and $398,000, respectively, for the three and six months ended July 31, 2006. The amounts due to Mr. Guez were $684,000 and $386,000, at July 31, 2006 and January 31, 2006, respectively, and were included in Due to Related Parties.

Secured Subordinated Promissory Note: In connection with the acquisition of the denim business from Diversified Apparel, Cygne issued to Diversified Apparel a $47.5 million note bearing interest at 4.7% per annum. On January 3, 2006, the Company and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of principal due under the Promissory Note to Diversified Apparel, into 1,428,571 shares of the Company’s common stock. Accordingly, Cygne canceled the principal payments due October 31, 2011, January 31, 2012 and July 31, 2012.

First Finish Inc., an affiliate of Mr. Guez, operates a fabric finishing testing and development facility in California. The cost for services rendered to Cygne by First Finish Inc. for the three and six months ended July 31, 2006 was approximately $38,000 and $97,000, respectively. Payments to reduce prior amounts due to First Finish, Inc. during the three and six months ended July 31, 2006 was $64,000 and $155,000, respectively.

In connection with the Innovo Acquisition, Cygne assumed the earn-out fees of 2.5% of the net sales of American Eagle Outfitters (“AEO”). The Company recorded an expense under the agreement of $374,000 and for the three and six months ended July 31, 2006.

Due to Related Parties is comprised of the following amounts.

	July 31, 2006	January 31, 2006
	(In thousands)
Due to Diversified Apparel—amount due under Supply Agreement	$5,985	$(1,272)
Due to Diversified Apparel—interest on secured subordinated promissory note payable	2,060	1,120
Due to Diversified Apparel—deferred purchase price	—	250
Due to Diversified Apparel—assumption of liability under Innovo Acquisition Agreement	2,500	—
Due to First Finish Inc.	8	66
Due to Mr. Guez - restricted covenant and earn-out agreements	871	386
Due to Mr. Paul Guez—earn-out fees	187	—

Subtotal	11,611	550
Secured subordinated promissory notes payable, at face amount	40,000	40,000

Total	$51,611	$40,550

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

The categories of the related party charges are:

Statement Placement See below		Three Months Ended July 31, 2006	Six Months Ended July 31, 2006
		(In thousands)
1	Supply Agreement	$27,163	$33,692
1	Distribution Agreement relating to purchase of imported goods	7,780	13,579
2	Distribution Agreement relating to distribution expenses	1,870	2,742
2	Distribution Agreement relating the purchase of packing materials	99	199
2	Restrictive Covenant Agreement	207	398
2	Earn-out under Innovo Acquisition Agreement	374	374
2	Services performed by First Finish, Inc.	38	97
3	Interest on Secured Subordinated Promissory Note	470	940

	Total	$38,001	$52,021

The categories identified above are shown in the financial statement under the following captions.

Statement Placement
1	Cost of goods sold
2	Selling, general and administrative expenses
3	Interest expense

In addition, as of July 31, 2006 and January 31, 2006, the Company has outstanding short-term purchase order commitments to Diversified Apparel for approximately $22,491,000 and $27,257,000, respectively.

11. Litigation

Litigation

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

12. Income Taxes

The provision for income taxes for the three and six months ended July 31, 2006 was $18,000 and $36,000, respectively, as compared to the provision for income taxes for the three and six months ended July 30, 2005 of $5,000 and $10,000, respectively. The provision for all periods was the minimum state and local taxes. These amounts differ from the federal statutory rate of 34% and the Company’s normal effective state and local tax rate of 6% (for a total tax rate of 40%) primarily due to the expected reduction of the valuation allowance against deferred tax assets, including net operating loss carryforwards. A full valuation allowance has been provided against the Company’s net deferred income tax assets.

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

Overview

Acquisition of the Private Label Division from Innovo Group, Inc. (“Innovo Acquisition”)

On May 12, 2006, we, Innovo Group Inc. (“Innovo”), and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo, closed the transaction contemplated by an Asset Purchase Agreement entered into on March 31, 2006. Azteca Productions International, Inc. (“Azteca Productions”) is a party to certain ancillary agreements related to the Asset Purchase Agreement because they are an interested party in the transaction. Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the Asset Purchase Agreement, Innovo sold us certain assets related to its private label apparel division. Innovo purchased these assets from Azteca Productions in July 2003 pursuant to an asset purchase agreement referred to as the Blue Concept Asset Purchase Agreement.

Cygne’s primary purpose for the purchase was to diversify its business. We accounted for this transaction as a purchase.

The assets acquired by us include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, we assumed certain liabilities associated with Innovo’s private label division, including, the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with Innovo’s outstanding purchase orders and inventory schedules listed in the Asset Purchase Agreement, and the obligations to continue to pay the earn-out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities was $2,500,000, which excluded the remaining unpaid principal amount of the original promissory note of $7.9 million, which was repaid upon consummation of the acquisition through the issuance of shares of our common stock, as described below, and any amounts which might be owed under the earn-out.

The Asset Purchase Agreement contained customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and post-closing covenants.

In connection with the Asset Purchase Agreement, we entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo transaction, on May 12, 2006 we issued 1,000,000 shares of our common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares in lieu of assuming the remaining outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by Cygne. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to us in the event that our common stock is traded on NASDAQ (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one-month period immediately preceding the expiration of the lock-up period.

As of May 12, 2006, pursuant to information set forth in a Form 4 filed with the SEC, Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of shares, personally, through various trusts and Diversified Apparel, approximately 49.03% of the shares of our common stock. In addition, Mr. Guez (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Spotswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources. LLC. AZT International, S.A. de C.V is a 100% subsidiary of. Azteca Production International, Inc.

As of May 21, 2006, Azteca Production International, Inc. may be deemed the beneficial owner of approximately 12.7% of Innovo Group Inc. common stock. Mr. Guez may be deemed to have the sole power to direct the voting and disposition of approximately 5.9% of Innovo Group Inc. common stock.

Acquisition of the denim apparel business from Diversified Apparel Resources LLC. (“Acquired Business”)

On July 31, 2005, we acquired from Diversified Apparel its business of designing, merchandising, and distributing of branded and private label denim apparel pursuant to an asset purchase agreement (“Acquired Business”).

The assets we acquired from Diversified Apparel included:

Diversified Apparel’s:

•	tangible personal property;

•	open purchase orders;

•	New York showroom leases for the property located on the fourth floor of 215 West 40th Street; and

•	trademarks and intellectual property associated with the Acquired Business.

In consideration for the assets we acquired from Diversified Apparel, we:

•	issued to Diversified Apparel 10,500,000 shares of our common stock;

•	issued to Diversified Apparel a secured subordinated promissory note in the principal amount of $47.5 million;

•	paid $2 million in cash to Diversified Apparel on the closing date; and

•	agreed to pay to Diversified Apparel deferred purchase price payments totaling $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005. We were permitted to defer payment of the first through fifth installments of such monthly payments for up to 180 days each, to the extent that our Board of Directors determined in its good faith sole discretion that any or all of such first through fifth installments of such monthly payments would adversely affect our business or financial condition, and we initially deferred the August payment. Our board of directors subsequently determined that payments of the August 2005 through the December 2005 installments would not adversely affect our business and financial condition and accordingly has made these payments to Diversified Apparel. We made the last of the seven required payments of $250,000 in February 2006.

•	On January 3, 2006, we issued 1,428,571 shares of our common stock in payment of $7.5 million principal amount of the secured subordinated promissory note.

We accounted for this transaction as a purchase.

We also entered into several related agreements, including a registration rights agreement, a supply agreement, a distribution agreement, a stock transfer restriction agreement and a restrictive covenant agreement. Also in connection with this acquisition, we entered into a factoring agreement with Milberg Factors, Inc. The supply and distribution arrangements govern purchases of Diversified Apparel products by us, as well as related advances for inventory purchases. The restrictive covenant agreement sets forth agreed-upon non-competition covenants between Mr. Guez and us. The Registration Rights Agreement required us to use reasonable commercial efforts to register securities issued as a part of the acquisition price for the Acquired Business within a specified time frame. Notes 1 and 10 to the Consolidated Financial Statements provide detailed explanations of each these agreements.

As the result of our acquisitions, we are now a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, causal and career apparel with sales to retailers located in the United States. Our major customers include New York & Company, Inc. (“NY&C”), JC Penney, Kohl’s, Target Stores (“Target”) and American Eagle Outfitters (“AEO”). As a private label manufacturer, we produce apparel upon orders from our customers for sale under the customers’ own labels, rather than producing our own inventory of apparel for sale under a brand name. Our branded products are sold under the names “Hippie, “Hint Jeans” and “Voyou”.

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

We historically have been dependent on one or more key customers. A significant portion of our sales has been to NY&C. Sales to NY&C accounted for approximately 32% in year 2005.

For the three and six months ended July 31, 2006 sales to JC Penney, Kohl’s, Target and AEO accounted for approximately 13.1%, 8.9%, 15.2% and 33.2% and 18.4%, 13.1%, 10.4% and 22.7% respectively, of our net sales. For the three and six months ended July 30, 2005, sales to NY&C accounted for approximately 93% of our net sales.

We do not have long-term contracts with our customers JC Penney, Kohl’s, Target and AEO. Our future success will be dependent upon our ability to attract new customers and to continue to service our present customers. We continue to strive to maintain our positive working relationships with our customers by providing on-time deliveries of quality products.

We cannot assure you that our major customers will continue to purchase merchandise from us at the same rate as they have historically purchased merchandise from us or the Acquired Business and the Innovo Acquisition, or at all in the future, or that we will be able to attract new customers. In addition, our major customers have the ability to exert significant control over our business decisions, including prices.

Effective January 1, 2005, the United States (“US”) discontinued textile import quotas affecting the products sourced by us. As a result, the US total imports in 2005 from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The US has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. Notwithstanding the safeguard program, our results of operations for products manufactured in Guatemala have been adversely affected for the year 2005 and the three and six months ended July 31, 2006. We anticipate that our results of operations for products manufactured in Guatemala will continue to be adversely affected for the remainder of year 2006. The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan facility. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded an impairment charge against its building, building improvements, equipment, furniture and fixtures at its Guatemalan facility.

The Central American countries, which include Guatemala, and the US, have negotiated a Central America Free Trade Agreement (“CAFTA”). CAFTA, which was signed by U.S. on August 2, 2005, will allow in most cases the U.S. duty free imports from Guatemala if the woven fabric is manufactured in a CAFTA country using yarn produced in a CAFTA country. The Republic of Guatemala ratified CAFTA on July 1, 2006. We anticipate that, over time, CAFTA may make Guatemala more competitive with imports from China in the categories manufactured by us in Guatemala.

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

Accounts Receivable, Due from Factor and Allowance for Customer Chargebacks and Trade Discounts

Substantially all of our accounts receivable are factored without recourse. We estimate the allowances for customer chargebacks and trade discounts to be applied against our respective non-recourse factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of July 31, 2006 and January 31, 2006, we had reserved approximately $2,301,000 and $1,962,000, respectively, for allowances for customer chargebacks and trade discounts. A change in this estimate could result in the need to record additional reserves.

Marketable Securities

Our marketable securities are comprised of a public company security at July 31, 2006 and January 31, 2006. All investments are classified as available for sale and are recorded at market, using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains are included as a separate component of stockholders’ equity. A change in our determination of the permanent portion of losses on marketable securities could result in additional expense charged to operations.

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

Depreciation and Amortization

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease. As of January 31, 2006, based on an appraisal by an independent third party, we recorded a 100% impairment charge against the equipment, furniture and fixtures at our Guatemalan facility and established a salvage value, not subject to depreciation, for our building and building improvements in our Guatemala facility.

Impairment of Long-Lived Assets and Goodwill

Long-lived assets consist of property and equipment, and intangible assets and goodwill. Intangible assets are comprised of trademarks, costs to create product lines, and the value of customer relationships from the acquisition of the denim apparel business of Diversified Apparel (“Acquired Business’) and customer relationships from the acquisition of the private label division of Innovo Group Inc. (“Innovo Acquisition”). In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we assess the impairment of identifiable intangibles and goodwill at least annually in the case of goodwill, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

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

Amortization of Discounts on Secured Subordinated Promissory Note

We recorded the fair value of the secured subordinated promissory note (“Note”) issued in connection with the acquisition of the Acquired Business at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the note is being amortized to interest expense over the term of the loan. The note discount of $14,200,000 reduced the purchase price paid for the Acquired Business. In connection with the conversion of the $7,500,000 of the Note, a loss on extinguishment (recorded as a component of interest expense) of approximately $2,063,000 was recorded representing the pro-rata unamortized discount. Should events or circumstances change, we could have to record additional amortization of the note discount or the deferred purchase price.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and we have no significant obligations remaining to be performed. We establish allowances for customer chargebacks and trade discounts. Such reserves amounted to $2,301,000 and $1,962,000 at July 31, 2006 and January 31, 2006, respectively. Should events or circumstances change, we could have to record additional accruals for increased reserves.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto, which contain accounting policies and other disclosures required by U.S. generally accepted accounting principles.

If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.

Results of Operations

The following table is derived from the Company’s consolidated statements of operations and expresses for the periods indicated certain data as a percentage of net sales.

	Three Months Ended:		Six Months Ended
	July 31, 2006	July 30, 2005	July 31, 2006	July 30, 2005
Net Sales	100.0%	100.0%	100.0%	100.0%

Gross profit	22.1	7.2	22.6	9.6
Selling, general and administrative expenses	12.5	17.5	14.6	14.7
Depreciation and amortization	1.4	0.4	1.3	0.3
Provision for restructuring	—	—	—	1.1

Income (loss) before interest and income taxes	8.2	(10.7)	6.7	(6.5)
Interest expense (income)	2.9	(0.3)	3.9	(0.2)
Provision for income taxes	—	0.1	—	0.1

Net loss	5.3%	(10.5)%	2.8%	(6.4)%

Three months ended (second quarter of 2006) and the six months ended (first half of 2006) July 31, 2006 compared to three months ended (second quarter of 2005) the six months ended (first half of 2005) July 30, 2005

Acquisition of Companies

On May 12, 2006, we acquired the private label division of Innovo Group Inc. (“Innovo Acquisition”). We accounted for this transaction as a purchase.

On July 31, 2005, we acquired the assets used in the branded and private label denim apparel business, which we refer to as the Acquired Business, of Commerce Clothing (which was later renamed Diversified Apparel Resources, LLC), a privately-held company principally owned by Mr. Guez, Diversified Apparel’s managing member and Chief Executive Officer, pursuant to an asset purchase agreement. We accounted for this transaction as a purchase. In connection with this transaction, Mr. Guez became our principal stockholder. Because of the two acquisitions, the results for the three and six months ended July 30, 2005 and July 31, 2006 are not necessarily comparable.

Net Sales

Net sales for the second quarter of 2006 were $45,116,000, an increase of $41,054,000 from net sales of $4,062,000 for the second quarter of 2005. Net sales for the first half of 2006 were $66,011,000 an increase of $56,394,000 from net sales of $9,617,000 for the first half of 2005.

The increase in sales for the second quarter of 2006 compared to the second quarter of 2005 of $41,054,000 was attributable to sales from the Acquired Business and the Innovo Acquisition of $42,736,000, decreased sales to New York & Company (“NY&C”) of $2,022,000, and increased sales to other customers of $340,000.

The increase in sales for the first half of 2006 compared to the first half of 2005 of $56,394,000 was attributable to sales from the Acquired Business and from the Innovo Acquisition of $61,938,000, decreased sales to NY&C of $5,773,000, and increased sales to other customers of $229,000.

The decrease in the programs offered by NY&C to us for the second quarter and first half of 2006 compared to the second quarter and first half of 2005 was a direct result of NY&C placing orders in China and other countries in the Far East. We believe that NY&C will substantially reduce the number of programs offered to us for the balance of the year 2006, as NY&C opts to place orders in China and other countries in the Far East.

For the three and six months ended July 31, 2006 sales to JC Penney, Kohl’s, Target and American Eagle Outfitters (“AEO”) accounted for approximately 13.1%, 8.9%, 15.2% and 33.2%, and 18.4%, 13.1%, 10.4% and 22.7%, respectively, of our net sales. For the three and six months ended July 30, 2005, sales to NY&C accounted for approximately 93% of our net sales.

Gross Profit

The gross profit for the second quarter of 2006 was $9,976,000, or 22.1% of net sales, an increase of $9,684,000 from the gross profit of $292,000, or 7.2% of net sales, for the second quarter of 2005. The gross profit for the first half of 2006 was $14,940,000 or 22.6% of net sales, an increase of $14,016,000 from the gross profit of $924,000, or 9.6% of net sales for the first half of 2005.

The increase in gross profit for the second quarter of 2006 compared to the second quarter of 2005 of $9,684,000 was attributable to the gross profit of $9,953,000 from the Acquired Business and from the Innovo Acquisition, which had an 23.1% gross margin on sales of its products, decreased gross profit of $380,000 from NY&C, which had 7.5% and 13.5% gross margin on NY&C sales for the second quarter of 2006 and 2005, respectively, and increased gross profit of $211,000 from all other customers.

The increase in gross profit for the first half of 2006 compared to the first half of 2005 of $14,016,000 was attributable to the gross profit of $15,056,000 from the Acquired Business and from the Innovo Acquisition, which had a 24.3% gross margin on sales of its products, decreased gross profit of $887,000 from NY&C which had an 8.8% and 13.0% gross margin on NY&C sales for the first half of 2006 and 2005, respectively, and decreased gross profit of $153,000 from all other customers.

The decrease in the NY&C gross profit of $380,000 and $887,000, respectively, for the second quarter and first half of 2006 compared to the second quarter and first half of 2005 was caused by lower gross margins in 2006 compared to 2005 and by lower sales in 2006 compared to 2005. Both of these decreases are attributable to competition of imports from China and other countries in the Far East.

The gross margins were guaranteed for the product produced in Mexico at the Diversified Apparel’s facilities, a related party.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the second quarter of 2006 were $5,629,000, an increase of $4,921,000 from $708,000 in the comparable period in 2005. Selling, general, and administrative expenses for the first half of 2006 were $9,665,000, an increase of $8,249,000 from $1,416,000 for the first half of 2005.

The increase in SG&A expenses for the second quarter of 2006 compared to the second quarter of 2005 of $4,921,000 was attributable to the operating SG&A expenses of $4,912,000 from the Acquired Business and from the Innovo Acquisition. The Acquired Business and Innovo Acquisition expenses include (i) the expenses to develop, sell and purchase our denim products in the amount of $1,865,000 (ii) the distribution and operating services expenses under the distribution agreement with Diversified Apparel in the amount of $1,969,000, (iii) the expense under our restrictive covenant agreement and our earn-out agreement under the Innovo Acquisition with in the amount of $581,000 and (iv) direct administrative expenses in the amount of $497,000. Our SG&A expenses also include increased audit fees of $52,000, increased legal fees of $115,000 which are primarily related to an increase in regulatory filings, severance costs of $84,000 caused by the combination of the functions with the Acquired Business and the increase in cost of the board of directors and Nasdaq fees of $49,000. The aggregate increases of $5,212,000 from these categories were offset by reduction of $291,000 which resulted from our reduction of payroll associated with operations to support orders placed by NY&C.

The increase in SG&A expenses for the first half of 2006 compared to the first of 2005 of $8,249,000 was attributable to the operating SG&A expenses of $8,163,000 from the Acquired Business and from the Innovo Acquisition. The Acquired Business and Innovo Acquisition expenses include (i) the expenses to develop, sell and purchase our denim products in the amount of $3,319,000, (ii) the distribution and operating services expenses under the distribution agreement with Diversified Apparel in the amount of $3,043,000 (iii) the expense under our restrictive covenant agreement and earn-out agreement under the Innovo Acquisition in the amount of $772,000 and (iv) direct administrative expenses in the amount of $1,131,000. Our SG&A expenses also include increased audit fees of $128,000, increased legal fees of $115,000 which are primarily related to an increase in regulatory filings, severance costs of $292,000 caused by the combination of the functions with the Acquired Business and the increase in cost of the board of directors and Nasdaq fees of $150,000. The aggregate increases of $8.848,000 from these categories were offset by reduction of $599,000 which resulted from our reduction of payroll associated with operations to support orders placed by NY&C.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $33,000 and $18,000, respectively, for the second quarter of 2006 and the second quarter of 2005. Amortization of intangible assets, which resulted from the acquisition of the Acquired Business and the Innovo Acquisition, was $591,000 for the second quarter of 2006. There was no amortization of intangible assets for the second quarter of 2005.

Depreciation on furniture, fixtures and leasehold improvements was $65,000 and $35,000, respectively, for the first half of 2006 and the first half of 2005. Amortization of intangible assets, which resulted from the acquisition of the Acquired Company and the Innovo Acquisition, was $763,000 for the first half of 2006. There was no amortization of intangible assets for the first half of 2005.

The depreciation on furniture, fixtures and leasehold improvements shown above excludes the depreciation on our Guatemalan manufacturing facility. As of January 31, 2006 based on an appraisal by an independent third party, we recorded a 100% impairment charge against the equipment, furniture and fixtures at our Guatemalan facility and established a salvage value, not subject to depreciation, for our building and building improvements in our Guatemala facility. Thus, there was no depreciation expense for the Guatemalan facility in the second quarter and the first half of 2006 as compared to $50,000 and $97,000 during the second quarter and first half of 2005, respectively. The depreciation expense for the Guatemalan facility for 2005 was recorded in the cost of goods sold.

Provision for Restructuring

The provision for restructuring of $102,000 recorded in the second quarter of 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan manufacturing facility. On January 1, 2005, the United States discontinued its textile import quotas. As a result, our customers have been able to secure some of their products previously purchased from us from China and other countries in the Far East at a lower price.

Interest Expense

Interest expense for the second quarter of 2006 was approximately $1,293,000 as compared to none for the second quarter of 2005. Interest for the first half of 2006 was $2,583,000 compared to none for the first half of 2005.

Interest expense for the second quarter of 2006 includes interest paid to factor of $310,000 on its advances to us, interest on the secured subordinated promissory note (“Note”) of $470,000 and the amortization of the discount on the Note of $513,000.

Interest expense for the first half of 2006 includes interest paid to factor of $617,000 on its advances to us, interest on the Note of $940,000 and the amortization of the discount on the Note of $1,026,000.

We recorded the fair value of the Note issued in connection with the acquisition at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. As of July 31, 2005, we obtained a third part’s valuation of the Note. The discount to the Note is being amortized to interest expense over the term of the Note.

Provision for Income Taxes

The tax provision for income taxes for the second quarter of 2006 was $18,000 as compared to a provision for income taxes of $5,000 in the second quarter of 2005. The tax provision for income taxes for the first half of 2006 was $36,000 as compared to a provision for income taxes of $10,000 for the first half of 2005.

The provision for both 2006 and 2005 was comprised of minimum state and local taxes. These amounts differ from our federal statutory rate of 34% and our normal effective state and local tax rate of 6% (for a total tax rate of 40%) due to primarily to the expected reduction of the valuation allowance against deferred tax assets, including net operating loss carryforwards. A full valuation allowance has been provided against our net deferred income tax assets.

Pro forma statement of operations

The following unaudited pro forma condensed combined statement of operations (unaudited) for the three and six months ended July 31, 2006 and July 30, 2005 sets forth the combined results of operations for Cygne giving effect to the Innovo Acquisition using the purchase method of accounting as if the combination was consummated as of the beginning of the earliest period presented.

Pro forma adjustments to the statement of operations for the three and six months ended July 30, 2005 combine the pro forma Acquired Business adjustments with the pro forma Innovo Acquisition adjustments.

The Acquired Business pro forma adjustments include the adjustment of the historical gross profit to the contractual gross profit which is defined in our supply agreement with Diversified Apparel, adjustment of Acquired Business historical distribution and occupancy costs to the contractual cost as defined in our distribution agreement with Diversified Apparel, the recording of the expense under the restrictive covenant agreement with Hubert Guezt, the recording of the amortization of the intangible assets in connection with the Acquired Business and the adjustment to reflect the interest expense the amortization of debt discount expense on the secured subordinated promissory note issued in connection with the acquisition of the Acquired Business. The intangible assets included values for trademarks, costs to create product lines and value for customer relationships.

The Innovo Acquisition pro forma adjustments include the adjustment of Innovo Acquisition historical distribution and occupancy costs to the contractual cost as defined in our distribution agreement with Diversified Apparel, the adjustment of Innovo Acquisition historical amortization of its intangibles to the amortization of our intangibles in connection with the Innovo Acquisition and the elimination of the Innovo Acquisition impairment of goodwill.

Under the purchase method of accounting, the excess purchase price, including transaction costs in the Innovo Acquisition, over the fair value of net assets acquired was approximately $9,804,000. $3,300,000 of the purchase price has been recorded as intangible assets assigned to customer relationships. These intangible assets are being amortized over a periods ranging from three months to five years. At this time, the work needed to provide the basis for determining these fair values and their amortization periods has not been completed. We have engaged an independent third party to determine the value of the intangible assets. As a result, the final allocation of the purchase price will be based on the results of the final valuation, which will consider the fair value of intangible assets acquired, which could materially differ from the pro forma amounts shown herein. Accordingly, a change in the fair value of intangible assets and the amortization periods could impact the amount of annual amortization expense.

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the combination been in effect during these periods or which might be reported in the future.

	(In thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	7/31/06 Pro forma	7/30/05 Pro forma	7/31/06 Pro forma	7/30/05 Pro forma
Net revenues	$53,615	$40,076	$89,012	$86,689
Net (loss) income	$1,642	$2,458	$545	$2,831
Net (loss) income per share—basic and diluted	$0.06	$0.11	$0.02	$0.11

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

	(In thousands)
	Three Months Ended		Six Months Ended
	7/31/06	7/30/05	7/31/06	7/30/05
Reconciliation of EDITDA to net income
Net income (loss)	$2,412	$(426)	$1,828	$(617)
Depreciation and amortization	624	68	828	132
Interest expense (income)	1,293	(13)	2,583	(22)
Provision for income taxes	18	5	36	10

EBITDA	$4,347	$(366)	$5,275	$(497)

	(In thousands)
	Three Months Ended		Six Months Ended
	7/31/06	7/30/05	7/31/06	7/30/05
Reconciliation of EDITDA to pro forma net income
Net income	$1,642	$2,458	$545	$2,831
Depreciation and amortization	786	363	1,152	722
Interest expense	1,465	1,690	2,965	3,394
Provision for income taxes	18	5	36	11

EBITDA	$3,911	$4,516	$4,698	$6,958

Liquidity and Capital Resources

The primary factors that affect our cash flow are (i) our net income (ii) our customer payment terms, (iii) our payments terms to our major supplier who is a related party and (iv) our inventory levels.

Net cash provided by our operating activities for the first half of 2006 was $2,960,000. The components of cash provided by operating activities totaling $13,039,000 are (i) an increase in inventories of $160,000, which reflects more denim inventory (ii) an decrease in other receivables and prepaid expenses of $194,000, which was substantially caused by a decrease in prepaid personnel costs, (iii) an increase in income taxes payable of $26,000, (iv) an increase in due to related parties of $8,561,000 which was primarily due amounts owed under the Supply Agreement, an increase in interest due on the secured subordinated promissory and the fees due on the restrictive covenant and earn-out agreements, and (v) our net profit of $4,098,000, after adding back depreciation of $65,000, amortization of intangible assets of $763,000, amortization of debt discount of $1,026,000, increase in allowance for customer chargebacks and trade discounts of $339,000 and non-cash stock compensation of $77,000. The cash provided by operations was partially offset by cash used in operations totaling $10,079,000 consisting of (a) an increase in non-factored trade receivables of $7,831,000 which is represented principally by American Eagle Outfitters trade receivables, (b) an increase in due from factor of $973,000 which reflects a decrease of advances from factor, (c) a decrease in accounts payable of $1,184,000 which was principally caused by a decrease in professional fees payable and fabric vendors payables and (d) a decrease in accrued expenses of $91,000 due to severance payments made during the period.

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

Cash used in investing activities in the first half of 2006 of $97,000 consisted of expenditures incurred in connection with the purchase of the Innovo Acquisition of $69,000 and the purchase of computers of $28,000.

Cash used in investing activities in the first half of 2005 was $532,000 consisted of expenditures incurred in connection with the purchase of the Acquired Business of $506,000 and the purchase of computers of $26,000.

The financing activities in the first half of 2006 of $1,000 were from the exercise of stock options, advances from the factor of $48,479,000 and reductions of advances to the factor of $48,479,000.

The financing activities in the first half of 2005 of $6,000 were from the exercise of stock options

The secured subordinated promissory note (“Note”) in the principal amount of $47.5 million issued in connection with the acquisition from Diversified Apparel on July 31, 2005 has a maturity date of July 31, 2012. The note bears interest at 4.7% per annum, compounded annually. Interest and principal on the note are payable quarterly commencing on October 31, 2006. The principal amount of the note was payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on July 31, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., we are required under the note to use fifty percent of the net proceeds of any sale of our debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of our equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the note, with the principal amount of the note being reduced by the amount of the prepayment at a discount of 1% of the prepayment. Our obligations under the Note are secured by a pledge of the trademarks purchased by us under the Agreement, pursuant to a security agreement entered into with Diversified Apparel.

We obtained a third-party valuation to determine the fair value of the Note for the purposes of determining the purchase price of the Acquisition. As a result, we recorded a debt discount of $14,200,000 to reduce the carrying value of the note to fair value. The discount is being amortized to interest expense over the term of the loan as shown on the table below. During the three and six months ended July 31, 2006, $514,000 and $1,027,000 of debt discount amortization was recorded.

On January 3, 2006, we and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of principal due under the Promissory Note to Diversified Apparel, into 1,428,571 shares of our common stock at the price of $5.25 per share. Accordingly, we canceled the principal payments due October 31, 2011, January 31, 2012 and July 31, 2012. The following schedule sets forth required minimum future principal payments required on the Note, as adjusted for the above conversion. Payments are to be made on a quarterly basis, commencing October 31, 2006.

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

$7,613,000

In connection with the acquisition, we entered into a Factoring Agreement with Milberg Factors, Inc. on July 31, 2005. We did not have a credit facility during the first quarter of 2005.

The Factoring Agreement had an initial term of one year and thereafter would be automatically renewed for successive periods of one year unless terminated by us at the conclusion of its initial term or any renewal term by giving Milberg at least sixty (60) days prior written notice; provided, however, that Milberg may terminate the Factoring Agreement at any time during the initial term or any renewal term by giving us at least sixty (60) days prior written notice. On May 22, 2006, Milberg issued us a letter changing the sixty (60) prior written renewal notice to thirty (30) days written renewal notice for the renewal period starting July 31, 2006. On June 30, 2006, we renewed the factoring agreement for one year with an expiration date of July 31, 2007. Under the Factoring Agreement, we sell to Milberg all of our receivables which are acceptable to Milberg. Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade and cash discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The factoring agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005 through January 31, 2006 and at least $3 million thereafter. We were in default with regard to this covenant for which we received a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million thereafter. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The Company is in compliance with all covenants at July 31, 2006. The minimum aggregate factoring charges payable under the Factoring Agreement for each contract year is $95,000. The factor fees for the three and six months ended July 31, 2006 were approximately $165,000 and $307,000, respectively. The maximum revolving amount set forth in the agreement was $20,000,000. In an amendment with an effective date of July 31, 2006, the maximum revolving amount was increased to $25,000,000.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to us. In addition, upon our request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to our credit on Milberg’s books in excess of a reserve. Milberg may charge interest on any monies remitted or otherwise advanced or charged to our account before the collection of receivables. The interest rate is prime plus 0.5%. The prime rate was 8.25% and 7.50% at July 31, 2006 and January 31, 2006, respectively. As security for all of our obligations to Milberg, we granted to Milberg a continuing security interest in substantially all of our property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to the Note.

In connection with the Factoring Agreement, Mr. Guez guaranteed our obligations to Milberg up to one million dollars ($1,000,000), plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. In an amendment with an effective date of July 31, 2006, Mr. Guez increased his guarantee of Cygne’s obligations to Milberg to $1,500,000.

Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owned to Diversified Apparel by us until all of our obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

Pursuant to the Factoring Agreement, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the our customers for those receivables sold without recourse. Further, payment is due from the factor upon the payment of the receivable to the factor by our customers.

We estimate the allowances for customer chargebacks and trade discounts to be applied against our respective non-recourse factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of July 31, 2006, we had reserved approximately $2,301,000 for allowances for customer chargebacks and trade discounts.

Due from factor, net of factor advances and allowances for chargebacks and other deductions, as shown on the balance sheets, are summarized below. Factored receivables of $28,122,000 and $17,909,000 at July 31, 2006 and January 31, 2006, respectively, are without recourse and no factored receivables are with recourse.

	(In thousands)
	July 31, 2006	January 31, 2006
Outstanding factored receivables	$28,122	$17,909
Less, factor advances	(24,018)	(15,851)
Less, allowances for chargebacks	(2,301)	(1,962)
Less, other deductions	(1,613)	(540)

Due from (to) factor, net of factor advances and reserves for chargebacks and other deductions	$190	$(444)

We intend to finance our operations for the next twelve months through the use of operating profits, advances from our Factor, and our extended payment terms from Diversified Apparel, an affiliate of Mr. Guez, as provided in our Supply and Distribution Agreements with Diversified Apparel.

Our financial performance for the next twelve months will depend on a variety of factors, including the success of the Acquired Business and the Innovo Acquisition, the amount of sales to JC Penney, Kohl’s, Target and AEO. and the effect on our business on account of the discontinuance of textile import quotas by the United States on January 1, 2005. As a result of the discontinuance of textile import quotas, our customers may be able to secure the products currently being purchased from us in other places at a lower price. If we have significant operating losses, we could face severe liquidity pressures, which would adversely affect our financial condition and results of operations and cash flows. We have in the past incurred costs in restructuring our operations due to the loss of customers and could incur additional costs in the future associated with the restructuring of our operations. We believe that we will have sufficient working capital to support our business for the next twelve months if our assumptions regarding our anticipated operating profits are correct, our Factor continues making advances on the present terms of our Agreement, and our extended payment terms from Diversified Apparel remain in place.

Off-Balance Sheet Arrangements

We have not created, and we are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

In connection with the Acquired Business, we entered into a supply agreement (the “Supply Agreement”) with AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Mr. Guez. Under the Supply Agreement, AZT will manufacture and supply us with our entire requirements of branded and private label denim apparel (“Denim Products”) until July 31, 2007. Although AZT is obligated to deliver Denim Products ordered by us under the Supply Agreement, we have no obligation to source Denim Products from AZT. Pricing under the Supply Agreement, as modified under the first amendment, is based on providing us with guaranteed gross margins on our sales of Denim Products.

The second amendment to the Supply Agreement with an effective date of July 31, 2005 between Diversified Apparel and us specifies that AZT will ship its manufactured apparel to the United States and invoice Diversified Apparel, an affiliate of Mr. Guez. Diversified Apparel will retain the physical risk of loss while the inventory is in its possession and each month invoices to us for the apparel that we have shipped to our customers after deducting payment for inventory previously purchased. At the end of each month, Diversified Apparel invoices us for the apparel on hand that we estimate that we will ship to our customers in the subsequent month. This third amendment the Supply Agreement dated April 27, 2006 extends the expiration date of the Supply Agreement from January 31, 2007 to April 30, 2007, and if not renewed AZT will invoice us directly as specified in the Supply Agreement. The fourth amendment to the Supply Agreement with an effective date of July 31, 2006, extends the expiration date of the Supply Agreement to July 31, 2007 and specifies the guaranteed gross margins for our new customers. The apparel purchased from Diversified Apparel for the three and six months ended July 31, 2006 was $7,780,000 and $13,579,000, respectively. At all times, Cygne is subject to obsolescence risk.

The Supply Agreement states that if the purchase orders outstanding from us under the Supply Agreement equal or exceed $7.5 million, we will advance to Diversified Apparel, at Diversified’s written request, up to 50% of any such amounts exceeding $7.5 million in order to finance production. The third amendment to the Supply Agreement dated April 27, 2006 states that we will advance to Diversified Apparel, at Diversified’s written request, up to 50% of the amount of all purchase orders outstanding, thus removing the $7.5 million base. At January 31, 2006 and July 31, 2006, advances from us to Diversified Apparel were approximately $1,272,000 and none, respectively. The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Because Diversified Apparel is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding.

Under the terms of the Distribution Agreement, as amended, Diversified Apparel provides distribution and operations services for us. The distribution for the three and six months ended July 31, 2006 was $1,870,000 and $2,742,000, respectively, and is included in Selling, General and Administrative expenses in the statement of operations. In addition, the cost of the packing materials purchased from Diversified Apparel during the three and six months ended July 31, 2006 was approximately $99,000 and $199,000, respectively, and is included in Selling, General and Administrative expenses in the statement of operations.

An amendment to the Distribution Agreement with an effective date of July 31, 2005 specifies that we will purchase all of our denim apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel will receive this apparel in its United States warehouse and retain the physical risk of loss while the inventory is in its possession. Diversified Apparel will invoice us for the apparel that has been shipped to our customers after deducting payment for inventory previously purchased. Before the end of each month, Diversified Apparel will invoice to us the apparel that we estimate that we will ship to our customers in the subsequent month. The second amendment to the Distribution Agreement dated April 27, 2006, extends the expiration date of the Distribution Agreement to April 30, 2007. The third amendment to the Distribution

Agreement with an effective date of July 31, 2006 extends the expiration date of the Distribution Agreement to July 31, 2007 and states that Cygne will advance to Diversified Apparel, at Diversified’s written request, up to 50% of any outstanding product purchase orders. At all times, Cygne is subject to obsolescence risk. The apparel purchased from Diversified Apparel under this arrangement for the three and six months ended July 31, 2006 was $1,870,000 and $2,742,000, respectively. The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Because Diversified Apparel is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Distribution Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding.

As of July 31, 2006, we have outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately $22,491,000. In addition, we have short-term purchase order commitments to non-related parties of approximately $10,000.

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for us for fiscal year ended January 31, 2007. The adoption of SFAS No. 154 did not have a material impact on our financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that adoption of FIN 48 will have a material impact on our financial condition, results of operations or cash flows.

Inflation

The Company does not believe that the relatively moderate rates of inflation which have been experienced in the United States, where it competes, have had a significant effect on its net sales or profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For the first half of 2006, factor advances peaked at $23,759,000 and the average amount of factor advances was $13,700,000. An increase of 1% in the interest rate would have increased our interest expense for factor advances by approximately $69,000 in the first half of 2006.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of July 31, 2006, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“Commission’s”) rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required. For the quarter ended July 31, 2006, there were no changes in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Innovo Acquisition, we entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC (the “Letter Agreement”). Pursuant to the Letter Agreement and in connection with the closing of the purchase, on May 12, 2006 we issued 1,000,000 shares of our common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares (the “Shares”). Messrs Hubert Guez and Paul Guez are accredited investors and the shares were issued in a private placement pursuant to Section 4 (2) of the Securities Act. The shares were issue in payment of a $7.9 million outstanding promissory note in connection with the Innovo Acquisition. Under the Letter Agreement, the Shares have piggy-back registration rights on any future registration statements on Form S-3 filed by us. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such Shares until the close of trading on April 23, 2007 (the “Lock-Up Period”). In addition, 250,000 of the Shares issued to Paul Guez and 250,000 of the shares issued to

Hubert Guez (the “Escrow Shares”) were placed in an escrow account until the expiration of the Lock-Up Period, with the Escrow Shares being returned to us in the event our Common Stock is traded on NASDAQ (or any other stock exchange, market or trading facility on which the Shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the Lock-Up Period.

Item 5. Other Information

We have been granted an extension by Diversified Apparel to have our Registration Statement to be declared effective by September 30, 2006 from the previous effective date of June 30, 2006.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

10.25	Fourth Amendment to Supply Agreement, dated August 1, 2006, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V.

10.26	Third Amendment to the Distribution Agreement, dated August 1,2006, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC

10.27	Amendment to Factoring Agreement, dated as of July 31, 2006, by and between Milberg Factors and Cygne Designs, Inc.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

Date	Item	Event
June 14, 2006 (8-K)	2.02,9.01	Announcement of financial results for the three months ended April 30, 2006

May 17, 2006 (8-K)	2.01, 3.02 9.01	(1) Cygne has closed on its Asset Purchase Agreement with Innovo to purchase its private label division. (2) Cygne has issued 1,000,000 shares of its common stock to each of Paul Guez and Hubert Guez in connection with the Innovo transaction.

July 27, 2006 (8-K/A)	2.01, 9.01	Audited financial statements of the private label division of Innovo Group Inc. for the four months ended November 29, 2003 and the fiscal year ended November 27, 2004 and November 26, 2005 and the five months ended May 12, 2006. Pro forma combined financial information reflecting the results of the acquisition of the private label division of Innovo Group Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 14, 2006	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

September 14, 2006	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary