Form 10-K/A
period 2006-01-31
CYGNE DESIGNS INC
filed 2006-12-20
CIK 906782

UNITED STATES

SECURITIIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Cygne Designs, Inc.. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2006 to amend and restate its consolidated financial statements and selected financial data for the year ended January 31, 2006.

Effective July 31, 2005, the Company entered into an agreement (the “Factoring Agreement”) to use Milberg Factors, Inc. (“Milberg”) for credit administration and cash flow purposes. Under the Factoring Agreement, the Company sells to Milberg without recourse all of its receivables which are acceptable to Milberg. Milberg is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies of the Company against the Company’s customers for those receivables purchased by Milberg without recourse. Further, payment is due from Milberg upon the payment of the receivable to Milberg by Cygne’s customer less a Milberg reserve for known future chargebacks from all customers. At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to Cygne. Advances from Milberg are repayable on demand.

Historically, the Company reported amounts due from Milberg net of advances received from Milberg as a current asset in the balance sheet. Management of the Company has determined that it is more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. The statements of cash flows are also revised to present advances from Milberg and repayment of those advances as financing activities and the change in amounts due from Milberg as an operating activity.

The Company is also correcting errors identified related to the income tax expense and related deferred taxes payable for the year ended January 31, 2006 in order to increase the amount of the valuation allowance previously provided. In accordance with SFAS No. 109, “Accounting for Income Taxes”, and SFAS No.142, “Goodwill and Other Intangible Assets”, for taxable business combinations that yield tax-deductible goodwill, there is an accumulation of deferred tax liabilities over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. The deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. The Company had netted the deferred tax liability resulting from the indefinite life goodwill with gross deferred tax assets and provided a valuation allowance on the net asset balance. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, the Company has determined that the valuation allowance should have been provided against the net deferred tax assets without taking into account the indefinite lived goodwill.

The following is a summary of the effects of these changes cited above on the consolidated balance sheets as of January 31, 2006 as well as the effects of these changes on the consolidated statements of operations and cash flows for the year then ended (in thousands, except share data).

For Fiscal Year Ended January 31, 2006:

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
(Loss) before income taxes	$(5,346)	$—	$(5,346)
Provision for income taxes	35	785	820
Net (loss)	(5,381)	(785)	(6,166)
Net (loss) per share-basic and diluted	(0.30)	(0.04)	(0.34)

January 31, 2006:

	Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
Due from factor, net of allowances	$—	$15,443	$15,443
Total assets	75,708	15,443	91,151
Advances from factor	444	15,443	15,887
Current liabilities	4,799	15,443	20,242
Deferred taxes	—	785	785
Total liabilities	33,219	16,228	49,447
Accumulated deficit	(118,530)	(785)	(119,315)
Net (loss)	(5,381)	(785)	(6,166)
Net (loss) per share-basic and diluted	(0.30)	(0.04)	(0.34)
Total stockholders’ equity	42,489	(785)	41,704
Total liabilities and stockholders’ equity	75,708	15,443	91,151

For Fiscal Year Ended January 31, 2006:

	Consolidated Statements of Cash Flow
	As Previously Reported	Adjustments	As Restated
Net cash provided by (used in) operating activities	$3,263	$(17,405)	$(14,142)
Net cash (used in) provided by financing activities	(1,504)	17,405	15,901

The following information has been updated to give effect to the restatement:

Part II

Item 6 - Selected Consolidated Financial Data

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8 - Financial Statements and Supplementary Data

Part IV

Item 15 – Exhibits, Financial Statement Schedules and Reports on Form 8-K

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In this Amendment No. 1 to Form 10-K/A, we have not modified or updated disclosures presented in our original Annual Report on Form 10-K or our Form 10K/A, except as required to reflect the effects of the restatement. See Note 18 in Notes to Consolidated Financial Statements. Accordingly, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K and does not modify or update those disclosures affected by subsequent events, except as discussed above. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on May 1, 2006. For convenience the entire Form 10-K, excluding exhibits, has been re-filed in this Amendment No.1 to Annual Report on Form 10-K/A.

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

Our Company

We are a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, casual and career apparel with sales to retailers located in the United States. Our major customers include New York & Company (“NY&C”), JCPenney and Kohl’s. As a private label manufacturer, we produce apparel upon orders from our customers for sale under the customers’ own labels, rather than producing our own inventory of apparel for sale under a Cygne label. We acquired the assets used in the branded and private label denim apparel business on July 31, 2005 from Diversified Apparel. (See Item 1”Significant Financial and Business Developments”). Our branded denim products are sold under the names “Hippie,” Hint Jeans,” and “Voyou”.

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

We historically have been dependent on one or more key customers. A significant portion of our sales has been to NY&C. Sales to NY&C accounted for approximately 32%, 82% and 91%, respectively, of our net sales from continuing operations for the years 2005, 2004, and 2003. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2005 fiscal year, our sales to NY&C would have accounted for approximately 19% and 49%, respectively of our net sales from continuing operations for the years 2005 and 2004. Sales to JCPenney and Kohl’s accounted for approximately 21% and 18%, respectively, of net sales for the year 2005. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel, our sales to JCPenney and Kohl’s would have accounted for approximately 12% and 10% respectively, of our net sales from continuing operations for the year 2005. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel, our sales to JCPenney and Kohl’s would have accounted for approximately 22% and 5% respectively of our net sales from continuing operations for the year 2004. Historically, our highest shipments are in our second quarter and third quarter, with lower sales in the fourth and first quarter. (See “Significant Financial and Business Developments”).

Although we have long-established relationships with our key customers, NY&C and, through our acquisition of Diversified Apparel’s business, JCPenney and Kohl’s, we do not have long-term contracts with these customers. Our future success will be dependent upon our ability to attract new customers and to maintain our relationships with our present customers. We continue to strive to maintain our positive working relationships with our customers by providing on-time deliveries of quality products.

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

Significant Financial and Business Developments

Acquisition of a Business

On July 31, 2005, we acquired the assets used in the branded and private label denim apparel business, which we refer to as the Acquired Business, of Commerce Clothing (which was later renamed Diversified Apparel Resources, LLC), a privately-held company principally owned by Mr. Guez, Diversified Apparel’s managing member and Chief Executive Officer, pursuant to an asset purchase agreement. The assets we acquired from Diversified Apparel included, among other things, Diversified Apparel’s:

•	tangible personal property;

•	open purchase orders;

•	New York showroom leases for the property located on the fourth floor of 215 West 40th Street; and

•	trademarks and intellectual property associated with the Acquired Business, including the trademarks for “Hippie”, “Hippie Jeans”, “Hint Jeans”, and “Voyou”.

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

In addition, we entered into a factoring agreement with Milberg Factors, Inc. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 5 to Notes to Consolidated Financial Statements for detailed explanations of this agreement.

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

Our raw material purchases are made on an open account basis. We do not have formal long-term arrangements with any of our raw material suppliers. We have experienced little difficulty in satisfying our raw material requirements and consider our sources of supply adequate.

Quality Assurance

Our quality assurance program is designed to ensure that our products meet the quality standards of our customers. We require that our vendors employ qualified quality control personnel.

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

We historically have been dependent on one or more key customers. A significant portion of our sales has been to NY&C. Sales to NY&C accounted for approximately 32% and 82%, respectively, of our net sales from continuing operations for the years 2005 and 2004. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2004 fiscal year, our sales to NY&C would have accounted for approximately 19% and 49%, respectively of our net sales from continuing operations for the years 2005 and 2004. Sales to JCPenney and Kohl’s accounted for approximately 21% and 18%, respectively, of net sales for the year 2005. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2004 fiscal year, our sales to JCPenney and Kohl’s would have accounted for approximately 12% and 10%, respectively, of our net sales from continuing operations for the year 2005. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2004 fiscal year, our sales to JCPenney and Kohl’s would have accounted for approximately 22% and 5%, respectively, of our net sales from continuing operations for the year 2004.

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

During 2005, all of our products were manufactured outside the United States, at either a related party manufacturer located in Mexico, non-affiliated manufacturers located in Guatemala and in the Far East or at our manufacturing facilities located in Guatemala. We produced 25% of our net sales in our manufacturing facility in Guatemala and 9% of our net sales in non-affiliated Guatemalan facilities. A Mexican facility owned by a related party produced 46% of our net sales. Approximately 20% of our net sales is from non-affiliated manufacturers located in the Far East. On a proforma basis for 2005, we produced 15% of our net sales in our manufacturing facilities in Guatemala, and 5% of our net sales in non-affiliated Guatemalan facilities. We obtained 66% of our net sales from the related party Mexican facilities, and 14% from non-affiliated manufacturers located in the Far East.

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

The Central American countries, which include Guatemala, and the US, have negotiated a Central America Free Trade Agreement (“ CAFTA”). CAFTA, which was signed by US on August 2, 2005, will allow the US duty free imports from Guatemala if the woven fabric is manufactured using US yarn. After the Republic of Guatemala ratifies this Agreement, we anticipate that, over time, CAFTA may make Guatemala more competitive with imports from China in the categories manufactured by us in Guatemala.

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

Consumer purchases of discretionary items, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in the economies in which we sell our products may adversely affect our sales.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES ON EQUITY SECURITIES

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

The following tables summarize certain selected financial information that have been restated as described more fully in Note 18. “Restatement of Financial Statements” in the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K/A. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company, which have been audited by our registered independent public accounting firm, and the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K/A. The discontinued operation in 2001, 2002 and 2003, the acquisition in 2005, and the reversal of income tax accruals of $4,800,000 and $400,000 in 2002 and 2003, respectively, and the recording of the deferred tax liability in 2005, materially affect the comparability of the financial data reflected below.

	Fiscal Year (1)
	2001	2002	2003	2004	2005
					(Restated)
	(In thousands except per share amounts)
Income Statement Data
Net sales	$28,249	$24,019	$27,082	$28,960	$58,453
Cost of goods sold	23,311	20,694	22,932	25,133	46,339

Gross profit	4,938	3,325	4,150	3,827	12,114
Selling, general and administrative (2)	3,930	3,313	3,411	3,246	11,174
Depreciation and amortization (3)	78	68	37	66	997
Reversal for impairment of Knit business assets (4)	(959)	—	—	—	—
Provision for restructuring	—	—	—	—	102

Income (loss) from continuing operations before interest, other expense and income taxes	1,889	(56)	702	515	(159)
Interest income	(34)	(24)	(16)	(14)	(22)
Interest expense, including amortization (5)	195	223	180	159	5,034
Other expense	—	—	—	26	175

Income (loss) from continuing operations before income taxes	1,728	(255)	538	344	(5,346)
Provision (benefit) for income taxes (6)	44	(4,750)	(374)	3	820

Income (loss) from continuing operations	1,684	4,495	912	341	(6,166)
(Loss) from discontinued operation, net (includes a (loss) gain on disposal of ($479) and $400 in 2003 and 2002, respectively) (7)	(1,905)	(2,410)	(528)	(28)	—

Net (loss) income	$(221)	$2,085	$384	$313	$(6,166)

Income (loss) per share-basic and diluted from continuing operations	$0.13	$0.36	$0.07	$0.03	$(0.34)
(Loss) per share-basic and diluted from discontinued operation	(0.15)	(0.19)	(0.04)	—	—

Net (loss) income per share-basic and diluted	$(0.02)	$0.17	$0.03	$0.03	$(0.34)

Weighted average shares outstanding:
Basic	12,438	12,438	12,438	12,438	17,861

Diluted	12,438	12,439	12,441	12,443	17,861

Balance Sheet Data (as of the end of year)

	Fiscal Year (1)
	2001	2002	2003	2004	2005
					(Restated)
	(In thousands)
Cash	$2,558	$2,610	$3,345	$3,575	$977
Trade accounts receivable (8)	1,167	2,194	1,775	837	70
Due from factor (9)	—	—	—	—	15,443
Inventories	2,350	1,939	2,206	2,707	4,489
Intangibles and goodwill	—	—	—	—	69,051
Total assets	15,537	9,818	9,529	9,160	91,151
Secured subordinate promissory note (10)	—	—	—	—	29,149
Advances from factor (9)	—	—	—	—	15,887
Stockholders’ equity	5,111	7,115	7,502	7,715	41,704

(1)	References to a year are to our fiscal year commencing in that calendar year and ending on the Saturday closest to January 31 of the following year. All years presented consist of 52 weeks, except for 2005, which consists of approximately 52 weeks and two days. We have never declared or paid cash dividends on our Common Stock. In 2006, we changed our fiscal year end to January 31.
(2)	The selling, general and administrative expense includes an impairment loss for the Guatemalan facilities of $282,000 (equipment) and $978,000 (facilities and equipment) in years 2002 and 2005, respectively.
(3)	For years 2001 through 2004, depreciation and amortization related to fixed assets and leaseholds only. In 2005, depreciation and amortization related to fixed assets and leaseholds amounted to approximately $101,000 and amortization of intangible assets amounted to approximately $896,000.
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

(5)	The interest expense consists of interest on advances from factor of $454,000, interest on the secured subordinated promissory note of $1,120,000, non-cash interest associated with the amortization of debt discount on the secured subordinated promissory note of $3,349,000 and on the deferred purchase price of $111,000.
(6)	As the result of our settlement agreement with the U.S. Internal Revenue Service, we reversed a tax accrual of $4,800,000 established in connection with a potential deficiency on May 4, 2002. At January 31, 2004, we reversed a part of a tax audit reserve by $400,000 based on our knowledge of the status of the issues of the audit of a subsidiary located in Guatemala. We reversed a tax audit reserve of $12,000 and $11,000 respectively, at January 29, 2005 and January 31, 2006 to reflect the results of local tax audits. In addition, we recorded a deferred tax liability.
(7)	Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, we sold our Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

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

(8)	The balances shown under the caption “trade accounts receivable” for 2004 represent amounts due from customers; the balances shown for years 2001, 2002, and 2003 represent amounts due from our factor for those years.
(9)	See Note 5 to the Consolidated Financial Statements for detailed information related to due from factor and advances from factor.
(10)	We recorded the fair value of the secured subordinated promissory note issued in connection with the acquisition at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the note will be amortized over its estimated useful life (7

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

We also entered into several related agreements, including a registration rights agreement, the secured subordinated promissory note, a supply agreement, a distribution agreement, a stock transfer restriction agreement and a restrictive covenant agreement. Also in connection with this acquisition, we entered into a factoring agreement with Milberg Factors, Inc. The supply and distribution arrangements govern purchases of Diversified Apparel products by us, as well as related advances for inventory purchases. The restrictive covenant agreement sets forth agreed-upon non-competition covenants between Mr. Guez and us. The Registration Rights Agreement required us to use reasonable commercial efforts to register securities issued as a part of the acquisition price for the Acquired Business within a specified time frame. Notes 1 and 12 to the Consolidated Financial Statements provide detailed explanations of each of these agreements.

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

We historically have been dependent on one or more key customers. A significant portion of our sales has been to NY&C. Sales to NY&C accounted for approximately 32%, 82% and 91%, respectively, of our net sales from continuing operations for the years 2005, 2004, and 2003, respectively. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2004 fiscal year, our sales to NY&C would have accounted for approximately 19% and 49%, respectively, of our net sales from continuing operations for the years 2005 and 2004.

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

Restatement

On December 1, 2006, we determined to change our previous accounting for amounts due from Milberg (our factor) net of advances received from Milberg, recorded as a current asset in the balance sheet. We had determined that it is more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from our customers. As a result, we determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from our customers. The statements of cash flows have been revised to present advances from Milberg and repayment of those advances as financing activities and the change in amounts due from Milberg as an operating activity.

We also corrected errors identified related to the income tax expense and related deferred taxes payable for the three months ended April 30, 2006 in order to increase the amount of the valuation allowance previously provided. In accordance with SFAS No. 109, “Accounting for Income Taxes”, and SFAS No.142, “Goodwill and Other Intangible Assets”, for taxable business combinations that yield tax-deductible goodwill, there is an increase in deferred tax liabilities over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. The deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. We had netted the deferred tax liability resulting from the indefinite life goodwill with gross deferred tax assets and provided a valuation allowance on the net asset balance. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, we had determined that the valuation allowance should have been provided against the net deferred tax assets without taking into account the goodwill.

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

Accounts Receivable, Due from Factor and Allowance for Customer Chargebacks and Trade Discounts.

Substantially all of our accounts receivable are factored without recourse. We estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of January 31, 2006, we had reserved approximately $1,962,000 for allowances for customer chargebacks and trade discounts. A change in this estimate could result in the need to record additional reserves.

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

We estimate the valuation allowance against our deferred tax asset. We have recorded a valuation allowance against the entire deferred tax asset due to our history of losses and near break-even results. However, should we conclude that utilization of deferred tax assets is more likely than not, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. The deferred tax assets are net of deferred tax liabilities except for deferred tax liabilities originating form our taxable business combinations that resulted in tax-deductible goodwill. In these instances, deferred tax liabilities accumulate over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. These deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, these deferred tax liabilities are not netted against our deferred tax assets in determining the valuation allowance.

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

	Year
	2005	2004	2003
	(Restated)
Net Sales	100.0%	100.0%	100.0%

Gross profit	20.7	13.2	15.3
Selling, general and administrative expenses	19.1	11.2	12.6
Depreciation and amortization	1.7	0.2	0.1
Provision for restructuring	0.1	—	—

(Loss) income from continuing operations before interest, other expense and income taxes	(0.2)	1.8	2.6
Interest expense	8.6	0.5	0.6
Other expense	0.3	0.1	—
Provision (benefit) for income taxes	1.4	—	(1.4)

Income from continuing operations	(10.5)%	1.2%	3.4%

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

At January 31, 2006 we had unfilled confirmed customer orders of $23,029,000 compared to $4,800,000 at January 29, 2005. In general, the amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customers’ demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Acquired Business has a dilution range of 6% to 8% for allowance for chargebacks and trade discounts to be taken in the subsequent year that were related to the prior fiscal year.

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

The increase in SG&A expenses for the year 2005 compared to year 2004 of $7,928,000 was primarily attributable to the operating SG&A expenses of $6,731,000 from the Acquired Business. The Acquired Business expenses of $6,731,000 include (i) the expenses to develop, sell and purchase our denim products in the amount of $3,868,000, (ii) the expenses under the distribution agreement with Diversified Apparel in the amount of $1,924,000, (iii) the expense under our restrictive covenant agreement with Mr. Guez in the amount of $386,000 and (iv) direct administrative expenses in the amount of $553,000. Our SG&A expenses also include legal fees relating to the NASDAQ National Market and SEC informal investigations of $321,000, increased audit fees of $119,000, increased legal fees of $128,000 which are related to the formation of the 2006 Incentive Plan and to an increase in regulatory filings, severance costs of $308,000 caused by the combination of the functions with the Acquired Business, the increase in cost of the board of directors of $101,000 and the impairment charge of $978,000 against the assets located in our Guatemalan manufacturing facilities. The aggregate increases of $8,686,000 from these categories were offset by reduction of $646,000 which resulted from our reduction of payroll associated with the NY&C operations, reduction in our sales commissions, our rent and rent related expenses and the discontinuance of our knit operation. In addition, we benefited from the reversal of certain accruals no longer required amounting to $112,000.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $101,000 and $66,000, respectively, for the year 2005 and the year 2004. Amortization of intangible assets, which resulted from the acquisition of the Acquired Business, was $896,000 for the year 2005. There was no amortization of intangible assets for year 2004.

The depreciation on furniture, fixtures and leasehold improvements shown above excludes the depreciation on equipment located in our Guatemalan manufacturing facility. This depreciation expense of $191,000 and $264,000 for year 2005 and 2004, respectively, is recorded in cost of goods sold.

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

Interest expense for the year 2005 was approximately $5,034,000, an increase of $4,875,000 from $159,000 from the year 2004. The increase in interest expense is attributable to usage of advances from factor in 2005, while we did not use a factor in 2004, interest on the Note, the amortization of the discount on the Note, and the amortization of the deferred purchase price.

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

Other Expense

We realized a loss of $175,000 in respect of marketable securities because we determined the loss to be other than temporary. Our original cost of the 59,880 shares purchased on Nasdaq in November 2002 was $3.60 per share, for a total cost of $215,568. Throughout the quarters January 2004 through January 2006, the fair value of the security declined steadily. For purposes of calculating the permanent impairment, we used the average market price for February 2006 of $0.67, as management determined that the most recent full month’s data was most indicative of current market value. We determined that the security is impaired based on the consistent and substantial declines in the market value of the securities since purchased, as reflected in the Nasdaq public market

Other expense for the year 2004 of $26,000 represents a loss on expired warrants issued by a third party for the purchase of its common stock.

Provision for Income Taxes

The provision for income taxes for the year 2005 was $820,000 as compared to an income tax benefit of $3,000 in the year 2004. The provision for 2005 was comprised of $46,000 of state and local income taxes, which was offset by a reversal of $11,000 of a prior year local tax provision and a deferred tax provision of $785,000, resulting in a net provision for 2005 of $820,000. We recorded a tax liability of $785,000 related to the difference between book and tax basis from indefinite lives goodwill. The 2004 provision was comprised of $15,000 of state and local income taxes, which was offset by a reversal of $12,000 of a prior year local tax provision, resulting in a net provision for year 2004 of $3,000. In 2004, the Company settled a local tax audit. As a result of this settlement, the Company has reversed an excess tax accrual of $12,000 established in prior years in connection with this audit. The effective tax rate was less than 1% for the years ended January 31, 2006 and January 29, 2005. These amounts differ from the federal statutory rate of 34% and the effective rate for state and local taxes of 6% (total rate 40%) due to United States operating losses, foreign tax-free operations and deferred tax on goodwill amortization for the year ended January 31, 2006 and United States operating losses and foreign tax-free operations for the year ended January 29, 2005.

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

Pro forma statement of operations

The condensed combined pro forma statement of operations (unaudited) for the twelve months ended January 31, 2006 and for the twelve months ended January 29, 2005 have been prepared in accordance with U.S. generally accepted accounting principles to give effect to the July 31, 2005 acquisition of the Acquired Business as if the transaction occurred on February 1, 2004, the first day of the fiscal year. The condensed combined pro forma statement of operations combines the results of our operations and Diversified Apparel for the twelve months ended January 31, 2006 and the twelve months ended January 29, 2005. Pro forma adjustments include interest expense, amortization of discount on the secured subordinated promissory note and on the deferred purchase (both discounts shown as interest expense), amortization of intangibles, adjustment of historical distribution costs to the contractual cost as defined in the Distribution Agreement that became effective on July 31, 2005, the adjustment of the historical gross profit to the contractual gross profit as defined in the amended Supply Agreement that became effective on July 31, 2005, the recording of the expense under the Restrictive Covenant agreement with Mr. Guez, and the recording of the deferred tax liability.

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

	(In thousands, except per share amounts)

	Year Ended
	Pro forma January 31, 2006	Pro forma January 29, 2005

	(Restated)
Net sales	$98,852	$48,633
Cost of goods sold	75,016	39,936

Gross profit	23,836	8,697
Selling, general, and administrative expenses	16,539	6,775
Depreciation and amortization	1,360	767
Provision for restructuring	102	—

(Loss) income from continuing operations before interest and income taxes	5,835	1,155
Interest expense, net	7,854	5,318
Other expense	175	26

(Loss) income from continuing operations before income taxes	(2,194)	(4,189)
Provision for income taxes	1,606	1,586

(Loss) income from continuing operations	(3,800)	(5,775)
(Loss) from discontinued operation	—	(28)

Net (loss) income	$(3,800)	$(5,803)

(Loss) income per share – basic and diluted from continuing operations	$(0.21)	$(0.25)
(Loss) per share-basic and diluted from discontinued operation	—	—

Net (loss) income per share-basic and diluted	$(0.21)	$(0.25)
Weighted average common shares outstanding:
Basic	17,861	22,938
Diluted	17,861	22,938

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

EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies. For the year ended January 31, 2006, we believe it would be more meaningful to investors to include in EBITDA the impairment of fixed assets in the amount of $978,000, and therefore we refer to it as Adjusted EBITDA.

	Adjusted EBITDA (In thousands) Year Ended
	Pro forma January 31, 2006	Pro forma January 29, 2005

	(Restated)
Reconciliation of EDITDA to net (loss)
Net (loss)	$(3,800)	$(5,803)
Depreciation, amortization and impairment of fixed assets	2,338	1,018
Interest expense	7,854	5,318
Provision for income taxes	1,606	1,586

EBITDA	$7,998	$2,119

Liquidity and Capital Resources

The primary factors that affect our cash flow are (i) our net income, (ii) our customer payment terms, (iii) our payments terms to our major supplier who is a related party and (iv) our inventory levels.

Net cash used in our operating activities for the year 2005 was $14,142,000. The components of cash used in operations totaling $19,225,000, consisting of (a) an increase in due from factor of $17,405,000 which is the result of the first year of the use of a factor, (b) an increase in inventories of $1,782,000 primarily due to the inventories of the Acquired Business and (c) an increase in other receivables and other assets of $38,000. The cash used in our operating activities was partially offset by operating activities totaling $5,083,000 consisting of (i) a decrease in trade receivables of $767,000, primarily caused by our decision to factor our trade receivables at July 31, 2005, (ii) an increase in the net amount due to related parties of $300,000, which began this year in connection with our acquisition of the Acquired Business, which primarily consists of advances under our Supply Agreement less (a) interest payable on our Note and (b) the amount due on our restrictive covenant agreement, (iii) an increase in accounts payable of $1,162,000 due to the receipt of better terms on the purchase of fabric as compared to prior years at our Guatemalan facilities and an increase in our professional fees payable, (iv) an increase in accrued expenses and income taxes payable of $447,000 which include severance costs in the amount of $308,000 caused by the combination of certain back-office functions with the Acquired Business and an increase in professional fees and (v) our net income of $2,407,000, after adding back depreciation of $292,000, amortization of intangible assets of $896,000, loss on impairment of long-lived assets of $978,000, deferred taxes of $785,000 as explained in Note 18 to the Consolidated Financial Statements, amortization of debt discount of $3,460,000, allowance for customer chargebacks and trade discounts of $1,962,000, realized loss on marketable securities of $175,000 and all other of $25,000.

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

The financing activities in the year of 2005 consisted of the issuance of common stock for $14,000 from the exercise of stock options, advances from factor of $50,364,000 million and repayments to factor of $34,477,000 million. There were no financing activities in the year of 2004.

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

The secured subordinated promissory note (“Note”) in the principal amount of $47.5 million was issued in connection with the acquisition from Diversified Apparel on July 31, 2005. The note bears interest at 4.7% per annum, compounded annually. Interest and principal on the note are payable quarterly commencing on October 31, 2006. After giving effect to the conversion of $7,500,000 principal amount of the Note into common stock as described below, the principal amount of the Note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., we are required under the Note to use fifty percent of the net proceeds of any sale of our debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of our equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of 1% of the prepayment.

On January 3, 2006, Diversified Apparel and we entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of principal due under the Note to Diversified Apparel, into 1,428,571 shares of our common stock at the price of $5.25 per share. Accordingly, we canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012. The following schedule sets forth required minimum future principal payments required on the Note, as adjusted for the above conversion. Payments are to be made on a quarterly basis, commencing October 31, 2006. Our obligations under the Note are secured by a pledge of the trademarks purchased by us under the Agreement, pursuant to a security agreement entered into with Diversified Apparel.

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

We entered into a one-year factoring agreement with Milberg, effective July 31, 2005 which was amended on January 31, 2006 (the “Factoring Agreement”). Under the Factoring Agreement, we sell to Milberg without recourse all of our receivables which are acceptable to Milberg. Milberg is responsible for collection, assumes all credit risk, and obtains all of our rights and remedies against our customers for those receivables purchased by Milberg without recourse. Further, payment is due from Milberg upon the payment of the receivable to Milberg by our customer less a Milberg reserve for known future chargebacks from all customers.

We estimate the allowances for customer chargebacks and trade discounts to be applied against its factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of January 31, 2006, wee had reserved approximately $1,962,000 for allowances for customer chargebacks and trade discounts.

Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The factoring agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005 through January 31, 2006 and at least $3 million thereafter. We were in default with regard to this covenant at January 31, 2006 for which we obtained a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million thereafter. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, at least $3 million thereafter. We were in compliance with all covenants for both tangible net worth and working capital at January 31, 2006. The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the year ended January 31, 2006 were approximately $354,000. The maximum revolving amount set forth in the agreement is $20,000,000.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to us. In addition, upon our request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to our credit on Milberg’s books in excess of a reserve for known future chargebacks from all customers.

Advances from Milberg are repayable on demand. The maximum advances are the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers or $20,000,000. Advances from Milberg at January 31, 2006 were approximately $15,887,000. Interest paid to Milberg for the year ended January 31, 2006 was approximately $455,000.

Milberg may charge interest on any monies remitted or otherwise advanced or charged to our account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at January 31, 2006 was 7.5%) As security for all of our obligations to Milberg, we granted to Milberg a continuing security interest in substantially all of its property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to its Secured Subordinated Promissory Note.

In connection with the Factoring Agreement, Mr. Guez guaranteed our obligations to Milberg up to $1,000,000, plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owed to Diversified Apparel by us until all of our obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments at January 31, 2006 are as follows:

		Payments Due By Period Within
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
		(Restated)
Contractual Obligations
Operating leases (1)	$967,000	$376,000	$590,000	1,000	$—
Purchase obligations for inventory (2)	27,417,000	27,417,000	—	—	—
Advances from factor (6)	15,887,000	15,887,000	—	—	—
Principal payments on secured promissory note payable (3)	40,000,000	2,850,000	12,000,000	20,000,000	$5,150,000
Interest payments on secured promissory note payable (4)	7,613,000	3,016,000	2,987,000	997,000	$613,000
Employment agreement (5)	1,109,000	736,000	373,000	—	—

Total Contractual Obligations	$92,993,000	$50,282,000	$15,950,000	$20,998,000	$5,763,000

(1)	See Note 13 to the Consolidated Financial Statements for detailed information on operating leases.
(2)	As of January 31, 2006, we have outstanding short-term purchase order commitments to a related party for approximately $27,257,000. These commitments are inclusive of the advances under our Supply Agreement, which would be available, if requested, by the related party. In addition, we have short-term purchase order commitments to non-related parties of approximately $160,000.

We generally do not make unconditional purchase commitments for goods and services other than inventory.

(3)	As of January 31, 2006, we have future minimum repayment obligations under a secured subordinated promissory note payable to a related party, as detailed in Note 8 to the Consolidated Financial Statements. The note bears interest at 4.7% and requires quarterly payments of principal and interest commencing in October 2006.
(4)	As of January 31, 2006, we have future minimum interest obligations under a secured subordinated promissory note payable to a related party, as detailed in Note 8 to the Consolidated Financial Statements. The note bears interest at 4.7% and requires quarterly payments of principal and interest commencing in October 2006.
(5)	We have an employment agreement with an officer through April 30, 2007. The officer may receive additional compensation based upon annual cost of living and our income.
(6)	See Note 5 to the Consolidated Financial Statements for detailed information concerning advances from factor.

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

In the event that, at any given time, purchase orders outstanding from us under the Supply Agreement equal or exceed $7.5 million, we will advance to Diversified Apparel, as specified in the second amendment to the supply agreement, 50% of any such amounts exceeding $7.5 million in order to finance production. Since Diversified is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified, curtail purchases or seek additional working capital funding. We made net advances of $1,272,000 to Diversified Apparel during the year ended January 31, 2006.

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

ITEM 9A. CONTROLS AND PROCEDURES

As discussed in Note 18 to the Consolidated Financial Statements, management of the Company has restated the Company’s consolidated financial statements for the year ended January 31, 2006. The determination to restate these consolidated financial statements and other financial information was made in order to correct errors in the Company’s accounting for its factoring agreement and income tax expense and related deferred taxes payable.

Identification of Material Weaknesses

As a result of the errors related to the Company’s accounting for its factoring agreement and income taxes, the Company concluded that it did not maintain effective controls over the completeness and accuracy of its accounting for the factoring agreement and deferred tax liabilities including the related deferred income tax valuation allowance and the income tax (benefit) expense accounts. These control deficiencies resulted in the restatement discussed above, and could result in a misstatement of current assets and liabilities and cash flows from operating and financing activities, in the case of the treatment of the factoring agreement, and a misstatement of income tax (benefit) expense and deferred taxes payable in the case of the accounting for taxes on goodwill resulting from an acquisition, that in each case could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Accordingly, management has determined that the control deficiencies referred to above constitute material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended January 31, 2006. Based upon that evaluation, and as a result of the material weaknesses discussed above, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of January 31, 2006.

Remediation of Material Weaknesses

With respect to the material weakness related to the accounting for the factoring agreement and for deferred income taxes, management has researched and reviewed the detailed technical requirements related to the accounting for the factoring agreement and for deferred tax asset valuation allowances, and has revised its policy regarding the presumed reversal pattern of taxable temporary differences. Management has documented its conclusions so that it can continue to be applied consistently and appropriately in future periods. Management believes that implementation of this action will effectively remediate the material weakness described above.

Changes in Internal Control over Financial Reporting

The changes in the Company’s internal controls over financial reporting described above were implemented subsequent to the quarter ended October 31, 2006. There was no change in the Company’s internal control over financial reporting that occurred during the year ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. As a result of acquisition of the Acquired Business discussed in the Overview, we have added a corporate controller and an assistant controller located in Commerce, CA to monitor the activities of the acquired operations in our Commerce, CA accounting and administrative offices.

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

	Summary Compensation Table Annual Compensation
	Year	Salary	All Other Compensation
Bernard M. Manuel	2005	$400,000	$11,438	(2)
Chairman of the Board and Chief Executive Officer	2004	$400,000	$12,215	(2)(3)
	2003	$400,000	$16,186	(1)(2)(3)

Roy E. Green	2005	$245,000	$339,223	(6)
Senior Vice President-Chief Financial Officer	2004	$245,000	$242	(5)
Treasurer and Secretary	2003	$245,000	$649	(4)(5)

(1)	Includes $126 for year 2003 representing Cygne’s matching contribution pursuant to its 401(k) defined contribution plan. This plan was terminated in March 2003.
(2)	Includes $11,438, $11,759 and $15,637 for years 2005, 2004 and 2003, respectively, for the lease of a personal automobile.
(3)	Includes certain insurance premiums on term life insurance paid by us of $456 and $420 for years 2004 and 2003, respectively, for the benefit of the named individuals. We ceased making life insurance payments on December 31, 2004.
(4)	Includes $385 for year 2003 representing our matching contribution pursuant to our 401(k) defined contribution plan. This plan was terminated in March 2003.
(5)	Includes insurance premiums on term life insurance paid by us of $274 and $252 for the years 2004 and 2003, respectively, for the benefit of the named individuals. We ceased making life insurance payments on December 31, 2004.
(6)	Includes a retention bonus paid to Mr. Green in connection with the termination of his employment agreement.

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

Mr. Green’s employment agreement, which was terminated by mutual agreement as of July 31, 2005, contained substantially similar provisions to Mr. Manuel’s employment agreement; provided that Mr. Green’s annual salary under his agreement was $339,223, subject to annual cost of living increases. Mr. Green had accepted a salary reduction to $245,000 and has continued to receive such salary since July 31, 2005. In connection with the termination of Mr. Green’s employment agreement, he received a cash payment of $339,223 in lieu of all amounts which might be due and owing under his employment agreement, including any severance payments. Such payment was contingent on Mr. Green remaining employed by us and performing his customary functions as Senior Vice President – Chief Financial Officer, Treasurer and Secretary and assisting in the consummation of our purchase of certain assets of Diversified Apparel Resources, LLC. Notwithstanding the termination of Mr. Green’s employment agreement, he remains bound by the confidentiality and non-competition provisions which were contained in the agreement.

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

Subject to adjustment to reflect stock splits, stock dividends and other recapitalization events, a total of 3,000,000 shares of our common stock may be issued pursuant to the Plan. In determining the number of authorized shares available for issuance under the Plan the following shares shall be deemed not to have been issued (and will remain available for issuance) pursuant to the Plan: (i) shares that are subject to an award that is forfeited, canceled, terminated or settled in cash, (ii) shares repurchased by us from the recipient of an award for not more than the original purchase price of such shares or forfeited to us by the recipient of an award or (iii) shares withheld or tendered by the recipient of an award as payment of the exercise or purchase price under an award or the tax withholding obligations associated with an award.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Company has adopted the 2006 Incentive Plan, under which 3,000,000 shares of common stock may be issued. The stockholder of the Company have approved the 2006 Incentive Plan During the year ended January 31, 2006, the Company issued 60,000 shares of restricted stock to directors under the 2006 Incentive Plan.

PART IV

ITEM 15. EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a). Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Financial Statements Schedule” on page F-1.

(3). Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Mr. Guez, 215 GZ Partners, Guez Living Trust dated December 6, 1996, Griffin James Aron Guez Irrevocable Trust dated January 1, 1996, Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996 and Cygne Designs, Inc. * (1)

2.2	Asset Purchase Agreement, dated as of March 31, 2006, by and among Innovo Azteca Apparel, Inc., Innoco Group, Inc. and Azteca Production International, Inc. and Cygne Designs, Inc. * (8)

3.1	Amendment to Bylaws of Cygne Designs, Inc., effective as of July 31, 2005. * (1)

3.2	Certificate of Amendment of the Restated Certificate Of Incorporation Of Cygne Designs, Inc. * (7)

10.1	Registration Rights Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.2	Subordinated Secured Promissory Note, dated as of July 31, 2005, to Commerce Clothing Company LLC in an original principal amount of $47,500,000 * (1)

10.3	Security Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.4	Stock Transfer Restriction Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Bernard Manuel and Cygne Designs, Inc. * (1)

10.5	Supply Agreement, dated as of July 31, 2005, by and between AZT International S. de R.L. de C.V. and Cygne Designs, Inc. * (1)

10.6	Restrictive Covenant Agreement, dated as of July 31, 2005, between Mr. Guez and Cygne Designs, Inc. * (1)

10.7	Distribution Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

Exhibit No.	Description
10.8	Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (1)

10.9	Security Agreement – Goods and Chattels, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

10.10	Security Interest in Inventory Under Uniform Commercial Code Supplement to Financing or Factoring Contract, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

10.11	Guaranty, dated as of July 31, 2005, by Cygne Designs, Inc. in favor of Milberg Factors, Inc. * (1)

10.12	Client Subordination Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.13	Letter Agreement, dated as of July 31, 2005, by and between Roy Green and Cygne Designs, Inc. * (1)

10.14	Amendment to Supply Agreement, dated October 19, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LlC, and AZT International S. de R. L. de C.V. * (3)

10.15	Amendment to Registration Rights Agreement dated October 19, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC. * (3)

10.16	Lease between Blue River Associates, landlord and Cygne Designs, Inc. * (4)

10.17	Second Amendment to Supply Agreement, dated December 9, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (4)

10.18	Amendment to the Distribution Agreement, dated December 9, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (4)

10.19	Note Conversion Agreement, dated as of January 3, 2006, by and between Cygne Designs, Inc. and Diversified Apparel Resources LLC *(6)

10.20	Cygne Designs, Inc. 2006 Incentive Plan *(7)

10.21	Form of Restricted Stock Agreement for Non-Employee Directors under the 2006 Incentive Plan *(7)

10.22	Amendment to Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (8)

21.	Subsidiaries of Cygne Designs, Inc. (8)

31.1	Certification of Principal Executive Officer (9)

31.2	Certification of Principal Financial Officer (9)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

Exhibit No.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

99.1	Revised Audit Committee Charter of the Audit Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.2	Charter of the Compensation and Stock Option Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.3	Charter of the Nominating and Corporate Governance Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company no November 29, 2005 * (5)

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the following documents:
(1)	Company’s 8-K filed on August 4, 2005
(2)	Company’s 8-K filed on September 22, 2005
(3)	Company’s 8-K filed on October 21, 2005
(4)	Company’s Form 10-Q filed on December 15, 2005
(5)	Company’s 8-K filed on December 5, 2005
(6)	Company’s 8-K filed on January 5, 2006
(7)	Company’s 8-K filed on January 26, 2006
(8)	Company’s Annual Report on Form 10-K filed May 1, 2006
(9)	Filed herewith

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

Date: December 18, 2006

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

Signature	Title	Date
/s/ Bernard M. Manuel Bernard M. Manuel	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)	December 18, 2006

/s/ Roy E. Green Roy E. Green	Senior Vice President, Chief Financial Officer, and Treasurer (principal financial and accounting officer) and Secretary	December 18, 2006

/s/ James G. Groninger James G. Groninger	Director	December 18, 2006

/s/ Michel Collet Michel Collet	Director	December 18, 2006

/s/ Guy Kinberg Guy Kinberg	Director	December 18, 2006

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

As described in Note 18, Restatement, the Company has corrected its accounting for factored receivables and deferred tax liability and restated previously issued financial statements.

/s/ ERNST & YOUNG LLP

Los Angeles, California

April 14, 2006

Except for Note 18

As to which the date is

December 15, 2006

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

\s\ MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York

April 8, 2005

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	January 31, 2006	January 29, 2005
	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$977	$3,575
Trade accounts receivable	70	837
Due from factor, net of allowances	15,443	—
Inventories	4,489	2,707
Marketable securities	23	37
Other receivables and prepaid expenses	306	292

Total current assets	21,308	7,448
Fixed assets, net	724	1,679
Intangible assets, net	2,475	—
Goodwill	66,576	—
Deposits	68	33

Total assets	$91,151	$9,160

Liabilities and Stockholders’ Equity
Current liabilities:
Advances from factor	$15,887	$—
Current portion of long term note payable to a related party	729	—
Due to related parties, net	550	—
Accounts payable	1,524	362
Accrued expenses	967	517
Income taxes payable	585	566

Total current liabilities	20,242	1,445
Secured subordinated promissory note payable to a related party, net	28,420	—
Deferred taxes	785	—

Total liabilities	49,447	1,445

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized: 24,454,459 and 12,438,038 shares issued and outstanding, at January 31, 2006 and January 29, 2005, respectively	245	124
Paid-in capital	161,046	120,918
Deferred compensation	(255)	—
Accumulated other comprehensive loss	(17)	(178)
Accumulated deficit	(119,315)	(113,149)

Total stockholders’ equity	41,704	7,715

Total liabilities and stockholders’ equity	$91,151	$9,160

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Year Ended
	January 31, 2006	January 29, 2005	January 31, 2004
	(Restated)
Net sales	$58,453	$28,960	$27,082
Cost of goods sold (1)	46,339	25,133	22,932

Gross profit	12,114	3,827	4,150
Selling, general and administrative expenses (1)	11,174	3,246	3,411
Depreciation and amortization	997	66	37
Provision for restructuring	102	—	—

(Loss) income from continuing operations before interest, other expense and income taxes	(159)	515	702
Interest income	(22)	(14)	(16)
Interest expense including amortization of debt discounts (1)	5,034	159	180
Other expense	175	26	—

(Loss) income from continuing operations before income taxes	(5,346)	344	538
Provision (benefit) for income taxes	820	3	(374)

(Loss) income from continuing operations	(6,166)	341	912
Loss from discontinued operation, net (includes a loss on disposal of $479 in 2004)	—	(28)	(528)

Net (loss) income	$(6,166)	$313	$384

(Loss) income per share-basic and diluted from continuing operations	$(0.34)	$0.03	$0.07
(Loss) per share-basic and diluted from discontinued operation	—	—	(0.04)

Net (loss) income per share-basic and diluted	$(0.34)	$0.03	$0.03

Weighted average common shares outstanding:
Basic	17,861	12,438	12,438

Diluted	17,861	12,443	12,441

(1)	Related Parties amounts include the following line items:

	Year Ended
	January 31, 2006	January 29, 2005	January 31. 2004
Cost of goods sold	$31,782	$—	$—
Selling, general and administrative expenses	$3,573	$—	$—
Interest expense	$1,120	$—	$—

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For The Years Ended January 31, 2006, January 29, 2005, and January 31, 2004

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit (Restated)	Total (Restated)
Balance at February 1, 2003	12,438	$124	$120,918	—	$(81)	$(113,846)	$7,115

Net income for year ended January 31, 2004	—	—	—	—	—	384	384
Unrealized gain on marketable securities for the year ended January 31, 2004	—	—	—	—	3	—	3

Comprehensive income for year ended January 31, 2004	—	—	—	—	—	—	387

Balance at January 31, 2004	12,438	124	120,918	—	(78)	(113,462)	7,502

Net income for year ended January 29, 2005	—	—	—	—	—	313	313
Unrealized (loss) on marketable securities for the year ended January 29, 2005	—	—	—	—	(126)	—	(126)
Reclassification adjustment for realized losses included in net income	—	—	—	—	26	—	26

Comprehensive income for year ended January 29, 2005	—	—	—	—	—	—	213

Balance at January 29, 2005	12,438	124	120,918		(178)	(113,149)	7,715

Net loss for the year ended January 31, 2006 (As Restated)	—	—	—	—	—	(6,166)	(6,166)
Unrealized loss on marketable securities	—	—	—	—	(14)	—	(14)
Reclassification adjustment for realized losses included in net income	—	—	—	—	175	—	175

Comprehensive loss for year ended January 31, 2006	—	—	—	—	—	—	(5,220)

Exercise of stock options	28	2	12	—	—		14
Issuance of common stock as part of acquisition purchase price	10,500	105	32,340	—	—	—	32,445
Stock issued in conversion of related party debt	1,429	14	7,486	—	—	—	7,500

Issuance of restricted stock to directors	60	—	290	(291)	—	—	(1)
Amortization of restricted stock	—	—	—	36	—	—	36
Balance at January 31, 2006 (As Restated)	24,455	$245	$161,046	$(255)	$(17)	$(119,315)	$41,704

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	January 31, 2006	January 29, 2005	January 31, 2004
	(Restated)
Operating activities
Net (loss) income	$(6,166)	$313	$384
Adjustments to reconcile net income to net cash ( used by) provided by operating activities:
Reversal of income tax liability	(11)	(12)	(400)
Deferred taxes	785
Loss on sale of business	—	—	479
Depreciation and amortization of fixed assets	292	330	281
Amortization of intangible assets	896	—	—
Loss on impairment of long-lived assets	978	—	—
Amortization of debt discounts	3,460	—	—
Allowance for customer chargebacks and trade discounts	1,962	—	—
Non-cash stock compensation	36	—	—
Loss on marketable securities	175	26	—
Changes in operating assets and liabilities:
Trade accounts receivable	767	(837)	—
Due from factor	(17,405)	1,775	419
Inventories	(1,782)	(501)	(267)
Other receivables and prepaid expenses	(14)	(12)	125
Deposits	(24)	10	—
Accounts payable	1,162	(261)	(322)
Accrued expenses	417	(297)	347
Income taxes payable	30	(12)	8
Due to related parties	300	—	—

Net cash (used by) provided by operating activities	(14,142)	522	1,054

Investing activities
Purchase of the denim business	(4,199)	—	—
Purchase of fixed assets	(158)	(292)	(319)

Net cash used in investing activities	(4,357)	(292)	(319)

Financing activities
Exercise of stock options	14	—	—
Advances from factor	50,364	—	—
Repayments of advances to factor	(34,477)	—	—

Net cash provided by financing activities	15,901	—	—

Net (decrease) increase in cash and cash equivalents	(2,598)	230	735
Cash and cash equivalents at beginning of year	3,575	3,345	2,610

Cash and cash equivalents at end of year	$977	$3,575	$3,345

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended
	January 31, 2006	January 29, 2005	January 31, 2004
	(Restated)
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

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has recorded a valuation allowance against the deferred tax assets due to the Company’s history of losses and near break-even results. However, should the Company conclude that utilization of deferred tax assets is more likely than not, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. The deferred tax assets are net of deferred tax liabilities except for deferred tax liabilities originating from the Company’s taxable business combinations that resulted in tax-deductible goodwill. In these instances, deferred tax liabilities accumulate over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. These deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, these deferred tax liabilities not netted against the Company’s deferred tax assets in determining the valuation allowance. (See Note 18)

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Contingencies

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

Fair Value of Financial Instruments

Carrying amounts of certain financial instruments of the Company, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities. The fair value of amounts due to/from related parties is not known based on the related party nature of these amounts. The fair value of the secured subordinated promissory note payable to a related party is believed to approximate its carrying value as the note’s face amount was reduced to reflect a market rate of interest based upon a third-party valuation at inception.

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

Cost of Goods Sold

Cost of goods sold includes costs of finished products purchased from Diversified Apparel and costs of products manufactured in the Company’s Guatemalan facility. Manufacturing costs of products manufactured in the Company’s Guatemala facility are comprised of raw materials and raw material special treatments, custom duties, freight, direct labor and manufacturing overhead.

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

Interest Expense

For the year ended January 31, 2006, interest expense is comprised of interest payable on the secured subordinated promissory note, interest on advances from factor, and amortization of the discount on the secured subordinated promissory note and the deferred acquisition purchase price for the acquisition. For the year ended January 29, 2005, interest expense was comprised of factor fees factor early termination fees and the amortization of deferred financing cost. For the year ended January 31, 2004, interest expense was comprised of factor fees and amortization of deferred financing cost.

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

Outstanding options for 8,150 shares at January 31, 2006 were omitted from the diluted shares computation, as their impact would have been anti-dilutive as the Company had a net loss for the year.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Stock Based Compensation (continued)

	(In thousands) Year Ended
	January 31, 2006	January 29, 2005	January 31, 2004
	(Restated)
Net (loss) income as reported	$(6,166)	$313	$384
Add: stock-based compensation expense included in reported net income, net of related tax effects	36	—	—
Deduct: stock-based employee compensation expense determined under fair value method, net of related tax effects	(36)	—	—

Pro forma net (loss) income	$(6,166)	$313	$384
Net (loss) income per share:
Net (loss) income per share as reported- basic and diluted	$(0.34)	$0.03	$0.03
Net (loss) income per share pro-forma- basic and diluted	$(0.34)	$0.03	$0.03

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

Recent Accounting Pronouncements (continued)

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Acquisition of Company (continued)

Cygne’s primary reason for the purchase was to diversify the product offerings of the Company, including design and production expertise necessary to create new apparel lines for prospective customers.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Acquisition of Company (continued)

Purchase consideration is comprised of the following: (In thousands except shares and per share amount)

Issuance of 10,500,000 shares of Common Stock, par value $0.01 at the average market price of $3.09 per share at July 31, 2005	$32,445
Issuance of Note for $47,500, net of discount of $14,200 (1)	33,300
Cash at closing	2,000
Deferred purchase price, net of discount of $111	1,639
Transaction costs	731

Total purchase price	$70,115

The purchase price was allocated as follows:

Fixed assets	$156
Lease deposits	13
Trademarks	1,890
Product lines	930
Existing purchase orders	550
Goodwill	66,576

$70,115

(1)	The Company recorded the fair value of the note at $33,300,000, which is a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the note will be amortized to interest expense over the term of the note (7 years), using the interest method. Estimated amortization expense for the next five years is shown in the table below.

The allocation of the purchase price was based upon a valuation report prepared by a third-party. During the fourth quarter the Company finalized its purchase price allocation, which primarily resulted in reduction of goodwill and a decrease in the carrying amount of the note of $14,200,000.

Goodwill and Intangible Assets

The allocation of the excess of the purchase price made to intangibles and other long-lived assets consists of: (i) trademarks for $1,890,000 to be amortized over 5 years, (ii) cost to create product lines for $930,000 to be amortized over 3 years and (iii) value of existing purchase orders for $550,000 to be amortized over 3 months and (iv) other long-lived assets of $168,000. The total amortization for the year ended January 31, 2006 is $896,000. Estimated amortization expense for the next five years is shown in the table below. Under the purchase method of accounting, the excess purchase price including transaction costs over the fair value of the intangible and other long-lived assets acquired was $66,577,000, and is deductible for tax purposes.

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

$10,851,000

Registration Rights Agreement

In connection with the transactions contemplated by the Agreement, Cygne and Diversified Apparel entered into a Registration Rights Agreement, as amended, pursuant to which Cygne filed on September 23, 2005, a Registration Statement to register the resale of 10,500,000 shares issued in connection with the acquisition of the Acquired Business. Cygne had the obligation to have this Registration Statement declared effective no later than February 2, 2006. As of January 31, 2006, Cygne was granted an extension by Diversified Apparel to have the Registration Statement declared effective by May 1, 2006. The Company has been granted an extension to December 31, 2006 by Diversified Apparel. If the Company does not have the Registration Statement declared effective, as required by the Registration Rights Agreement, the Company will owe cash liquidated damages to Diversified in the amount of 0.05% of the value of the registrable securities held by Diversified at each event date, as defined. We intend to include the 1,428,571 shares issued in January 2006 in the conversion of $7,500,000 senior subordinated notes payable to the S-2 registration statement. See Note 8 for a complete discussion of the Note Conversion Agreement.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Acquisition of Company (continued)

The Supply Agreement

In connection with the Agreement, Cygne entered into a supply agreement, which was subsequently amended, (the “Supply Agreement”) with AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Diversified Apparel. Under the Supply Agreement, AZT will manufacture and supply Cygne with its entire requirements of branded and private label denim apparel of the type sold by Diversified Apparel (“Denim Products”) until at least July 31, 2007. Pricing under the Supply Agreement is based on providing Cygne with certain gross margins on our sales of Denim Products. Although AZT is obligated to deliver Denim Products ordered by Cygne under the Supply Agreement, Cygne has no obligation to source Denim Products from AZT.

In the event that, at any given time, purchase orders outstanding from Cygne equal or exceed $7.5 million, Cygne will, under the amended agreement, advance to Diversified 50% of any such amounts exceeding $7.5 million in order to finance production if Diversified requests such advance in writing, The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified, curtail purchases or seek additional working capital funding. At January 31, 2006, outstanding advances to Diversified Apparel were approximately $1,272,000. The details of this Agreement are further described in Note 12.

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

Cygne Designs, Inc.

Notes to Consolidated Financial Statements (continued)

2. Acquisition of Company (continued)

Condensed pro forma statement of operations (unaudited)

The condensed combined pro forma statement of operations (unaudited) for the twelve months ended January 31, 2006 and for the twelve months ended January 29, 2005 have been prepared in accordance with U.S. generally accepted accounting principles to give effect to the July 31, 2005 acquisition as if the transaction occurred on February 1, 2004, the first day of the fiscal year. The condensed combined pro forma statement of operations combines the results of operations of Cygne and the acquired business for the twelve months ended January 31, 2006 and the twelve months ended January 29, 2005. Pro forma adjustments include interest expense, amortization of the discount on the secured subordinated promissory note and deferred purchase price (both discounts shown as interest expense), amortization of intangibles, deferred taxes, adjustment of historical distribution costs to the contractual cost as defined in the Distribution Agreement that became effective on July 31, 2005, the adjustment of the historical gross profit to the contractual gross profit as defined in the amended Supply Agreement that became effective on July 31, 2005, and the recording of the expense under the Restrictive Covenant agreement with Mr. Guez.

The condensed combined pro forma financial statements are prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the Acquired Business been consummated as of the dates specified above.

	Year Ended
	(In thousands, except per share amounts)
	Pro forma January 31, 2006	Pro forma January 29, 2005
	(Restated)
Net sales	$98,852	$48,633
Net loss	(3,800)	(5,803)
Basic and diluted loss per share	$(0.21)	$(0.25)

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

5. Credit Facilities

Effective January 1, 2003, the Company entered into an Amended and Restated Factoring Agreement with GMAC Commercial Credit LLC (“Factor Agreement”). The Factor Agreement, which was scheduled to terminate on December 31, 2004, was terminated on October 30, 2004. The Company paid GMAC a contractual early termination fee of $22,500 for the year ended January 29, 2005.

There were no outstanding loans at October 30, 2004. Interest expense for the year ended January 29, 2005 on the accompanying Consolidated Statements of Operations includes factor fees, factor early termination fee and the amortization of the deferred financing costs. Interest expense for the year ended January 31, 2004 includes factor fees and the amortization of the deferred financing costs.

Effective July 31, 2005, the Company began to use Milberg Factors, Inc. (“Milberg”) for credit administration and cash flow purposes.

The Company and Milberg entered into a one-year factoring agreement effective July 31, 2005,

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Credit Facilities (continued)

which was amended on January 31, 2006 (the “Factoring Agreement”). Under the Factoring Agreement, the Company sells to Milberg without recourse all of Cygne receivables which are acceptable to Milberg. Milberg is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies of the Company against the Company’s customers for those receivables purchased by Milberg without recourse. Further, payment is due from Milberg upon the payment of the receivable to Milberg by Cygne’s customer less a Milberg reserve for known future chargebacks from all customers.

Cygne estimates the allowances for customer chargebacks and trade discounts to be applied against its factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of January 31, 2006, Cygne had reserved approximately $1,962,000 for allowances for customer chargebacks and trade discounts.

Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The factoring agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005 through January 31, 2006 and at least $3 million thereafter. Cygne was in default with regard to this covenant at January 31, 2006 for which Cygne obtained a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million thereafter. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, at least $3 million thereafter. The Company is in compliance with all working capital and tangible net worth covenants at January 31, 2006. The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the year ended January 31, 2006 were approximately $354,000. The maximum revolving amount set forth in the agreement is $20,000,000.

As discussed in Note 18, management determined to change the Company’s previous accounting for amounts due from Milberg (its Factor) net of advances received from Milberg, recorded as a current asset in the balance sheet. Management of the Company has determined that it is more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. As a result, management of the Company determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. The statements of cash flows have been revised to present advances from Milberg and repayment of those advances as financing activities and the change in amounts due from Milberg as an operating activity.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to Cygne. In addition, upon Cygne’s request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to Cygne’s credit on Milberg’s books in excess of a reserve for known future chargebacks from all customers.

Advances from Milberg are repayable on demand. The maximum advances are the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers or $20,000,000. Advances from Milberg at January 31, 2006 were approximately $15,887,000. Interest paid to Milberg for the year ended January 31, 2006 was approximately $455,000.

Milberg may charge interest on any monies remitted or otherwise advanced or charged to

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Credit Facilities (continued)

Cygne’s account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at January 31, 2006 was 7.5%) As security for all of Cygne’s obligations to Milberg, including advances made by Milberg to Cygne, Cygne granted to Milberg a continuing security interest in substantially all of its property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to its Secured Subordinated Promissory Note.

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

Due from factor, net of factor advances and allowances for chargebacks and trade discounts, as shown on the balance sheets are summarized below. Factored receivables of $17,405,000 at January 31, 2006 are without recourse.

(In thousands) (Restated)
Outstanding factored receivables	$17,405
Less, allowances for chargebacks and trade discounts	1,962

Due from factor, net of allowances for chargebacks and trade discounts	15,443
Less, advances from factor	15,887

Due to factor net of factor advances and reserves for chargebacks and trade discounts	$(444)

The average factor advances for the year ended January 31, 2006 were approximately $11,361,000 and the highest advance during this period was approximately $15,851,000.

6. Inventories

Inventories consist of the following:

	(In thousands)
	January 31, 2006	January 29, 2005
Raw material and Work-in-Process	$1,140	$2,707
Finished goods	3,349	—

Total	$4,489	$2,707

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	(In thousands)		Estimated Useful Lives
	January 31, 2006	January 29, 2005
Land	$258	$258
Building and building improvements	117	1,569	20 years
Leasehold improvements	278	166	Life of lease
Equipment, furniture, and fixtures	244	1,460	2-10 years
Vehicles	—	29	5 years

	897	3,482
Less accumulated depreciation and amortization	173	1,803

	$724	$1,679

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Fixed Assets (continued)

Impairment of Long-Lived Assets (continued)

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

Cygne’s obligations under the Note are secured by a pledge of the trademarks purchased by Cygne under the Agreement, pursuant to a Security Agreement entered into with Diversified Apparel

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Note Payable to Related Party (continued)

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

$7,613,000

The Company obtained a third-party valuation to determine the fair value of the note for the purposes of determining the purchase price of the Acquired Business. As a result, the Company recorded a debt discount of $14,200,000 to reduce the carrying value of the note to fair value. The discount is being amortized to interest expense over the term of the loan. During the year ended January 31, 2006, $3,349,000 of debt discount amortization was recorded.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The Company has filed a registration statement for 11,928,571 shares or 48.8% of the shares outstanding at January 31, 2006, and is obligated to use its commercially reasonable efforts to have the registration statement to be declared effective by the Securities and Exchange Commission no later than an agreed upon date.

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

In the event that, at any given time, purchase orders outstanding from Cygne equal or exceed $7.5 million, Cygne will, under the amended agreement, advance to Diversified 50% of any such amounts exceeding $7.5 million in order to finance production if Diversified requests such advance in writing. The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified, curtail purchases or seek additional working capital funding. At January 31, 2006, outstanding advances to Diversified Apparel were approximately $1,272,000.

The Distribution Agreement: Diversified Apparel provides distribution and operations services for Cygne. The distribution cost for the year ended January 31, 2006 was $1,672,000 and is included in Selling, General and Administrative expenses in the statement of operations.

An amendment to the distribution agreement with an effective date of July 31, 2005 between Cygne and Diversified Apparel specifies that Cygne will purchase all of its apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel will receive this apparel in its United States warehouse and retain the physical risk of loss while the inventory is in its possession. Diversified Apparel will invoice Cygne for the apparel that has been shipped to Cygne’s customers. At the end of each month, Diversified Apparel will invoice to Cygne the apparel that Cygne estimates that it will ship to its customers in the subsequent month. This amendment expires on January 31, 2007 and if not renewed Diversified Apparel will invoice Cygne directly as it receives the imported apparel. The apparel purchased from Diversified Apparel under this arrangement for the year ended January 31, 2006, including the amount that Diversified intends to ship by March 3, 2006, was $10,536,000. Approximately $2,114,000 of the $10,536,000 of purchases is included in inventory at January 31, 2006.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Related Party Transactions (continued)

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

The Company recorded interest expense for the year ended January 31, 2006 of $1,120,000, disregarding amortization of note discount. Amortization of discount on the notes and deferred purchase price charged to interest expense was approximately $3,460,000 during the year ended January 31, 2006, and none in the years ended January 29, 2005 and January 31, 2004.

The Company has filed a registration statement for 11,928,571 shares or 48.8% of the shares outstanding at January 31, 2006 and is obligated to use commercially reasonable efforts to have the registration statement to be declared effective by the Securities and Exchange Commission.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Related Party Transactions (continued)

Due to Related Parties is comprised of the following amounts.

(In thousands) January 31, 2006
Due from Diversified Apparel—advances for inventory	$(1,272)
Due to Diversified Apparel—interest on note	1,120
Due to Diversified Apparel—deferred purchase price	250
Due to First Finish Inc.	66
Due to Mr. Guez - restricted covenant agreement	386

Subtotal	550
Secured subordinated promissory notes payable, at face amount	40,000

Total	$40,550

The categories of the related party charges are:

		(In thousands)
Statement Placement See below		Year Ended January 31, 2006
1	Supply Agreement	$21,246
1	Distribution Agreement relating to purchase of imports	10,536
2	Distribution Agreement relating to distribution expenses	1,672
2	Restrictive Covenant Agreement	386
3	Interest on Secured Subordinated Promissory Note	1,120
2	The First Finish, Inc.	122
2	Charges by Diversified Apparel for employees performing services for Cygne	1,393
4	Payments to Diversified Apparel for deferred purchase price	1,500
5	Common stock issued to Diversified Apparel to reduce secured subordinated promissory note	7,500

	Total	$45,475

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Leases, Commitments and Litigation (continued)

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

As of January 31, 2006, the Company has outstanding short-term purchase order commitments to a related party for approximately $27,257,000. These commitments are inclusive of the advances under our Supply Agreement, which would be available, if requested, by the related party. In addition, Cygne has short-term purchase order commitments to non-related parties of approximately $160,000.

Litigation

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Income Taxes

Deferred income taxes are provided using the liability method. Under this method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. Significant components of the Company’s deferred tax assets and liabilities are as follows.

	(In thousands) Year Ended
	January 31, 2006	January 29, 2005
	(Restated)
Deferred tax assets:
Net operating loss carryforwards	$20,000	$44,000
Investment in subsidiaries not currently deductible	604	—
Unrealized loss on marketable securities	70	—

	20,674	44,000

Deferred tax liabilities:
Difference between book and tax basis of intangible assets	4,488	—

Net deferred tax assets	16,186	44,000
Valuation allowances	(16,186)	(44,000)

Net deferred tax asset after valuation allowances	$0	$0

Deferred tax liability resulting from difference between book and tax basis of goodwill	$(785)	$0

For financial reporting purposes, income (loss) before income taxes includes the following components:

	(In thousands) Year Ended
	January 31, 2006	January 29, 2005	January 31, 2004
Pretax income (loss)
United States	$(3,947)	$(190)	$69
Foreign	(1,399)	506	(59)

Total	$(5,346)	$316	$10

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Income Taxes (continued)

Significant components of the (benefit from) provision for income taxes are as follows:

	(In thousands) Year Ended
	January 31, 2006	January 29, 2005	January 31, 2004
	(Restated)
Current:
Federal	$0	$0	$0
Foreign	$0	0	(389)
State and local	35	3	15
Total current	35	3	(374)

Deferred taxes
Federal	$667	$—	$—
State	118	—	—

Total	$785	$—	$—

The reconciliation of income tax at U.S. federal statutory tax rates to income tax expense is as follows:

	(In thousands) Year Ended
	January 31, 2006		January 29, 2005		January 31, 2004
Tax at U.S. statutory rates	$(1,817)	34.0%	$107	34.0%	$3	34.0%
U.S. loss, no benefit provided	1,342	(25.1)	65	20.5	20	200.0
Utilization of net operating loss carryforwards	—	—	—	—	(23)	(234.0)
Foreign loss (income) not subject to tax (benefit)	475	(8.9)	(172)	(54.5)	—	—
Tax amortization of goodwill without benefit for book purposes	785	(14.7)
Reversal of tax accrual	(11)	0.2	(12)	(3.8)	(400)	(4,000.0)
Foreign and state income taxes	46	(0.8)	15	4.7	26	260.0

	$820	(15.3)	$3	0. 9%	$(374)	(3,740.0)%

As of January 28, 2006, based upon tax returns filed and to be filed, the Company expects to report a net operating loss carryforward for U.S. Federal income tax purposes of approximately $53,000,000. This carryfoward amount reflects the fact that an “ownership change” with respect to the

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Income Taxes (continued)

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

Year Generated	Year of Expiration	Federal Net Operating Loss Carryforward
		(In thousands)
1996	2011	$27,000
1997	2012	3,000
1998	2013	8,000
1999	2019	3,000
2000	2020	1,000
2003	2023	2,000
2005	2025	7,000
2006	2026	2,000

		$53,000

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

The Company has recorded a valuation allowance against the entire deferred tax asset due to the Company’s history of losses and near break-even results. However, should the Company conclude that recoverability is reasonably assured, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Income Taxes (continued)

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

On July 31, 2005, Cygne acquired certain assets of Diversified Apparel Resources, LLC (formerly named Commerce Clothing Company LLC), a limited liability company whose managing member and Chief Executive Officer is Mr. Guez, who is also one of Innovo’s stockholders, a stockholder of Azteca Productions and a party to the Blue Concept Asset Purchase Agreement that Innovo originally entered into for its purchase of the private label division from Azteca Productions. Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Subsequent Event (continued)

voting of shares, personally, through various trusts and Diversified, approximately 49% of the shares of Cygne’s common stock.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17. Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly financial data for the years ended January 31, 2006 (“2005”) and January 29, 2005 (“2004”).

	(In thousands except per share amounts)
	2005				2004
	Qtr.1	Qtr.2	Qtr.3	Qtr.4	Qtr.1	Qtr.2	Qtr.3	Qtr.4
			(Restated)	(Restated)
Net sales	$5,555	$4,062	$22,935	$25,901	$5,586	$10,318	$8,470	$4,586
Gross profit	632	292	5,290	5,900	787	1,359	1,087	594
(Loss) income from continuing operations before interest, other expense and income taxes	(195)	(434)	606	(136)	(45)	266	179	115
(Loss) income from continuing operations	(191)	(426)	(520)	(5,029)	(86)	201	120	106
(Loss) from discontinued operation	—	—	—	—	(8)	(7)	(5)	(8)
Net (loss) income	(191)	(426)	(520)	(5,029)	(94)	194	115	98
(Loss) income per share-basic and diluted from continuing operations	$(0.02)	$(0.03)	$(0.02)	$(0.22)	$(0.01)	$0.02	$0.01	$0.01
(Loss) per share-basic and diluted from discontinued operation	—	—	—	—	(0.00)	(0.00)	(0.00)	(0.00)

Net (loss) income per share-basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.22)	$(0.01)	$0.02	$0.01	$0.01

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 18 – Restatement

On December 1, 2006, management determined to change the Company’s previous accounting for amounts due from Milberg (Its Factor) net of advances received from Milberg, recorded as a current asset in the balance sheet. Management of the Company has determined that it is more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. As a result, management of the Company determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. The statements of cash flows have been revised to present advances from Milberg and repayment of those advances as financing activities and the change in amounts due from Milberg as an operating activity.

The Company also corrected errors identified related to the income tax expense and related deferred taxes payable for the year ended January 31, 2006 in order to increase the amount of the valuation allowance previously provided. In accordance with SFAS No. 109, “Accounting for Income Taxes”, and SFAS No.142, “Goodwill and Other Intangible Assets”, for taxable business combinations that yield tax-deductible goodwill, there is an increase in deferred tax liabilities over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. The deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. The Company had netted the deferred tax liability resulting from the indefinite life goodwill with gross deferred tax assets and provided a valuation allowance on the net asset balance. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, the Company has determined that the valuation allowance should have been provided against the net deferred tax assets without taking into account the indefinite lived goodwill.

The following is a summary of the effects of these changes cited above on the consolidated balance sheets as of January 31, 2006 as well as the effects of these changes on the consolidated statements of operations and cash flows for the year then ended (in thousands, except share data).

For Fiscal Year Ended January 31, 2006:

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated

(Loss) before income taxes	$(5,346)	$—	$(5,346)
Provision for income taxes	35	785	820
Net (loss)	(5,381)	(785)	(6,166)
Net (loss) per share-basic and diluted	(0.30)	(0.04)	(0.34)

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 18 Restatement (continued)

January 31, 2006:

	Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated

Due from factor, net of allowances	$—	$15,443	$15,443
Total assets	75,708	15,443	91,151
Advances from factor	444	15,443	15,887
Current liabilities	4,799	15,443	20,242
Deferred taxes	—	785	785
Total liabilities	33,219	16,228	49,447
Accumulated deficit	(118,530)	(785)	(119,315)
Net (loss)	(5,381)	(785)	(6,166)
Net (loss) per share-basic and diluted	(0.30)	(0.04)	(0.34)
Total stockholders’ equity	42,489	(785)	41,704
Total liabilities and stockholders’ equity	75,708	15,443	91,151

For Fiscal Year Ended January 31, 2006:

	Consolidated Statements of Cash Flow
	As Previously Reported	Adjustments	As Restated
Net cash provided by (used in) operating activities	$3,263	$(17,405)	$(14,142)
Net cash (used in) provided by financing activities	(1,504)	17,405	15,901

Cygne Designs, Inc. and Subsidiaries

Schedule II- Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Change in Allowances	Balance at End of Period
		(In thousands)
Reserves for returns and allowances:
Year ended January 31, 2004	20	56	71	5
Year ended January 29, 2005	5	52	57	0
Year ended January 31, 2006	0	3,894	1,932	1,962

Reserve for other receivables:
Year ended January 31, 2004	0	433	0	433
Year ended January 29, 2005	433	0	0	433
Year ended January 31, 2006	433	0	433	0