Form 10-Q/A
period 2006-04-30
CYGNE DESIGNS INC
filed 2006-12-20
CIK 906782

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

EXPLANATORY NOTE

Cygne Designs, Inc. (the “Company” or “Cygne”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended April 30, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2006 to restate its condensed consolidated financial statements for the period ended April 30, 2006. The restatement is a result of the Company’s management becoming aware of certain errors in its previously filed financial statements during the course of responding to comments of the Securities and Exchange Committee resulting from their review of the Company’s Quarterly Report on Form 10-Q for the quarters ended April 30, 2006, and other financial statements, and during its preparation of its financial statements in connection with its third quarter ended October 31, 2006. The impact of the restatement will change net income loss within the 2005 period covered.

The following information has been updated to give effect to the restatement:

Part I	Item 1	Financial Statements
Part I	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II

Item 6 – Exhibits, Financial Statement Schedules and Reports on Form 8-K

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In this Form 10-Q/A, we have not modified or updated disclosures presented in our original quarterly report on Form 10-Q, except as required to reflect the effects of the restatement. Accordingly, our Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2006 does not reflect events occurring after the filing of our original Form 10-Q and does not modify or update those disclosures affected by subsequent events, except as specifically discussed above. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on June 14, 2006. For convenience the entire Form 10-Q has been re-filed in this Form 10-Q/A.

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	April 30, 2006 (Restated)	January 31, 2006 (Restated)
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$103	$977
Trade accounts receivable	114	70
Due from factor, net of allowances	10,506	15,443
Inventories	5,531	4,489
Marketable securities	42	23
Other receivables and prepaid expenses	280	306

Total current assets	16,576	21,308
Fixed assets, net	710	724
Intangible assets, net	2,303	2,475
Goodwill	66,576	66,576
Deposits	68	68

Total assets	$86,233	$91,151

Liabilities and Stockholders’ Equity
Current liabilities:
Advances from factor	$10,216	$15,887
Current portion of long term note payable to a related party	1,500	729
Due to related parties, net	2,102	550
Accounts payable	601	1,524
Accrued expenses	1,094	967
Income taxes payable	593	585

Total current liabilities	16,106	20,242
Secured subordinated promissory note payable to a related party, net	28,162	28,420
Deferred taxes	1,177	785

Total liabilities	45,445	49,447

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized: 24,462,109 and 24,454,459 shares issued and outstanding, at April 30, 2006 and January 31, 2006, respectively	245	245
Paid-in capital	160,832	161,046
Deferred compensation	—	(255)
Accumulated other comprehensive loss	2	(17)
Accumulated deficit	(120,291)	(119,315)

Total stockholders’ equity	40,788	41,704

Total liabilities and stockholders’ equity	$86,233	$91,151

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Three Months Ended
	April 30, 2006 (Restated)	April 30, 2005
	(Unaudited)
Net sales	$20,895	$5,555
Cost of goods sold (1)	15,931	4,923

Gross profit	4,964	632
Selling, general and administrative expenses (1)	4,036	708
Depreciation and amortization	204	17
Provision for restructuring	—	102

Income (loss) from operations before interest and income taxes	724	(195)
Interest income	—	(9)
Interest expense including amortization of debt discount (1)	1,290	—

Loss from operations before income taxes	(566)	(186)
Provision for income taxes	410	5

Net loss	$(976)	$(191)

Net loss per share-basic and diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding:
Basic	24,456	12,438

Diluted	24,456	12,438

See accompanying notes.

(1).	Related Parties amounts include the following items:

	Three Months Ended
	April 30, 2006 (Restated)	April 30, 2005
Cost of goods sold	$12,328	$—
Selling, general and administrative expenses	1,222	$—
Interest expense	$470	$—

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For The Three Months Ended April 30, 2006

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit (Restated)	Total (Restated)
Balance at January 31, 2006 (As restated)	24,455	$245	$161,046	$(255)	$(17)	$(119,315)	$41,704
Net loss for the three months ended April 30, 2006	—	—	—	—	—	(976)	(976)

Unrealized gain on marketable securities	—	—	—	—	19	—	19

Comprehensive loss for the three months ended April 30, 2006	—	—	—	—	—	—	(957)

Exercise of stock options	7	—	1	—	—	—	1
Stock-based compensation	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	36	—	—	36
Adoption of FAS 123R	—	—	(219)	219	—	—	—
Balance at April 30, 2006 (unaudited) (As restated)	24,462	$245	$160,832	$—	$2	$(120,291)	$40,788

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended
	April 30, 2006 (Restated)	April 30, 2005
	(Unaudited)
Operating activities
Net (loss)	$(976)	$(191)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Deferred taxes	392	—
Depreciation and amortization of fixed assets	32	66
Amortization of intangible assets	172	—
Amortization of debt discount	513	—
Allowance for customer chargebacks and trade discounts	(859)	—
Non-cash stock compensation	40	—
Changes in operating assets and liabilities:
Trade accounts receivable	(44)	(397)
Due from factor	5,796	—
Inventories	(1,042)	586
Other receivables and prepaid expenses	26	153
Deposits	—	(8)
Accounts payable	(923)	1,330
Accrued expenses	127	(28)
Income taxes payable	8	(3)
Due to related parties	1,802	—

Net cash provided by operating activities	5,064	1,508

Investing activities
Purchase of denim business	(250)	—
Purchase of fixed assets	(18)	(11)

Net cash used in investing activities	(268)	(11)

Financing activities
Exercise of stock options	1	—
Advances from factor	$19,563	—
Repayments of advances to factor	(25,234)	—

Net cash used in financing activities	(5,670)	—

Net (decrease) increase in cash and cash equivalents	(874)	1,497
Cash and cash equivalents at beginning of period	977	3,575

Cash and cash equivalents at end of period	$103	$5,072

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Cygne Designs, Inc. Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly Cygne Designs’s financial position, results of operations and cash flows for the interim period presented. Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2007. The balance sheet at January 31, 2006 has been derived from the audited financial statements at that date. See Note 14 for information with respect to the restatements of our Financial Statements as of January 31, 2006 and April 30, 2006 and the three months then ended.

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Cygne and its subsidiaries. All inter-company balances and transactions were eliminated in consolidation.

Income Taxes

The Company follows SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has recorded a valuation allowance against deferred tax assets due to the Company’s history of losses and near break-even results. However, should the Company conclude that utilization of deferred tax assets is more likely than not, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. The deferred tax assets are net of deferred tax liabilities except for deferred tax liabilities originating from the Company’s taxable business combinations that resulted in tax-deductible goodwill. In these instances, deferred tax liabilities accumulate over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. These deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, these deferred tax liabilities are not netted against the Company’s deferred tax assets in determining the valuation allowance.

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

Cost of Goods Sold

Cost of goods sold includes costs of finished products purchased from Diversified Apparel and costs of products manufactured in the Company’s Guatemalan facility. Manufacturing costs of products manufactured in the Company’s Guatemala facility are comprised of raw materials, raw material special treatments, custom duties, freight, direct labor and manufacturing overhead.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of unrealized gain (loss) on marketable securities for the three months ended April 30, 2006 and January 31, 2006.

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

	(In thousands, except per share amounts)
	Three Months Ended
	4/30/06 Actual (Restated)	4/30/05 Pro forma (Restated)
Net revenues	$20,895	$20,624
Net (loss) income	$(976)	$113
Net (loss) income per share—basic and diluted	$(0.04)	$0.01

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

The Company and Milberg entered into a one-year factoring agreement effective July 31, 2005 which was amended on January 31, 2006. Under the factoring agreement, the Company sells to Milberg without recourse all of Cygne receivables which are acceptable to Milberg. Milberg is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies of the Company against the Company’s customers for those receivables purchased by Milberg without recourse. Further, payment is due from Milberg upon the payment of the receivable to Milberg by Cygne’s customer less a Milberg reserve for known future chargebacks from all customers.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

Cygne estimates the allowances for customer chargebacks and trade discounts to be applied against its respective non-recourse factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of April 30, 2006, Cygne had reserved approximately $1,103,000 for allowances for customer chargebacks and trade discounts.

Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade and cash discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The factoring agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005 through January 31, 2006 and at least $3 million thereafter. Cygne was in default with regard to this covenant at January 31, 2006 for which Cygne obtained a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million thereafter. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, at least $3 million thereafter. The Company is in compliance with all working capital and tangible net worth covenants at April 30, 2006. The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the three months ended April 30, 2006 were approximately $142,000. The maximum revolving amount set forth in the agreement was $20,000,000.

As discussed in Note 14, management determined to change the Company’s previous accounting for amounts due from Milberg (its Factor) net of advances received from Milberg, recorded as a current asset in the balance sheet. Management of the Company has determined that it is more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. As a result, management of the Company determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. The statements of cash flows have been revised to present advances from Milberg and repayment of those advances as financing activities and the change in amounts due from Milberg as an operating activity.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to Cygne. In addition, upon Cygne’s request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to Cygne’s credit on Milberg’s books in excess of a reserve for known future chargebacks from all customers.

Advances from Milberg are repayable on demand. The maximum advances are the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers or $20,000,000. Advances from Milberg at April 30, 2006 were approximately $19,563,000. Interest paid to Milberg for the three months ended April 30, 2006 was approximately $307,000.

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

Due from factor, net of factor advances and allowances for chargebacks and other deductions, as shown on the balance sheets are summarized below. Factored receivables of $11,609,000 and $17,405,000 at April 30, 2006 and January 31, 2006, respectively, are without recourse and no factored receivables are with recourse.

	(In thousands)
	April 30, 2006 (Restated)	January 31, 2006 (Restated)
Outstanding factored receivables	$11,609	$17,405
Less, allowances for chargebacks and trade discounts	1,103	1,962

Due from factor, net of allowances for chargebacks and trade discounts	10,506	15,443
Less, advances from factor	10,216	15,887

Due from (to) factor net of factor advances and reserves for chargebacks and trade discounts	290	$(444)

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

Depreciation and amortization expense for fixed assets was approximately $32,000 and $66,000 for the three months ended April 30, 2006 and April 30, 2005, respectively. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded a 100% impairment charge against its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value, not subject to depreciation, for its building and building improvements in its Guatemala facility.

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

$7,613,000

8. Stock Options

At April 30, 2006, 500 options were outstanding under the Company's 1993 Stock Option Plan for Non-Employee Directors, which expired April 15, 2003. The outstanding options have an expiration date of 2013.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Stock Options (continued)

	(In thousands except per share amounts)
	For the Quarter Ended April 30, 2006 (actual) (Restated)	For the Quarter Ended April 30, 2005 (pro forma) (Restated)
Net loss, as reported	$(976)	$(191)
Add: stock-based employee compensation expense included in reported in net loss	4	—
Deduct: stock-based employee compensation expense determined under fair value method	(4)	(6)

Net loss	$(976)	$(197)

Basic and diluted loss per share, as reported	$(0.04)	$(0.02)

Basic and diluted loss per share, pro forma	$(0.04)	$(0.02)

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

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries). The occurrence of certain of these factors in Guatemala where Cygne owns a manufacturing facility, could result in a loss of the Company’s investment located in this country.

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

The Supply Agreement states that if the purchase orders outstanding from Cygne under the Supply Agreement equal or exceed $7.5 million, Cygne will advance to Diversified Apparel up to 50% of any such amounts exceeding $7.5 million in order to finance production if Diversified Apparel requests such advance in writing. The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding.

The third amendment to the Supply Agreement dated April 27, 2006 states that Cygne will advance to Diversified Apparel, at Diversified‘s request, up to 50% of the amount of purchase orders outstanding, thus removing the $7.5 million base, if Diversified requests such advance in writing. At January 31, 2006 and April 30, 2006, advances from Cygne to Diversified Apparel were approximately $1,272,000 and $3,037,000, respectively.

The Distribution Agreement: Diversified Apparel provides distribution and operations services for Cygne. The distribution cost for the three months ended April 30, 2006 was $872,000 and is included in Selling, General and Administrative expenses in the statement of operations. In addition, the cost of the packing materials purchased from Diversified Apparel during the three months ended April 30, 2006 was approximately $100,000, and is included in Selling, General and Administrative expenses in the statement of operations. An amendment to the Distribution Agreement with an effective date of July 31, 2005 between Cygne and Diversified Apparel specifies that Cygne will purchase all of its apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel will receive

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

this apparel in its United States warehouse and retain the physical risk of loss while the inventory is in its possession. Diversified Apparel will invoice Cygne for the apparel that has been shipped to Cygne’s customers. Before the end of each month, Diversified Apparel will invoice to Cygne the apparel that Cygne estimates that it will ship to its customers in the subsequent month. This second amendment to the Distribution Agreement dated April 27, 2006, extends the expiration date of the Distribution Agreement from January 31, 2007 to April 30, 2007. The apparel purchased from Diversified Apparel under this arrangement for the three months ended April 30, 2006 was $5,799,000. At all times, Cygne is subject to obsolescence risk.

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

The Company intends to file a registration statement for 13,928,571 shares, or 52.6% of the shares outstanding at April 30, 2006, and is obligated to use commercially reasonable efforts to have the registration statement to be declared effective by the Securities and Exchange Commission within specified time frame.

First Finish Inc., an affiliate of Mr. Guez, operates a fabric finishing testing and development facility in California. The cost for services rendered to Cygne by First Finish Inc. for the three months ended April 30, 2006 was approximately $59,000. Payments to reduce prior amounts due to First Finish, Inc. during the three months ended April 30, 2006 was $91,000.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

Due to Related Parties is comprised of the following amounts.

	(In thousands)	(In thousands)
	April 30, 2006	January 31, 2006
Due from Diversified Apparel—advances for inventory. Effective April 30, 2006, advances for inventory shown as Inventory	$—	$(1,272)
Due to Diversified Apparel—interest on secured subordinated promissory note payable	1,590	1,120
Due to Diversified Apparel—deferred purchase price	—	250
Due to First Finish Inc.	34	66
Due to Mr. Guez—restricted covenant agreement	478	386

Subtotal	2,102	550
Secured subordinated promissory notes payable, at face amount	40,000	40,000

Total	$42,102	$40,550

The categories of the related party charges are:

		(In thousands)
Statement Placement See below		Three Months Ended April 30, 2006
1	Supply Agreement	$6,529
1	Distribution Agreement relating to purchase of imported goods	5,799
2	Distribution Agreement relating to distribution expenses	872
2	Distribution Agreement relating the purchase of packing materials	100
2	Restrictive Covenant Agreement	191
3	Interest on Secured Subordinated Promissory Note	470
2	The First Finish, Inc.	59

	Total	$14,020

The categories identified above are shown in the financial statement under the following captions.

Statement Placement
1	Cost of goods sold
2	Selling, general and administrative expenses
3	Interest expense

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

12. Income Taxes

The provision for income taxes for the three months ended April 30, 2006 was $410,000 as compared to a provision of $5,000 for the three months ended April 30, 2005. The provision for 2006 was comprised of $18,000 of minimum state and local income taxes, and a deferred tax provision of $392,000 related to the difference between book and tax basis from goodwill. A valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from the Company’s taxable business combination that resulted in deductible goodwill. The 2005 provision was comprised of $5,000 of minimum state and local income taxes. The Company’s effective tax rate differs from the federal statutory rate of 34% and the Company’s normal effective minimum state and local tax rate of 6% (for a total tax rate of 40%) due to United States operating losses, foreign tax-free operations and deferred tax on goodwill amortization for the three months ended April 30, 2006 and United States operating losses and foreign tax-free operations for the three months ended April 30, 2005.

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

On July 31, 2005, Cygne acquired certain assets of Diversified Apparel Resources, LLC (formerly named Commerce Clothing Company LLC), a limited liability company whose managing member and Chief Executive Officer is Mr. Guez, who is also one of Innovo’s stockholders, a principal stockholder of Azteca Productions and a party to the Blue Concept Asset Purchase Agreement that Innovo originally entered into for its purchase of the private label division from Azteca Productions. Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified, representing approximately 49% of the outstanding shares of Cygne’s common stock.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Subsequent Event (continued)

The assets acquired by Cygne include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, Cygne agreed to assume certain liabilities associated with Innovo’s private label division, including, the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with Innovo’s outstanding purchase orders and inventory schedules listed in the APA, and the obligations to continue to pay the earn out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities, including the remaining unpaid principal amount of the original promissory note but excluding any amounts which might be owed under the earn-out, which will represent the purchase price for the transaction, is approximately $10,000,000, subject to certain permitted adjustments related to the aggregate value of liabilities Innovo may owe to Azteca Productions as of the closing date and payment of certain audit related fees. The APA contains customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and pre-closing and post-closing covenants. In connection with the APA, Cygne entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC (the “Letter Agreement”). Pursuant to the Letter Agreement and in connection with the closing of the Transaction, on May 12, 2006 Cygne issued 1,000,000 shares of its common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares (the “Shares”), in lieu of assuming the remaining outstanding balance of the Promissory Note issued by Innovo to Azteca Productions. Under the Letter Agreement, the Shares have piggy-back registration rights on any future registration statements on Form S-3 filed by Cygne. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such Shares until the close of trading on April 23, 2007 (the “Lock-Up Period”). In addition, 250,000 of the Shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez (the “Escrow Shares”) were placed in an escrow account until the expiration of the Lock-Up Period, with the Escrow Shares being returned to Cygne in the event the Cygne Common Stock is traded on NASDAQ (or any other stock exchange, market or trading facility on which the Shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the Lock-Up Period.

As of May 12, 2006, pursuant to information set forth in a Form 4 filed with the SEC, Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 49.03% of the shares of our common stock. In addition, Mr. Guez (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Spotswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources, LLC. AZT International, S.A. de C.V is a 100% subsidiary of Azteca Production International, Inc.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Subsequent Event (continued)

As of May 12, 2006, Azteca Production International, Inc. may be deemed the beneficial owner of approximately 12.7% of Innovo Group Inc. common stock. Mr. Guez may be deemed to have the sole power to direct the voting and disposition of approximately 5.9% of Innovo Group Inc. common stock.

14. Restatement

On December 1, 2006, management determined that the Company’s previous accounting for amounts due from Milberg (its factor) net of advances received from Milberg, recorded as a current asset in the balance sheet. Management of the Company has determined that it is more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. As a result, management of the Company determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. The statements of cash flows have been revised to present advances from Milberg and repayment of those advances as financing activities and the change in amounts due from Milberg as an operating activity.

The Company also corrected errors identified related to the income tax expense and related deferred taxes payable for the year ended January 31, 2006 in order to increase the amount of the valuation allowance previously provided. In accordance with SFAS No. 109, “Accounting for Income Taxes”, and SFAS No.142, “Goodwill and Other Intangible Assets”, for taxable business combinations that yield tax-deductible goodwill, there is an increase in deferred tax liabilities over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. The deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. The Company had netted the deferred tax liability resulting from the goodwill with gross deferred tax assets and provided a valuation allowance on the net asset balance. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, the Company has determined that the valuation allowance should have been provided against the net deferred tax assets without taking into account the goodwill.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Restatement (continued)

The following is a summary of the effects of these changes cited above on the consolidated balance sheets as April 30, 2006 as well as the effects of these changes on the consolidated statements of operations and cash flows for the three months then ended (in thousands, except share data).

For Three Months Ended April 30, 2006:

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
(Loss) before income taxes	$(566)	$—	$(566)
Provision for income taxes	18	392	410
Net (loss)	(584)	(392)	(976)
Net (loss) per share-basic and diluted	(0.02)	(0.02)	(0.04)

April 30, 2006:

	Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
Due from factor, net of allowances	$290	$10,216	$10,506
Total assets	76,017	10,216	86,233
Advances from factor	—	10,216	10,216
Current liabilities	5,890	10,216	16,106
Deferred taxes	—	1,177	1,177
Total liabilities	34,052	11,393	45,445
Accumulated deficit	(119,114)	(1,177)	(120,291)
Net (loss)	(584)	(392)	(976)
Net (loss) per share-basic and diluted	(0.02)	(0.02)	(0.04)
Total stockholders’ equity	41,965	(1,177)	40,788
Total liabilities and stockholders’ equity	76,017	10,216	86,233

For Three Months Ended April 30, 2006:

	Consolidated Statements of Cash Flow
	As Previously Reported	Adjustments	As Restated
Net cash provided by (used in) operating activities	$(732)	$5,796	$5,064
Net cash (used in) provided by financing activities	126	(5,796)	(5,670)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all references to the periods ended prior to July 30, 2005 are to our fiscal year that commenced in that calendar year and ending on the Saturday closest to January 31 of the following year. Effective October 31, 2005, we changed from a thirteen-week quarterly reporting period to a last day of month quarterly reporting period, with our fiscal year now ending on January 31 of each year. The change was made to conform to the quarterly accounting periods of other major apparel companies. The change did not have a material impact on our financial condition, results of operations, or cash flows.

Overview

On July 31, 2005, we acquired from Diversified Apparel its business of designing, merchandising, and distributing branded and private label denim apparel pursuant to an asset purchase agreement (“Acquired Business”).

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

We historically have been dependent on one or more key customers. A significant portion of our sales has been to NY&C. Sales to NY&C accounted for approximately 32% and 82%, of our net sales for the years 2005 and 2004, respectively. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2004 fiscal year, our sales to NY&C would have accounted for approximately 19% and 49%, respectively, of our net sales for the years 2005 and 2004.

For the three months ended April 30, 2006 sales to New York & Company, JC Penney and Kohl’s accounted for approximately 6.5%, 29.8% and 22.1%, respectively, of our net sales. For the three months ended April 30, 2005, sales to New York & Company accounted for approximately 92% of our net sales. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2005 fiscal year, our sales to NY&C, JC Penney and Kohl’s would have accounted for approximately 25%, 17% and 17%, respectively, of our net sales for the quarter ended April 30, 2005.

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

The Central American countries, which include Guatemala, and the US, have negotiated a Central America Free Trade Agreement (“CAFTA”). CAFTA, which was signed by the U.S. on August 2, 2005, will allow the U.S. duty free imports from Guatemala if the woven fabric is manufactured using U.S. yarn. The Republic of Guatemala needs to ratify CAFTA in order for the treaty to become effective. We anticipate that, over time, CAFTA may make Guatemala more competitive with imports from China in the categories manufactured by us in Guatemala. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded an impairment charge against its building, building improvements, equipment, furniture and fixtures at its Guatemalan facility.

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

Inventories

We follow Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We recorded a valuation allowance against the entire deferred tax asset due to our history of losses and near break-even results. However, should we conclude that utilization of deferred tax assets is more likely than not, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. The deferred tax assets are net of deferred tax liabilities except for deferred tax liabilities originating form our taxable business combinations that resulted in tax-deductible goodwill. In these instances, deferred tax liabilities accumulate over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. These deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, these deferred tax liabilities are not netted against our deferred tax assets in determining the valuation allowance.

Income Taxes

We estimate the amounts of additional income taxes that may be assessed by the various taxing authorities upon audit of our filed tax returns based upon our knowledge of the cases and upon the advice of our tax counsel. A change in the estimated additional liability for income taxes could result in a higher provision for income taxes.

We estimate the valuation allowance against our deferred tax asset. We have recorded a valuation allowance against the net deferred tax asset due to our history of losses and near break-even results. However, should we conclude that utilization of deferred tax assets is more likely than not, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. The deferred tax assets are net of deferred tax liabilities except for deferred tax liabilities originating from our taxable business combinations that resulted in tax-deductible goodwill. In these instances, deferred tax liabilities accumulate over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. These deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, these deferred tax liabilities are not netted against our deferred tax assets in determining the valuation allowance.

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

	Quarter Ended:
	April 30, 2006 (Restated)	April 30, 2005
Net Sales	100.0%	100.0%

Gross profit	23.8	11.4
Selling, general and administrative expenses	19.3	12.8
Depreciation and amortization	1.0	0.3
Provision for restructuring	—	1.8

Income (loss) before interest and income taxes	3.5	(3.5)
Interest expense (income)	6.2	(0.2)
Provision for income taxes	2.0	0.1

Net loss	(4.7)%	(3.4)%

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

The increase in sales for the first quarter of 2006 compared to the first quarter of 2005 of $15,340,000 was attributable to sales of $19,202,000 from the Acquired Business, decreased sales to New York & Company (“NY&C”) of $3,751,000 and decreased sales to other customers of $111,000.

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

Sales to NY&C, JC Penney and Kohl’s accounted for approximately 6.5%, 29.8%, and 22.1%, respectively, of our net sales for the first quarter of 2006. For the three months ended April 30, 2005, sales to New York & Company accounted for approximately 92% of our net sales. On a pro forma basis, after giving effect to the acquisition of the branded and private label denim apparel business from Diversified Apparel as if such acquisition had been consummated on the first day of our 2005 fiscal year, our sales to NY&C, JC Penney and Kohl’s would have accounted for approximately 25%, 17% and 17%, respectively, of our net sales for the quarter ended April 30, 2005.

Gross Profit

The gross profit for the first quarter of 2006 was $4,964,000, or 23.8% of net sales, an increase of $4,332,000, or 685%, from the gross profit of $632,000, or 11.4% of net sales, for the first quarter of 2005.

The increase in gross profit for the first quarter of 2006 compared to the first quarter of 2005 of $4,332,000 was attributable to the gross profit of $5,203,000 from the Acquired Business, which had a 27.1% gross margin on sales of its products, decreased gross profit of $658,000 from NY&C, which had a 12.7% and 10.6% gross margin on NY&C sales for the first quarter of 2006 and 2005, respectively, and decreased gross profit of $213,000 from all other customers.

The decrease in the NY&C gross profit of $658,000 for the first quarter of 2006 compared to the first quarter of 2005 were caused by lower gross margins in 2006 compared to 2005 and by lower sales in 2006 compared to 2005. Both of these decreases are attributable to competition of imports from China and other countries in the Far East.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2006 were $4,036,000, an increase of $3,328,000, or 470%, from $708,000 for the first quarter of 2005.

The increase in SG&A expenses for the first quarter of 2006 compared to the first quarter of 2005 of $3,328,000 was attributable to the operating SG&A expenses of $3,173,000 from the Acquired Business. The Acquired Business expenses include (i) the expenses to develop, sell and purchase our denim products in the amount of $1,439,000 (ii) the distribution and operating service expenses under the distribution agreement with Diversified Apparel in the amount of $1,031,000 (iii) the expenses under our restrictive covenant agreement in the amount of $191,000, and (iv) direct administrative expenses in the amount of $512,000. Our SG&A expense also include increased audit fees of $76,000, increased legal fees of $76,000 which are primarily related to an increase in regulatory filings, severance costs of $208,000 caused by the combination of certain of our functions with those of the Acquired Business and the increase in cost of the board of directors and Nasdaq fees of $102,000. The aggregate increases of $3,634,000 from these categories were offset by reduction of $307,000 which resulted from our reduction of payroll associated with operations to support orders placed by NY&C.

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

Provision for Income Taxes

The provision for income taxes for the three months ended April 30, 2006 was $440,000 as compared to a provision of $5,000 for the three months ended April 30, 2005. The provision for 2006 was comprised of $18,000 of minimum state and local income taxes, and a deferred tax provision of $392,000 related to the difference between book and tax basis from goodwill. A valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from our taxable business combination that resulted in deductible goodwill. The 2005 provision was comprised of $5,000 of minimum state and local income taxes. Our effective tax rate differs from the federal statutory rate of 34% and our normal effective minimum state and local tax rate of 6% (for a total tax rate of 40%) due to United States operating losses, foreign tax-free operations and deferred tax on goodwill amortization for the three months ended April 30, 2006 and United States operating losses and foreign tax-free operations for the three months ended April 30, 2005.

Pro forma statement of operations

The following table shows the Company’s unaudited pro forma consolidated results of operations for the three months ended April 30, 2005 assuming that the Diversified Apparel acquisition had occurred at the beginning of the 2005 fiscal year.

	(In thousands, except per share amounts)
	Three Months Ended
	4/30/06 Actual (Restated)	4/30/05 Pro forma (Restated)
Net revenues	$20,895	$20,624
Net (loss) income	$(976)	$113
Net (loss) income per share—basic and diluted	$(0.04)	$0.01

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

	(In thousands)
	Three Months Ended
	4/30/06 (Restated)	4/30/05
Reconciliation of EDITDA to net (loss) income
Net (loss) income	$(976)	$113
Depreciation and amortization	204	197
Interest expense	1,290	1,364
Provision for income taxes	410	6

EBITDA	$928	$1,680

Liquidity and Capital Resources

Net cash provided by operating activities for the first quarter of 2006 was $5,064,000. The components of cash used in operating activities totaling $2,695,000 are (i) an increase in trade receivables of $44,000 which reflects miscellaneous sales, (ii) an increase in inventories of $1,042,000 which reflects more denim inventory, (iii) a decrease in accounts payable of $923,000 which was principally caused by payments to fabric vendors and payments of professional fees, and (iv) our net loss of $686,000, which is net of depreciation of $32,000, amortization of intangible assets of $172,000, amortization of debt discount of $513,000, decrease in allowance for customer chargebacks and trade discounts of $859,000, increase in deferred taxes of $392,000 and non-cash stock compensation of $40,000. The cash used in operations was offset by cash provided by operations totaling $7,759,000 consisting of (a) an increase in prepaid expenses of $26,000 (b) an increase in accrued expenses and income taxes payable of $135,000 which reflects an increase in professional fees, (c) an increase in due from factor of $5,796,000 which was caused by increased sales, and (d) an increase in due to related parties of $1,802,000 which was primarily due to an increase in interest due on secured subordinated promissory note and fees due on the restrictive covenant agreement.

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

Net cash used in financing activities in the first quarter of 2006 of $5,670,000 consisted of the issuance of common stock for $1,000 from the exercise of stock options, advances from the factor of $19,114,000 and repayments to the factor of $24,785,000. There were no financing activities in the first quarter of 2005.

At April 30, 2006 and at April 30, 2005, working capital was $470,000 and $5,869,000, respectively. The decrease in working capital of $5,399,000 was mainly attributable to the cash consideration paid in connection with our acquisition of the Acquired Business, the current portion of our related party long-term note payable and the interest payable on both of our long term portion and short term portion of our note payable, such note payable being issued as partial consideration for our acquisition. Approximately $3,090,000 of the working capital decrease is attributable to note and interest payments due in October 2006. Our major supplier, Diversified Apparel, an affiliate of Mr. Guez, has granted us extended payment terms through the period ending April 30, 2007. The details of the extended payment terms are described under the caption, “Off-Balance Sheet Arrangements”

The secured subordinated promissory note (“Note”) in the principal amount of $47.5 million issued in connection with the acquisition from Diversified Apparel on July 31, 2005 has a maturity date of April 30, 2012. The note bears interest at 4.7% per annum, compounded annually. Interest and principal on the note are payable quarterly commencing on October 31, 2006. The principal amount of the note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., we are required under the note to use fifty percent of the net proceeds of any sale of our debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of our equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the note, with the principal amount of the note being reduced by the amount of the prepayment at a discount of 1% of the prepayment. Our obligations under the Note are secured by a pledge of the trademarks purchased by us under the Agreement, pursuant to a security agreement entered into with Diversified Apparel.

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

The Note bears interest at 4.7%, and we expect to pay approximately $7,613,000 of interest over the life of the loan, commencing in the year ended January 31, 2007, as shown in the following table:

Year Ended January 31:
2007	$3,016,000
2008	1,633,000
2009	1,354,000
2010	997,000
2011	526,000
Thereafter	87,000

$7,613,000

In connection with the acquisition, we entered into a Factoring Agreement with Milberg Factors, Inc. We did not have a credit facility during the first quarter of 2005.

We entered into a one-year factoring agreement with Milberg effective July 31, 2005 which was amended on January 31, 2006 (the “Factoring Agreement”). Under the Factoring Agreement, we sell to Milberg without recourse all of our receivables which are acceptable to Milberg. Milberg is responsible for collection, assumes all credit risk, and obtains all of our rights and remedies against our customers for those receivables purchased by Milberg without recourse. Further, payment is due from Milberg upon the payment of the receivable to Milberg by our customers less a Milberg reserve for known future chargebacks from all customers.

We estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by our customers. As of April 30, 2006, we had reserved approximately $1,103,000 for allowances for customer chargebacks and trade discounts.

Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The factoring agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005 through January 31, 2006 and at least $3 million thereafter. We were in default with regard to this covenant at January 30, 2006 for which we obtained a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million thereafter. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, at least $3 million thereafter. We were in compliance with all covenants for both tangible net worth and working capital at April 30, 2006. The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the quarter ended April 30, 2006 were approximately $142,000. The maximum revolving amount set forth in the agreement is $20,000,000.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to us. In addition, upon our request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to our credit on Milberg’s books in excess of a reserve for known future chargebacks from all customers.

Advances from Milberg are repayable on demand. The maximum advances are the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers or $20,000,000. Advances from Milberg at April 30, 2006 were approximately $19,563,000. Interest paid to Milberg for the quarter ended April 30, 2006 was approximately $307,000.

Milberg may charge interest on any monies remitted or otherwise advanced or charged our account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at April 30, 2006 was 7.5%) As security for all of our obligations to Milberg including advances made by Milberg to us we granted to Milberg a continuing security interest in substantially all of our property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to its Secured Subordinated Promissory Note.

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

	(In thousands)
	April 30, 2006	January 31, 2006
Outstanding factored receivables	$11,609	$17,405
Less, allowances for chargebacks and trade discounts	1,103	1,962

Due from factor, net of allowances for chargebacks and trade discounts	10,506	15,443
Less, advances from factor	10,216	15,887

Due from (to) factor, net of factor advances and reserves for chargebacks and other deductions	$290	$(444)

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

On July 31, 2005, we acquired certain assets of Diversified Apparel Resources, LLC (formerly named Commerce Clothing Company LLC), a limited liability company whose managing member and Chief Executive Officer is Mr. Guez, who is also one of Innovo’s stockholders, a stockholder of Azteca Productions and a party to the Blue Concept Asset Purchase Agreement that Innovo originally entered into for its purchase of the private label division from Azteca Productions. Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of shares, personally, through various trusts and Diversified, representing approximately 49% of the shares of Cygne’s common stock.

The assets acquired by us include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, we agreed to assume certain liabilities associated with Innovo’s private label division, including, the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with Innovo’s outstanding purchase orders and inventory schedules listed in the APA, and the obligations to continue to pay the earn out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities, including the remaining unpaid principal amount of the original promissory note but excluding any amounts which might be owed under the earn-out, which will represent the purchase price for the transaction, is approximately $10,000,000. subject to certain permitted adjustments related to the aggregate value of liabilities Innovo may owe to Azteca Productions as of the closing date and payment of certain audit related fees. The APA contains customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and pre-closing and post-closing covenants.

In connection with the APA, we entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC (the “Letter Agreement”). Pursuant to the Letter Agreement and in connection with the closing of the Transaction, on May 12, 2006 we issued 1,000,000 shares of its common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares (the “Shares”), in lieu of assuming the remaining outstanding balance of the Promissory Note issued by Innovo to Azteca Productions. Under the Letter Agreement, the Shares have piggy-back registration rights on any future registration statements on Form S-3 filed by us. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such Shares until the close of trading on April 23, 2007 (the “Lock-Up Period”). In addition, 250,000 of the Shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez (the “Escrow Shares”) were placed in an escrow account until the expiration of the Lock-Up Period, with the Escrow Shares being returned to us in the event our Common Stock is traded on NASDAQ (or any other stock exchange, market or trading facility on which the Shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the Lock-Up Period.

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

The second amendment to the Supply Agreement with an effective date of July 31, 2005 between Diversified Apparel and us specifies that AZT will ship its manufactured apparel to the United States and invoice Diversified Apparel, an affiliate of Mr. Guez. Diversified Apparel will retain the physical risk of loss while the inventory is in its possession and each month invoices to us for the apparel that we have shipped to our customers. At the end of each month, Diversified Apparel invoices us for the apparel on hand that we estimate that we will ship to our customers in the subsequent month. This third amendment the Supply Agreement dated April 27, 2006 extends the expiration date of the Supply Agreement from January 31, 2007 to April 30, 2006. and if not renewed AZT will invoice us directly as specified in the supply agreement. The amount purchased from Diversified Apparel under the agreement for the three months ended April 30, 2007 was approximately $6,529,000.

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

ITEM 4. CONTROLS AND PROCEDURES

As discussed in Note 14 to the Consolidated Financial Statements, management of the Company has restated the Company’s consolidated financial statements for the three months ended April 30, 2006. The determination to restate these consolidated financial statements and other financial information was made in order to correct errors in the Company’s accounting for its factoring agreement and income tax expense and related deferred taxes payable.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the three months ended April 30, 2006. Based upon that evaluation, and as a result of the material weaknesses discussed above, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of April 30, 2006.

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

Changes in Internal Control over Financial Reporting

The changes in the Company’s internal controls over financial reporting described above were implemented subsequent to the quarter ended October 31, 2006. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

On July 31, 2005, we acquired certain assets of Diversified Apparel Resources, LLC (formerly named Commerce Clothing Company LLC), a limited liability company whose managing member and Chief Executive Officer is Mr. Guez, who is also one of Innovo’s stockholders, a stockholder of Azteca Productions and a party to the Blue Concept Asset Purchase Agreement that Innovo originally entered into for its purchase of the private label division from Azteca Productions. Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of shares, personally, through various trusts and Diversified, representing approximately 49% of the shares of our common stock.

The assets acquired by us include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, we agreed to assume certain liabilities associated with Innovo’s private label division, including the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with Innovo’s outstanding purchase orders and inventory schedules listed in the APA, and the obligations to continue to pay the earn out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities, including the remaining unpaid principal amount of the original promissory note but excluding any amounts which might be owed under the earn-out, which will represent the purchase price for the transaction, is approximately $10,000,000. subject to certain permitted adjustments related to the aggregate value of liabilities Innovo may owe to Azteca Productions as of the closing date and payment of certain audit related fees. The APA contains customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and pre-closing and post-closing covenants.

In connection with the APA, we entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC (the “Letter Agreement”). Pursuant to the Letter Agreement and in connection with the closing of the Transaction, on May 12, 2006 we issued 1,000,000 shares of its common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares (the “Shares”), in lieu of assuming the remaining outstanding balance of the Promissory Note issued by Innovo to Azteca Productions. Under the Letter Agreement, the Shares have piggy-back registration rights on any future registration statements on Form S-3 filed by us. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such Shares until the close of trading on April 23, 2007 (the “Lock-Up Period”). In addition, 250,000 of the Shares issued to Paul Guez and 250,000 of the Shares issued to Hubert Guez (the “Escrow Shares”) were placed in an escrow account until the expiration of the Lock-Up Period, with the Escrow Shares being returned to us in the event our Common Stock is traded on NASDAQ (or any other stock exchange, market or trading facility on which the Shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the Lock-Up Period.

We have been granted an extension by Diversified Apparel to have our Registration Statement to be declared effective by June 30, 2006 from the previous effective date of May 1, 2006.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

10.22	Third Amendment to Supply Agreement, dated April 27, 2006, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V.*

10.23	Second Amendment to the Distribution Agreement, dated April 27,2006, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC*

31.1	Certificate of Principal Executive Officer+

31.2	Certificate of Principal Financial Officer+

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 +

*	Previously Filed
+	Filed Herewith

b. Reports on Form 8-K

Date	Item	Event
April 6, 2006 (8-K)	1.01, 8.01, 9.01	(1) Cygne has entered into an Asset Purchase Agreement with Innovo to purchase its private label division. (2) Cygne has been informed that the SEC has commenced an informal investigation in the trading of Cygne’s common stock for the period preceding the April 19, 2005 announcement that Cygne had entered into preliminary discussions to purchase certain assets of Commerce Clothing. (3) Cygne is now traded on Nasdaq Capital Market

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 18, 2006	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

December 18, 2006	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary