Form 10-Q/A
period 2006-07-31
CYGNE DESIGNS INC
filed 2006-12-20
CIK 906782

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

EXPLANATORY NOTE

Cygne Designs, Inc. (the “Company” or “Cygne”) is filing this Quarterly Report on Form 10-Q/A for the quarter ended July 31, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2006 to restate its condensed consolidated financial statements for the period ended July 31, 2006. The restatement is a result of the Company’s management becoming aware of certain errors in its previously filed financial statements during the course of responding to comments of the Securities and Exchange Committee resulting from their review of the Company’s Quarterly Report on Form 10-Q for the quarters ended July 31, 2006, and other financial statements, and during its preparation of its financial statements in connection with its third quarter ended October 31, 2006. The impact of the restatement will change net income within the 2006 periods covered.

The following information has been updated to give effect to the restatement:

Part I	Item 1 -	Financial Statements
Part I	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II

Item 6 – Exhibits, Financial Statement Schedules and Reports on Form 8-K

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In this Form 10-Q/A, we have not modified or updated disclosures presented in our original quarterly report on Form 10-Q, except as required to reflect the effects of the restatement. Accordingly, this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended July 31, 2006 does not reflect events occurring after the filing of our original Form 10-Q and does not modify or update those disclosures affected by subsequent events, except as specifically discussed above. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on September 14, 2006. For convenience the entire Form 10-Q has been re-filed in this Form 10-Q/A.

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	July 31, 2006 (Restated)	January 31, 2006 (Restated)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,841	$977
Non-factored trade accounts receivable	7,901	70
Due from factor, net of allowances	24,095	15,443
Inventories	4,829	4,489
Marketable securities	37	23
Other receivables and prepaid expenses	112	306

Total current assets	40,815	21,308
Fixed assets, net	687	724
Intangible assets, net	5,012	2,475
Goodwill	73,080	66,576
Deposits	68	68

Total assets	$119,662	$91,151

Liabilities and Stockholders’ Equity
Current liabilities:
Advances from factor	$23,905	$15,887
Current portion of long term note payable to a related party	2,299	729
Due to related parties, net	11,611	550
Accounts payable	340	1,524
Accrued expenses	931	967
Income taxes payable	611	585

Total current liabilities	39,697	20,242
Secured subordinated promissory note payable to a related party, net	27,876	28,420
Deferred taxes	1,599	785

Total liabilities	69,172	49,447

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized: 26,462,109 and 24,454,459 shares issued and outstanding, at July 31, 2006 and January 31, 2006, respectively	265	245
Paid-in capital	168,529	161,046
Deferred compensation	—	(255)
Accumulated other comprehensive income (loss)	(3)	(17)
Accumulated deficit	(118,301)	(119,315)

Total stockholders’ equity	50,490	42,489

Total liabilities and stockholders’ equity	$119,662	$91,151

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	July 31, 2006 (Restated)	July 30, 2005	July 31, 2006 (Restated)	July 30, 2005
	(unaudited)
Net sales	$45,116	$4,062	$66,011	$9,617
Cost of goods sold (1)	35,140	3,770	51,071	8,693

Gross profit	9,976	292	14,940	924
Selling, general and administrative expenses (1)	5,629	708	9,665	1,416
Depreciation and amortization	624	18	828	35
Provision for restructuring	—	—	—	102

Income (loss) from operations before interest and income taxes	3,723	(434)	4,447	(629)
Interest income	—	(13)	—	(22)
Interest expense including amortization of debt discount (1)	1,293	—	2,583	—

Income (loss) from operations before income taxes	2,430	(421)	1,864	(607)
Provision for income taxes	440	5	850	10

Net income (loss)	$1,990	$(426)	$1,014	$(617)

Net income (loss) per share-basic and diluted	$0.08	$(0.03)	$0.04	$(0.05)

Weighted average common shares outstanding:
Basic	26,223	12,458	25,343	12,448

Diluted	26,223	12,458	25,343	12,448

(1).	Related Parties amounts included in the following line items:

	Three Months Ended		Six Months Ended
	July 31, 2006	July 30, 2005	July 31, 2006	July 30, 2005
Cost of goods sold	$34,943	$—	$47,271	$—
Selling, general and administrative expenses	$2,588	$—	$3,810	$—
Interest expense	$470	$—	$940	$—

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For The Six Months Ended July 31, 2006

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit (Restated)	Total (Restated)
Balance at January 31, 2006 (As restated)	24,455	$245	$161,046	$(255)	$(17)	$(119,315)	$41,704
Net income for the six months ended July 31, 2006	—	—	—	—	—	1,014	1,014
Unrealized gain (loss) on marketable securities	—	—	—	—	14	—	14

Comprehensive income for the six months ended July 31, 2006	—	—	—	—	—	—	1,028
Issuance of common stock as part of acquisition purchase price	2,000	20	7,660	—	—	—	7,680
Exercise of stock options	7	—	1	—	—	—	1
Stock-based compensation	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	37	36	—	—	73
Adoption of FAS 123R	—	—	(219)	219	—	—	—
Balance at July 31, 2006 (unaudited) (As restated)	26,462	$265	$168,529	$—	$(3)	$(118,301)	$50,490

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Six Months Ended
	July 31, 2006 (Restated)	July 30, 2005
	(Unaudited)
Operating activities
Net income (loss)	$1,014	$(617)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred taxes	814	—
Depreciation and amortization of fixed assets	65	132
Amortization of intangible assets	763	—
Amortization of debt discount	1,026	—
Allowance for customer chargebacks and trade discounts	339	—
Non-cash stock compensation	77	—
Changes in operating assets and liabilities:
Non-factored trade accounts receivable	(7,831)	(895)
Due from factor	(8,991)	—
Inventories	160	300
Other receivables and prepaid expenses	194	81
Deposits	—	—
Due to related parties	8,811	—
Accounts payable	(1,184)	864
Accrued expenses	(91)	248
Income taxes payable	26	2

Net cash (used in) provided by operating activities	(4,808)	115

Investing activities
Purchase of denim business from Diversified Apparel Resources LLC	(250)	(506)
Purchase of private label division from Innovo Group Inc.	(69)	—
Purchase of fixed assets	(28)	(26)

Net cash used in investing activities	(347)	(532)

Financing activities
Exercise of stock options	1	6
Advances from factor	$49,434	—
Repayments of advances to factor	(41,416)	—

Net cash provided by financing activities	8,019	6

Net increase in cash and cash equivalents	2,864	(411)
Cash and cash equivalents at beginning of period	977	3,575

Cash and cash equivalents at end of period	$3,841	$3,164

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Cygne Designs, Inc.’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim period presented. Operating results for the three and six months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2007. The balance sheet at January 31, 2006 has been derived from the audited financial statements at that date. See Note 13 for information with respect to the restatement of our Financial Statements as of January 31, 2006 and July 31, 2006 and for the three months and six months ended July 31, 2006.

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

Fair Value of Financial Instruments

Carrying amounts of certain financial instruments of the Company, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities. The fair value of amounts due to/from Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

related parties is not known based on the related party nature of these amounts. The fair value of the secured subordinated promissory note payable to a related party is believed to approximate its carrying value, as the note’s face amount was reduced to reflect a market rate of interest based upon a third-party valuation at inception.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets consist of property and equipment, and intangible assets and goodwill. Intangible assets are comprised of trademarks, costs to create product lines, and the value of customer relationships from the acquisition of the denim apparel business of Diversified Apparel (“Acquired Business”) and customer relationships from the acquisition of the private label division of Innovo Group Inc. (“Innovo Acquisition”). In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company assesses the impairment of identifiable intangibles and goodwill at least annually in the case of goodwill, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include expenses related to compensation, selling commissions, travel and entertainment, samples, rent, office expenses, professional fees, insurance, restrictive covenant fees, earn-out fees, factor fees, director fees and other public company expenses. All of the Company’s restrictive covenant fees and distribution expenses during the three and six months ended July 31, 2006 were incurred under either the Restrictive Covenant Agreement or the Distribution Agreement with Diversified Apparel and the earn-out fees were incurred under the provision of Innovo Acquisition agreement. See Note 2.

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

	Three Months Ended		Six Months Ended
	July 31, 2006	July 30, 2005	July 31, 2006	July 30, 2005
	(in thousands)
Weighted average common shares outstanding	26,223	12,438	25,343	12,448
Effect of dilutive securities: Stock Options	—	—	—	—

Weighted average common shares outstanding and common shares equivalents	26,223	12,458	25,343	12,448

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of unrealized gain (loss) on marketable securities for the six months ended July 31, 2006 and January 31, 2006.

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

2. Acquisition of Companies

Acquisition of the Private Label Division from Innovo Group, Inc. (“Innovo Aquisition”)

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

In connection with the Asset Purchase Agreement, the Company entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo transaction, on May 12, 2006 the Company issued 1,000,000 shares of its common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares in lieu of assuming the remaining outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares, have piggy-back registration rights on any future registration statements on Form S-3 filed by Cygne. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to the Company in the event that the Company’s common stock is traded on NASDAQ (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the lock-up period.

As of May 12, 2006, pursuant to information set forth in a Form 4 filed with the SEC, Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 49.03% of the shares of our common stock. In addition, Mr. Guez (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Spotswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources LLC. AZT International, S.A. de C.V is a 100% subsidiary of Azteca Production International, Inc.

As of May 21, 2006, Azteca Production International, Inc. may be deemed the beneficial owner of approximately 12.7% of Innovo Group Inc. common stock. Mr. Guez may be deemed to have the sole power to direct the voting and disposition of approximately 5.9% of Innovo Group Inc. common stock.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Acquisition of Companies (continued)

The purchase price consideration is comprised of the following:

(In thousands)
Issuance of 2,000,000 shares of Cygne Common Stock at $3.84 per share	$7,680
Assumption of liability to Diversified Apparel Resources LLC	2,500
Transaction costs, of which $69,000 was paid prior to July 31, 2006 and $55,000 in accrued liabilities	124

Total Purchase Price	$10,304

The preliminary purchase price was allocated as follows.

(In thousands)
Inventories	$500
Intangible assets—customer relationships, amortized over 5 years	3,300
Excess purchase price allocated to goodwill	6,504

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

The Acquired Business pro forma adjustments include the adjustment of the historical gross profit to the contractual gross profit which is defined in the Cygne supply agreement with Diversified Apparel, adjustment of Acquired Business historical distribution and occupancy costs to the contractual cost as defined in the Cygne distribution agreement with Diversified Apparel, the recording of the expense under the restrictive covenant agreement with Hubert Guezt, the recording of the amortization of the intangible assets in connection with the Acquired Business and the adjustment to reflect the interest expense on the secured subordinated promissory note and amortization of debt discount expense recorded under the Acquired Business, and the recording of the deferred tax liability.

The Innovo Acquisition pro forma adjustments include the adjustment of Innovo Acquisition historical amortization of its intangibles to the amortization of Cygne’s intangibles in connection with the Innovo Acquisition and the elimination of the Innovo Acquisition impairment of goodwill, and the recording of the deferred tax liability.

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

	Three Months Ended		Six Months Ended
	7/31/06 Pro forma (Restated)	7/30/05 Pro forma (Restated)	7/31/06 Pro forma (Restated)	7/30/05 Pro forma (Restated)
	(In thousands, except per share amounts)
Net revenue	$53,615	$40,076	$89,012	$86,689
Net income	$1,220	$2,036	$(269)	$2,017
Net income per share—basic and diluted	$0.05	$0.09	$(0.01)	$0.08

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

The Company and Milberg entered into a one-year factoring agreement effective July 31, 2005 which was amended on January 31, 2006 and July 31, 2006 and renewed through July 31, 2007 (“the Factoring Agreement”). Under the Factoring Agreement, the Company sells to Milberg without recourse all of Cygne receivables which are acceptable to Milberg. Milberg is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies of the Company against the Company’s customers for those receivables purchased by Milberg without recourse. Further, payment is due from Milberg upon the payment of the receivable to Milberg by Cygne’s customer less a Milberg reserve for known future chargebacks from all customers.

Cygne estimates the allowances for customer chargebacks and trade discounts to be applied against its respective non-recourse factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of July 31, 2006, Cygne had reserved approximately $2,301,000 for allowances for customer chargebacks and trade discounts.

Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade and cash discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The factoring agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005 through January 31, 2006 and at least $3 million thereafter. Cygne was in default with regard to this covenant at January 30, 2006 for which Cygne obtained a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million thereafter. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, at least $3 million thereafter. The Company is in compliance with all working capital and tangible net worth covenants at July 31, 2006. The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the three and six months ended July 31, 2006 were approximately $165,000 and $307,000, respectively. The maximum revolving amount set forth in the agreement was $20,000,000. In an amendment with an effective date of July 31, 2006, the maximum revolving amount was increased to $25,000,000.

As discussed in Note 13, management determined to change the Company’s previous accounting for amounts due from Milberg (its Factor) net of advances received from Milberg, recorded as a current asset in the balance sheet. Management of the Company has determined that it is more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. As a result, management of the Company determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. The statements of cash flows have been revised to present advances from Milberg and repayment of those advances as financing activities and the change in amounts due from Milberg as an operating activity.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

Advances from Milberg are repayable on demand. The maximum advances are the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers or $25,000,000. Advances from Milberg at July 31, 2006 were approximately $23,905,000. Interest paid to Milberg for the three and six months ended July 31, 2006 was approximately $310,000 and $617,000 respectively.

Milberg may charge interest on any monies remitted or otherwise advanced or charged to Cygne’s account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at July 31, 2006 was 8.25%). As security for all of Cygne’s obligations to Milberg, Cygne granted to Milberg, including advances made by Milberg to Cygne, a continuing security interest in substantially all of its property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to its Secured Subordinated Promissory Note.

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

Due from factor, net of factor advances and allowances for chargebacks and other deductions, as shown on the balance sheets are summarized below. Factored receivables of $26,396,000 and $17,405,000 at July 31, 2006 and January 31, 2006, respectively, are without recourse.

	July 31, 2006 (Restated)	January 31, 2006 (Restated)
	(In thousands)
Outstanding factored receivables	$26,396	$17,405
Less, allowances for chargebacks and trade discounts	2,301	1,962

Due from factor, net of allowances for chargebacks and trade discounts	24,095	15,443
Less, advances from factor	23,905	15,887

Due from (to) factor net of factor advances and reserves for chargebacks and trade discounts	190	$(444)

The average factor advances for the six months ended July 31, 2006 were approximately $13,700,000 and the highest advance during this period was approximately $23,759,000.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Inventories

Inventories consist of the following:

	July 31, 2006	January 31, 2006
	(In thousands)
Raw materials and Work-in-Process	$1,083	$1,140
Finished goods	3,746	3,349

Total	$4,829	$4,489

6. Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	July 31, 2006	January 31, 2006	Estimated Useful Lives
	(In thousands)
Land	$258	$258
Building and building improvements	117	117
Leasehold improvements	281	278	Life of lease
Equipment, furniture, and fixtures	269	244	2-7 years

	925	897
Less accumulated depreciation and amortization	238	173

	$687	$724

Depreciation and amortization expense for fixed assets was approximately $33,000 and $65,000 for the three and six months ended July 31, 2006, respectively, and $65,000 and $129,000 for the three and six months ended July 30, 2005, respectively. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded a 100% impairment charge against its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value, not subject to depreciation, for its building and building improvements in its Guatemala facility.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Note Payable to Related Party

Secured Subordinated Promissory Note to Diversified Apparel (the “Note”)

In connection with the acquisition of Diversified Apparel, the Company issued a secured subordinated promissory note to Diversified Apparel, a related party. The maturity date of the Note is July 31, 2011 (the “Maturity Date”). The Note bears interest at 4.7% per annum, compounded annually. Interest and principal on the Note are payable quarterly commencing on October 31, 2006. The principal amount of the Note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on July 31, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., Cygne is required to use fifty percent of the net proceeds of any sale of its debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of its equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the Note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of one percent (1%) of the prepayment. During the year ended January 31, 2006, Cygne issued common stock to repay $7,500,000 of the face amount of the note, effectively reducing future payments to be made.

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

Had compensation costs for the Company’s stock option grants been determined based on the fair-value-based method at the grant dates for awards under these plans in accordance with SFAS 123R, the effect on the Company’s net income (loss) and net income (loss) per share for the three and six months ended July 31, 2006 and 2005 would have been immaterial. The fair value for the options was estimated at the date of grant using the Black-Scholes option-pricing model.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

The second amendment to the Supply Agreement with an effective date of July 31, 2005 between Cygne and Diversified Apparel specifies that AZT will ship its manufactured apparel to the United States and invoice Diversified Apparel, an affiliate of Mr. Guez. Diversified Apparel retains the physical risk of loss while the inventory is in its possession and invoices Cygne for the apparel that has been shipped to Cygne’s customers after deducting payment for inventory previously purchased. Before the end of each month, Diversified Apparel invoices Cygne for the apparel it has on hand that Cygne estimates that it will ship to its customers in the subsequent month. This third amendment to the Supply Agreement dated April 27, 2006, extends the expiration date of the Supply Agreement to April 30, 2007, and if not renewed, AZT will invoice Cygne directly for all inventory on hand as specified in the Supply Agreement. The fourth amendment to the Supply Agreement with an effective date of July 31, 2006, extends the expiration date of the Supply Agreement to July 31, 2007 and specifies the guaranteed gross margins for the new customers. The apparel purchased from Diversified Apparel under the Supply Agreement for the three and six months ended July 31, 2006 was $6,529,000. At all times, Cygne is subject to obsolescence risk. Approximately $2,218,000 of the purchases for the three months ended July 31, 2006 are included in inventory at July 31, 2006.

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

12. Income Taxes

The provision for income taxes for the three and six months ended July 31, 2006 was $440,000 and $850,000, respectively, as compared to an income tax provision of $5,000 and $10,000, respectively, for the three and six months ended July 30, 2005. The provision for the three months ended July 31, 2006 was comprised of $18,000 of minimum state and local income taxes, and a deferred tax provision of $422,000 related to the difference between book and tax basis from goodwill. A valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from the Company’s taxable business combination that resulted in deductible goodwill. The provision for three months ended July 30, 2005 was comprised of $5,000 of minimum state and local income taxes.

The provision for the six months ended July 31, 2006 was comprised of $36,000 of minimum state and local income taxes, and a deferred tax provision of $814,000 related to the difference between book and tax basis from goodwill. A valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from the Company’s taxable business combination that resulted in deductible goodwill. The provision for six months ended July 30, 2005 was comprised of $10,000 of minimum state and local income taxes.

The Company’s effective tax rate differs from the federal statutory rate of 34% and the Company’s normal effective minimum state and local tax rate of 6% (for a total tax rate of 40%) due to United States operating losses, foreign tax-free operations and deferred tax on goodwill amortization for the three and six months ended July 31, 2006 and United States operating losses and foreign tax-free operations for the three and six months ended July 30, 2005.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 13 Restatement

On December 1, 2006, management determined that the Company’s previous accounting for amounts due from Milberg net of advances received from Milberg as a current asset in the balance sheet. Management of the Company determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. As a result, management of the Company determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. The statements of cash flows have been revised to present advances from Milberg and repayment of those advances as financing activities and the change in amounts due from Milberg as an operating activity.

The Company is also correcting errors identified related to the income tax expense and related deferred taxes payable for the three and six months ended July 31, 2006 in order to increase the amount of the valuation allowance previously provided. In accordance with SFAS No. 109, “Accounting for Income Taxes”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, for taxable business combinations that yield tax-deductible goodwill, there is an accumulation of deferred tax liabilities over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. The deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. The Company had netted the deferred tax liability resulting from the goodwill with gross deferred tax assets and provided a valuation allowance on the net asset balance. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, the Company has determined that the valuation allowance should have been provided against the net deferred tax assets without taking into account the goodwill.

The following is a summary of the effects of these changes cited above on the consolidated balance sheets as of July 31, 2006 as well as the effects of these changes on the consolidated statements of operations and cash flows for the three and nine months then ended (in thousands, except share data).

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 13 Restatement (continued)

For Three Months Ended July 31, 2006:

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
Profit before income taxes	$2,430	$—	$2,430
Provision for income taxes	18	422	440
Net profit	2,412	(422)	1,990
Net profit per share-basic and diluted	0.09	(0.01)	0.08

July 31, 2006:

	Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
Due from factor, net of allowances	$190	$23,905	$24,095
Total assets	95,757	23,905	119,662
Advances from factor	—	23,905	23,905
Current liabilities	15,792	23,905	39,697
Deferred taxes	—	1,599	1,599
Total liabilities	43,668	25,504	69,172
Accumulated deficit	(116,702)	(1,599)	(118,301)
Net profit for the six months ended July 31, 2006	1,828	(814)	1,014
Net profit per share-basic and diluted	0.07	(0.03)	0.04
Total stockholders’ equity	52,089	(1,599)	50,490
Total liabilities and stockholders’ equity	95,757	23,905	119,662

For Six Months Ended July 31, 2006:

	Consolidated Statements of Cash Flow
	As Previously Reported	Adjustments	As Restated
Net cash provided by (used in) operating activities	$2,960	$(8,018)	$(5,058)
Net cash (used in) provided by financing activities	1	8,018	8,019

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

In connection with the Asset Purchase Agreement, we entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo transaction, on May 12, 2006 we issued 1,000,000 shares of our common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares, in lieu of assuming the remaining outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement,

the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by Cygne. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to us in the event that our common stock is traded on NASDAQ (or any other stock exchange, market or trading facility on which the shares are traded) at an averageprice above $5.00 per share during the one-month period immediately preceding the expiration of the lock-up period.

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

For the three and six months ended July 31, 2006 sales to JC Penney, Kohl’s, Target and AEO accounted for approximately 13.1%, 8.9%, 15.2% and 33.2% and 18.4%, 13.1%, 10.4% and 22.7%, respectively, of our net sales. For the three and six months ended July 30, 2005, sales to NY&C accounted for approximately 93% of our net sales.

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

Restatement

On December 1, 2006, management determined to change the Company’s previous accounting for amounts due from Milberg net of advances received from Milberg, recorded as a current asset in the balance sheet. Management of the Company has determined that it is more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. As a result, management of the Company determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. The statements of cash flows have been revised to present advances from Milberg and repayment of those advances as financing activities and the change in amounts due from Milberg as an operating activity.

The Company also corrected errors identified related to the income tax expense and related deferred taxes payable for the three and nine months ended July 31, 2006 in order to increase the amount of the valuation allowance previously provided. In accordance with SFAS No. 109, “Accounting for Income Taxes”, and SFAS No.142, “Goodwill and Other Intangible Assets”, for taxable business combinations that yield tax-deductible goodwill, there is an increase in deferred tax liabilities over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. The deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. The Company had netted the deferred tax liability resulting from the indefinite life goodwill with gross deferred tax assets and provided a valuation allowance on the net asset balance. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, the Company has determined that the valuation allowance should have been provided against the net deferred tax assets without taking into account the indefinite lived goodwill.

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

Impairment of Long-Lived Assets and Goodwill

Long-lived assets consist of property and equipment, and intangible assets and goodwill. Intangible assets are comprised of trademarks, costs to create product lines, and the value of customer relationships from the acquisition of the denim apparel business of Diversified Apparel (“Acquired Business”) and customer relationships from the acquisition of the private label division of Innovo Group Inc. (“Innovo Acquisition”). In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we assess the impairment of identifiable intangibles and goodwill at least annually in the case of goodwill, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

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

Amortization of Discounts on Secured Subordinated Promissory Note

We recorded the fair value of the secured subordinated promissory note (“Note”) issued in connection with the acquisition of the Acquired Business at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the note is being amortized to interest expense over the term of the loan. The note discount of $14,200,000 reduced the purchase price paid for the Acquired Business. In connection with the conversion of $7,500,000 of the Note, a loss on extinguishment (recorded as a component of interest expense) of approximately $2,063,000 was recorded representing the pro-rata unamortized discount. Should events or circumstances change, we could have to record additional amortization of the note discount or the deferred purchase price.

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

	Three Months Ended		Six Months Ended
	July 31, 2006 (Restated)	July 30, 2005	July 31, 2006 (Restated)	July 30, 2005
Net Sales	100.0%	100.0%	100.0%	100.0%

Gross profit	22.1	7.2	22.6	9.6
Selling, general and administrative expenses	12.5	17.5	14.6	14.7
Depreciation and amortization	1.4	0.4	1.3	0.3
Provision for restructuring	—	—	—	1.1

Income (loss) before interest and income taxes	8.3	(10.7)	6.7	(6.5)
Interest expense (income)	2.9	(0.3)	3.9	(0.2)
Provision for income taxes	1.0	0.1	1.3	0.1

Net loss	4.4%	(10.5)%	1.5%	(6.4)%

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

Net Sales

Net sales for the second quarter of 2006 were $45,116,000, an increase of $41,054,000 from net sales of $4,062,000 for the second quarter of 2005. Net sales for the first half of 2006 were $66,011,000, an increase of $56,394,000 from net sales of $9,617,000 for the first half of 2005.

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

Gross Profit

The gross profit for the second quarter of 2006 was $9,976,000, or 22.1% of net sales, an increase of $9,684,000 from the gross profit of $292,000, or 7.2% of net sales, for the second quarter of 2005. The gross profit for the first half of 2006 was $14,940,000 or 22.6% of net sales, an increase of $14,016,000, from the gross profit of $924,000, or 9.6% of net sales, for the first half of 2005.

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

The increase in SG&A expenses for the second quarter of 2006 compared to the second quarter of 2005 of $4,921,000 was attributable to the operating SG&A expenses of $4,876,000 from the Acquired Business and from the Innovo Acquisition. The Acquired Business and Innovo Acquisition expenses include (i) the expenses to develop, sell and purchase our denim products in the amount of $1,865,000 (ii) the distribution and operating services expenses under the distribution agreement with Diversified Apparel in the amount of $1,969,000, (iii) the expense under our restrictive covenant agreement and our earn-out agreement under the Innovo Acquisition in the amount of $581,000, and (iv) direct administrative expenses in the amount of $461,000. Our SG&A expenses also include increased audit fees of $52,000, increased legal fees of $115,000 which are primarily related to an increase in regulatory filings, severance costs of $84,000 caused by the combination of certain of our functions with those of the Acquired Business and the increase in cost of the board of directors and Nasdaq fees of $49,000 and (v) an increase of $36,000 for directors’ restricted stock which became vested during the second quarter of 2006. The aggregate increases of $5,212,000 from these categories were offset by reduction of $291,000 which resulted from our reduction of payroll associated with operations to support orders placed by NY&C.

The increase in SG&A expenses for the first half of 2006 compared to the first of 2005 of $8,249,000 was attributable to the operating SG&A expenses of $8,163,000 from the Acquired Business and from the Innovo Acquisition. The Acquired Business and Innovo Acquisition expenses include (i) the expenses to develop, sell and purchase our denim products in the amount of $3,319,000, (ii) the distribution and operating services expenses under the distribution agreement with Diversified Apparel in the amount of $3,043,000 (iii) the expense under our restrictive covenant agreement and earn-out agreement under the Innovo Acquisition in the amount of $772,000 and (iv) direct administrative expenses in the amount of $1,059,000. Our SG&A expenses also include increased audit fees of $128,000, increased legal fees of $115,000 which are primarily related to an increase in regulatory filings, severance costs of $292,000 caused by the combination of the functions with the Acquired Business and the increase in cost of the board of directors and Nasdaq fees of $150,000 and (v) an increase of $72,000 for directors’ restricted stock which became vested during the first half of 2006. The aggregate increases of $8,848,000 from these categories were offset by reduction of $599,000 which resulted from our reduction of payroll associated with operations to support orders placed by NY&C.

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

Provision for Income Taxes

The provision for income taxes for the second quarter and first half of 2006 was $440,000 and $850,000 respectively, as compared to an income tax provision of $5,000 and $10,000, respectively, for the second quarter and first half of 2005. The provision for the second quarter of 2006 was comprised of $18,000 of minimum state and local income taxes, and a deferred tax provision of $422,000 related to the difference between book and tax basis from goodwill. A valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from our taxable business combination that resulted in deductible goodwill. The provision for the second quarter of 2005 was comprised of $5,000 of minimum state and local income taxes.

The provision for the first half of 2006 was comprised of $36,000 of minimum state and local income taxes, and a deferred tax provision of $814,000 related to the difference between book and tax basis from goodwill. A valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from our taxable business combination that resulted in deductible goodwill. The provision for the second quarter and first half of 2005 was comprised of $10,000 of minimum state and local income taxes.

Our effective tax rate differs from the federal statutory rate of 34% and our normal effective minimum state and local tax rate of 6% (for a total tax rate of 40%) due to United States operating losses, foreign tax-free operations and deferred tax on goodwill amortization for the second quarter and first half of 2006 and United States operating losses and foreign tax-free operations for the second quarter and first half of 2005.

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

The Acquired Business pro forma adjustments include the adjustment of the historical gross profit to the contractual gross profit which is defined in our supply agreement with Diversified Apparel, adjustment of Acquired Business historical distribution and occupancy costs to the contractual cost as defined in our distribution agreement with Diversified Apparel, the recording of the expense under the restrictive covenant agreement with Hubert Guezt, the recording of the amortization of the intangible assets in connection with the Acquired Business and the adjustment to reflect the interest expense and the amortization of debt discount expense on the secured subordinated promissory note issued in connection with the acquisition of the Acquired Business and the recording of the deferred tax liability. The intangible assets included values for trademarks, costs to create product lines and value for customer relationships.

The Innovo Acquisition pro forma adjustments include the adjustment of Innovo Acquisition, the adjustment of Innovo Acquisition historical amortization of its intangibles to the amortization of our intangibles in connection with the Innovo Acquisition and the elimination of the Innovo Acquisition impairment of goodwill and the recording of the deferred tax liability.

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

	Three Months Ended		Six Months Ended
	7/31/06 Pro forma (Restated)	7/30/05 Pro forma (Restated)	7/31/06 Pro forma (Restated)	7/30/05 Pro forma (Restated)
	(In thousands, except per share amounts)
Net revenues	$53,615	$40,076	$89,012	$86,689
Net (loss) income	$1,220	$2,036	$(269)	$2,831
Net (loss) income per share—basic and diluted	$0.04	$0.09	$(0.01)	$0.11

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

	Three Month Ended		Six Months Ended
	7/31/06 (Restated)	7/30/05	7/31/06 (Restated)	7/30/05
	(In thousands)
Reconciliation of EDITDA to net income
Net income (loss)	$1,990	$(426)	$1,014	$(617)
Depreciation and amortization	624	68	828	132
Interest expense (income)	1,293	(13)	2,583	(22)
Provision for income taxes	440	5	850	10

EBITDA	$4,347	$(366)	$5,275	$(497)

	Three Months Ended		Six Months Ended
	7/31/06 (Restated)	7/31/05 (Restated)	7/31/06 (Restated)	7/31/05 (Restated)
	(In thousands)
Reconciliation of EDITDA to pro forma net income
Net income	$1,220	$2,036	$(269)	$2,017
Depreciation and amortization	786	363	1,152	722
Interest expense	1,465	1,690	2,965	3,394
Provision for income taxes	440	427	850	850

EBITDA	$3,911	$4,516	$4,698	$6,958

Liquidity and Capital Resources

The primary factors that affect our cash flow are (i) our net income (ii) our customer payment terms, (iii) our payments terms to our major supplier who is a related party and (iv) our inventory levels.

Net cash used in our operating activities for the first half of 2006 was $4,808,000. The components of cash provided by operating activities totaling $13,289,000 are (i) an increase in inventories of $160,000, which reflects more denim inventory (ii) a decrease in other receivables and prepaid expenses of $194,000, which was substantially caused by a decrease in prepaid personnel costs, (iii) an increase in income taxes payable of $26,000, (iv) an increase in due to related parties of $8,811,000 which was primarily due to amounts owed under the Supply Agreement, an increase in interest due on the secured subordinated promissory and the fees due on the restrictive covenant and earn-out agreements, and (v) our net profit of $4,098,000 after adding back deferred taxes of $814,000, depreciation of $65,000, amortization of intangible assets of $763,000, amortization of debt discount of $1,026,000, increase in allowance for customer chargebacks and trade discounts of $339,000 and non-cash stock compensation of $77,000. The cash provided by operations was partially offset by cash used in operations totaling $18,097,000 consisting of (a) an increase in non-factored trade receivables of $7,831,000 which is represented principally by American Eagle Outfitters trade receivables, (b) an increase in due from factor of $8,991,000 which reflects an increase in sales, (c) a decrease in accounts payable of $1,184,000 which was principally caused by a decrease in professional fees payable and fabric vendors payables and (d) a decrease in accrued expenses of $91,000 due to severance payments made during the period.

Net cash provided by operating activities for the first half of 2005 was $115,000. The components of cash provided by operating activities totaling $1,495,000 are (i) a decrease in inventories of $300,000, (ii) a decrease in other receivables and prepaid expenses of $81,000, (iii) an increase in accounts payable of $864,000 and (iv) an increase in accrued expenses and income taxes payable of $250,000. The cash provided by operations was partially offset by cash used in operations totaling $1,380,000. The components of cash used in operating activities are (a) Cygne’s net loss of $485,000 and net of depreciation of $132,000, and (b) an increase in trade accounts receivable of $895,000.

Cash used in investing activities in the first half of 2006 of $347,000 consisted of expenditures incurred in connection with the purchase of the denim business from Diversified Apparel of $250,000, the purchase of the Innovo Acquisition of $69,000 and the purchase of computers of $28,000.

Cash used in investing activities in the first half of 2005 was $532,000 consisted of expenditures incurred in connection with the purchase of the Acquired Business of $506,000 and the purchase of computers of $26,000.

The financing activities in the first half of 2006 of $8,019,000 were from the exercise of stock options, advances from the factor of $56,497,000 and repayments of advances to the factor of $48,479,000.

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

Effective July 31, 2005, we began to use Milberg Factors, Inc. (“Milberg”) for credit administration and cash flow purposes.

We entered into a one-year factoring agreement with Milberg effective July 31, 2005 which was amended on January 31, 2006 and July 31, 2006 and renewed through July 31, 2007 (the “Factoring Agreement”). Under the Factoring Agreement, we sell to Milberg without recourse all of our receivables which are acceptable to Milberg. Milberg is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies of us against our customers for those receivables purchased by Milberg without recourse. Further, payment is due from Milberg upon the payment of the receivable to Milberg by our customer less a Milberg reserve for known future chargebacks from all customers.

We estimate the allowances for customer chargebacks and trade discounts to be applied against our respective non-recourse factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of July 31, 2006, we reserved approximately $2,301,000 for allowances for customer chargebacks and trade discounts.

Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade and cash discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The factoring agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005 through January 31, 2006 and at least $3 million thereafter. We were in default with regard to this covenant at January 30, 2006 for which we obtained a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million thereafter. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, at least $3 million thereafter. We are in compliance with all working capital and tangible net worth covenants at July 31, 2006. The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the three and six months ended July 31, 2006 were approximately $165,000 and $307,000, respectively. The maximum revolving amount set forth in the agreement was $20,000,000. In an amendment with an effective date of July 31, 2006, the maximum revolving amount was increased to $25,000,000. At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to us. In addition, upon our request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to our credit on Milberg’s books in excess of a reserve for known future chargebacks from all customers.

Advances from Milberg are repayable on demand. The maximum advances are the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers or $25,000,000. Advances from Milberg at July 31, 2006 were approximately $23,905,000. Interest paid to Milberg for the three and six months ended July 31, 2006 was approximately $310,000 and $617,000, respectively.

Milberg may charge interest on any monies remitted or otherwise advanced or charged to our account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at July 31, 2006 was 8.25%). As security for all of our obligations to Milberg, we granted to Milberg, including advances made by Milberg to us, a continuing security interest in substantially all of our property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to its Secured Subordinated Promissory Note.

In connection with the Factoring Agreement, Mr. Guez guaranteed our obligations to Milberg up to $1,000,000, plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. In an amendment with an effective date of July 31, 2006, Mr. Guez increased his guarantee of our obligations to Milberg to $1,500,000.

Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owed to Diversified Apparel by us until all of Cygne’s obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

Due from factor, net of factor advances and allowances for chargebacks and other deductions, as shown on the balance sheets are summarized below. Factored receivables of $26,396,000 and $17,405,000 at July 31, 2006 and January 31, 2006, respectively, are without recourse.

	July 31, 2006 (Restated)	January 31, 2006 (Restated)
	(In thousands)
Outstanding factored receivables	$26,396	$17,405
Less, allowances for chargebacks and trade discounts	2,301	1,962

Due from factor, net of allowances for chargebacks and trade discounts	24,095	15,443
Less, advances from factor	23,905	15,887

Due from (to) factor net of factor advances and reserves for chargebacks and trade discounts	190	$(444)

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

ITEM 4. CONTROLS AND PROCEDURES

As discussed in Note 13 to the Consolidated Financial Statements, management of the Company has restated the Company’s consolidated financial statements for the three and six months ended July 31, 2006. The determination to restate these consolidated financial statements and other financial information was made in order to correct errors in the Company’s accounting for its factoring agreement and income tax expense and related deferred taxes payable.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the three and six months ended July 31, 2006. Based upon that evaluation, and as a result of the material weaknesses discussed above, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of July 31, 2006.

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

Changes in Internal Control over Financial Reporting

The changes in the Company’s internal controls over financial reporting described above were implemented subsequent to the quarter ended October 31, 2006. There was no change in the Company’s internal control over financial reporting that occurred during the three and six months ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

10.25	Fourth Amendment to Supply Agreement, dated August 1, 2006, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. *

10.26	Third Amendment to the Distribution Agreement, dated August 1,2006, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC *

10.27	Amendment to Factoring Agreement, dated as of July 31, 2006, by and between Milberg Factors and Cygne Designs, Inc.*

31.1	Certification of Principal Executive Officer +

31.2	Certification of Principal Financial Officer +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 +

*	Previously filed
+	Filed herewith

b. Reports on Form 8-K

Date	Item	Event
June 14, 2006 (8-K)	2.02,9.01	Announcement of financial results for the three months ended April 30, 2006

May 17, 2006 (8-K)	2.01, 3.02 9.01	(1) Cygne has closed on its Asset Purchase Agreement with Innovo to purchase its private label division. (2) Cygne has issued 1,000,000 shares of its common stock to each of Paul Guez and Hubert Guez in connection with the Innovo transaction.

July 27, 2006 (8-K/A)	2.01, 9.01	Audited financial statements of the private label division of Innovo Group Inc. for the four months ended November 29, 2003 and the fiscal year ended November 27, 2004 and November 26, 2005 and the five months ended May 12, 2006. Pro forma combined financial information reflecting the results of the acquisition of the private label division of Innovo Group Inc.

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