Form 10-Q
period 2006-10-31
CYGNE DESIGNS INC
filed 2006-12-20
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Common Stock, $0.01 par value, 26,462,109 shares as of December 15, 2006.

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	October 31, 2006	January 31, 2006
	(unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$1,086	$977
Non-factored trade accounts receivable	2,770	70
Due from factor	14,350	15,443
Due from related parties, net	123	—
Inventories	1,531	4,489
Marketable securities	58	23
Other receivables and prepaid expenses	68	306

Total current assets	19,986	21,308
Fixed assets, net	673	724
Intangible assets, net	6,259	2,475
Goodwill	71,881	66,576
Deposits	68	68

Total assets	$98,867	$91,151

Liabilities and Stockholders’ Equity
Current liabilities:
Advances from factor	$14,388	$15,887
Current portion of long term note payable to a related party	3,157	729
Due to related parties, net	—	550
Accounts payable	223	1,524
Accrued expenses	1,137	967
Income taxes payable	594	585

Total current liabilities	19,499	20,242
Secured subordinated promissory note payable to a related party, net	26,031	28,420
Deferred taxes	2,025	785

Total liabilities	47,555	49,447

Commitments and contingencies ( note 11)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized: 26,462,109 and 24,454,459 shares issued and outstanding, at October 31, 2006 and January 31, 2006, respectively	265	245
Paid-in capital	168,565	161,046
Deferred compensation	—	(255)
Accumulated other comprehensive income (loss)	18	(17)
Accumulated deficit	(117,536)	(119,315)

Total stockholders’ equity	51,312	41,704

Total liabilities and stockholders’ equity	$98,867	$91,151

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
	(unaudited)
		(Restated)		(Restated)
Net sales	$32,980	$22,935	$98,991	$32,552
Cost of goods sold (1)	26,601	17,645	77,672	26,338

Gross profit	6,379	5,290	21,319	6,214
Selling, general and administrative expenses (1)	3,248	3,883	12,913	5,202
Depreciation and amortization	486	801	1,314	933
Provision for restructuring	—	—	—	102

Income (loss) from operations before interest and income taxes	2,645	606	7,092	(23)
Interest income	—	—	—	(22)
Interest expense including amortization of debt discount (1)	1,436	716	4,019	716

Income (loss) from operations before income taxes	1,209	(110)	3,073	(717)
Provision for income taxes	444	410	1,294	420

Net income (loss)	$765	$(520)	$1,779	$(1,137)

Net income (loss) per share-basic and diluted	$0.03	$(0.02)	$0.07	$(0.07)

Weighted average common shares outstanding:
Basic	26,462	22,958	25,727	16,002

Diluted	26,463	22,958	25,730	16,002

(1).	Related Parties amounts included in the following line items:

	Three Months Ended		Nine Months Ended
	October 31, 2006	October, 31, 2005	October 31, 2006	October 31, 2005
Cost of goods sold	$21,502	$15,450	$68,953	$15,450
Selling, general and administrative expenses	$260	$1,871	$3,790	$1,871
Interest expense	$470	$561	$1,540	$561

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For The Nine Months Ended October 31, 2006

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 31, 2006 (As restated)	24,455	$245	$161,046	$(255)	$(17)	$(119,315)	$41,704
Net income for the nine months ended October 31, 2006	—	—	—	—	—	1,779	1,779
Unrealized gain on marketable securities	—	—	—	—	35	—	35

Comprehensive income for the nine months ended October 31, 2006	—	—	—	—	—	—	1,814
Issuance of common stock as part of acquisition purchase price	2,000	20	7,660	—	—	—	7,680
Exercise of stock options	7	—	1	—	—	—	1
Stock-based compensation	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	73	36	—	—	109
Adoption of FAS 123R	—	—	(219)	219	—	—	—
Balance at October 31, 2006 (unaudited) (As restated)	26,462	$265	$168,565	$—	$18	$(117,536)	$51,312

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended
	October 31, 2006	October 31, 2005
	(Unaudited)
		(Restated)
Operating activities
Net income (loss)	$1,779	$(1,137)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	98	208
Amortization of intangible assets	1,216	726
Amortization of debt discount	1,540	—
Deferred income tax provision	1,240	392
Allowance for customer chargebacks and trade discounts	(555)	—
Non-cash stock compensation	113	—
Changes in operating assets and liabilities:
Non-factored trade accounts receivable	(2,700)	837
Due from factor	1,648	(14,289)
Inventories	2,958	(2,190)
Other receivables and prepaid expenses	237	144
Other assets	—	(24)
Due to related parties	(4,423)	896
Accounts payable	(1,301)	872
Accrued expenses	115	224
Income taxes payable	9	20

Net cash provided by (used in) operating activities	1,974	(13,321)

Investing activities
Purchase of denim business from Diversified Apparel Resources LLC	(250)	(3,419)
Purchase of private label division from Innovo Group Inc.	(70)	—
Purchase of fixed assets	(47)	(39)

Net cash used in investing activities	(367)	(3,458)

Financing activities
Exercise of stock options	1	6
Advances from factor	72,290	23,918
Repayment of advances to factor	(73,789)	(10,408)

Net cash ( used in) provided by financing activities	(1,498)	13,516

Net change in cash and cash equivalents	109	(3,263)
Cash and cash equivalents at beginning of period	977	3,575

Cash and cash equivalents at end of period	$1,086	$312

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Nine Months Ended
	October 31, 2006	October 31, 2005
	(Unaudited)
Supplemental Disclosures of Cash Flow Information
Income taxes paid	$45	$8

Interest paid	$1,069	$155

Non-cash transactions recognized in connection with the acquisition of the private label division of Innovo Group, Inc.
Issuance of two million shares of common stock	$7,680	$—

Assumption of debt	$2,500	$—

Accrued transaction costs	$11	$—

Non-cash transactions recognized in connection with the payments required by the Secured Subordinated Promissory Note to Diversified Apparel Resources LLC (“Diversified Apparel”)
Principal payment offset against amount due from Diversified Apparel	$1,500	$—

Interest payment offset against amount due from Diversified Apparel	$2,530	$—

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the amended audited consolidated financial statements and the related notes thereto contained in Cygne Designs, Inc.’s Annual Report on Form 10-K/A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim period presented. Operating results for the three and nine months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2007. The balance sheet at January 31, 2006 has been derived from the amended audited financial statements at that date. See Note 13 for information with respect to the restatements of our Financial Statements as of January 31, 2006 and the three and six months ended July 31, 2006.

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Cygne and its subsidiaries. All inter-company balances and transactions were eliminated in consolidation.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has recorded a valuation allowance against the net deferred tax asset due to the Company’s history of losses and near break-even results. However, should the Company conclude that utilization of deferred tax assets is more likely than not, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. The deferred tax assets are net of deferred tax liabilities except for deferred tax liabilities originating from the Company’s taxable business combinations that resulted in tax-deductible goodwill. In these instances, deferred tax liabilities accumulate over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. These deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, these deferred tax liabilities are not netted against the Company’s deferred tax assets in determining the valuation allowance.

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

Marketable Securities

The Company’s marketable securities are comprised of a public corporate security at October 31, 2006 and January 31, 2006. All investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses are included as a separate component of stockholders’ equity, except when a decline in the value of a security is believed to be other than temporary, in which case the loss will be recognized and reflected in other income and expense.

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

Intangible assets are amortized over the estimated lives, ranging from three months to seven years, using the straight-line method.

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

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes allowances for customer chargebacks and trade discounts. Such reserves amounted to $1,407,000 and $1,962,000 at October 31, 2006 and January 31, 2006, respectively.

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

Selling, General and Administrative Expenses

Selling general and administrative expenses (“SG&A”) include expenses related to compensation, selling commissions, travel and entertainment, samples, rent, office expenses, professional fees, insurance, restrictive covenant fees, earn-out fees, factor fees, director fees and other public company expenses. All of the Company’s restrictive covenant fees and distribution expenses during the three and nine months ended October 31, 2006 were incurred under either the Restrictive Covenant Agreement or the Distribution Agreement with Diversified Apparel and the earn-out fees were incurred under the provision of Innovo Acquisition agreement. See Note 2.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred and included in the category of SG&A. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of operations amounted to approximately $238,000 and $721,000 for the three and nine months ended October 31, 2006 respectively, and $420,000 for the three and nine months ended October 31, 2005. The Acquired Business and the Innovo Acquisition, which are described in Note 2, incurred the product design costs.

Interest Expense

For the three and nine months ended October 31, 2006, interest expense is comprised of interest payable on the secured subordinated promissory note, interest on advances from factor, and amortization of the discount on the secured subordinated promissory note. For the three and nine months ended October 31, 2005, interest expense is comprised of interest payable on the secured subordinated promissory note and interest on advances from factor.

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

	Three Months Ended		Nine Months Ended
	October 31, 2006	October 31, 2005 (Restated)	October 31, 2006	October 31, 2005 (Restated)
	(in thousands)
Weighted average common shares outstanding	26,462	22,958	25,727	16,022
Effect of dilutive securities: Stock Options	1	0	3	0

Weighted average common shares outstanding and common shares equivalents	26,463	22,958	25,730	16,022

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128 “Earnings Per Share”. Basic loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of options convertible into an aggregate of approximately 15,000 and 13,000 common shares for the three and nine months ended October 31, 2005, respectively, are not included, as the inclusion of such would be anti-dilutive for the periods presented.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of unrealized gain (loss) on marketable securities for the nine months ended October 31, 2006 and January 31, 2006.

Stock Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The Company’s adoption of the modified prospective application method of SFAS No.123(R), effective February 1, 2006, had an immaterial impact on its consolidated results of operations and earnings per share. As a result of the adoption, the Company reclassified $219,000 from Deferred Compensation included in stockholders’ equity to paid-in capital at January 31, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

The assets acquired by the Company include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, we assumed certain liabilities associated with Innovo’s private label division, including the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with Innovo’s outstanding purchase orders and inventory schedules listed in the Asset Purchase Agreement, and the obligations to continue to pay the earn-out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities was $2,500,000, which excluded the remaining unpaid principal amount of the original promissory note of $7.9 million, which was paid through the issuance of shares of Cygne’s common stock, as described below, and any amounts which might be owed under the earn-out.

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

As of May 12, 2006, pursuant to information set forth in a Form 4 filed with the SEC, Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 49.03% of the shares of our common stock. In addition, Mr. Guez (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Sportswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources, LLC. AZT International, S.A. de C.V is a 100% subsidiary of Azteca Production International, Inc.

As of May 21, 2006, Azteca Production International, Inc. may be deemed the beneficial owner of approximately 12.7% of Innovo Group Inc. common stock. Mr. Guez may be deemed to have the sole power to direct the voting and disposition of approximately 5.9% of Innovo Group Inc. common stock.

The purchase price consideration is comprised of the following:

(In thousands)
Issuance of 2,000,000 shares of Cygne Common Stock at $3.84 per share	$7,680
Assumption of liability to Diversified Apparel Resources LLC	2,500
Transaction costs of which $114,000 was paid prior to October 31, 2006 ($11,000 remains in accrued liabilities)	125

Total Purchase Price	$10,305

The purchase price was allocated as follows.

(In thousands)
Intangible assets—customer relationships, mostly amortized over 10 years	$5,000
Excess purchase price allocated to goodwill	5,305

$10,305

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

Acquisition of the denim apparel business from Diversified Apparel Resources LLC. (“Acquired Business”)

On July 31, 2005, Cygne, Commerce Clothing Company LLC (whose name was subsequently changed to Diversified Apparel Resources, LLC [“Diversified Apparel”]), and the members of Diversified Apparel including Mr. Guez (“Guez”), Diversified Apparel’s managing member and Chief Executive Officer, entered into an asset purchase agreement (the “Agreement”), and simultaneously closed the transactions contemplated thereby, providing for the purchase by Cygne from Diversified Apparel of the assets (the “Assets”) used in Diversified Apparel’s business of the designing, merchandising and wholesaling of branded and private label denim apparel (the “Acquired Business”), which includes, among other things, all of Diversified Apparel’s (i) tangible personal property, (ii) open purchase orders, (iii) New York showroom leases (for the property located on the fourth floor of 215 West 40th Street) and (iv) trademarks and intellectual property associated with the Acquired Business. Cygne accounted for this transaction as a purchase.

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

Pro-forma Statements

The following unaudited pro forma condensed combined statement of operations (unaudited) for the three and nine months ended October 31, 2006 and October 31, 2005 sets forth the combined results of operations for Cygne giving effect to the Acquired Business and Innovo Acquisition using the purchase method of accounting as if the combination was consummated as of the beginning of the earliest period presented.

Pro forma adjustments to the statement of operations for the three and nine months ended October 31, 2005 combine the pro forma Acquired Business adjustments with the pro forma Innovo Acquisition adjustments.

The Acquired Business pro forma adjustments include the adjustment of the historical gross profit to the contractual gross profit which is defined in the Cygne supply agreement with Diversified Apparel, adjustment of Acquired Business historical distribution and occupancy costs to the contractual cost as defined in the Cygne distribution agreement with Diversified Apparel, the recording of the expense under the restrictive covenant agreement with Hubert Guez, the recording of the amortization of the intangible assets in connection with the Acquired Business, the recording of the deferred tax liability and the adjustment to reflect the interest expense on the secured subordinated promissory note and amortization of debt discount expense recorded under the Acquired Business.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Acquisition of Companies (continued)

The Innovo Acquisition pro forma adjustments include the adjustment of Innovo Acquisition historical amortization of its intangibles to the amortization of Cygne’s intangibles in connection with the Innovo Acquisition, the recording of the deferred tax liability and the elimination of the Innovo Acquisition impairment of goodwill.

Under the purchase method of accounting, the excess purchase price, including transaction costs in the Innovo Acquisition, over the fair value of net assets acquired was approximately $10,305,000. $5,000,000 of the purchase price has been recorded as intangible assets assigned to customer relationships. These intangible assets are being amortized over periods ranging from three months and seven years. At this time, the work needed to provide the basis for determining these fair values and their amortization periods has not been completed. Cygne has engaged an independent third party to determine the value of the intangible assets. As a result, the final allocation of the purchase price will be based on the results of the final valuation which will consider the fair value of intangible assets acquired, which could materially differ from the pro forma amounts shown herein. Accordingly, a change in the fair value of intangible assets and the amortization periods could impact the amount of annual amortization expense.

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the combination been in effect during these periods or which might be reported in the future. The pro forma financial information includes expenses allocated by Innovo Group Inc. to the Innovo Acquisition which may not be indicative of future results which will include actual expenses.

	(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	10/31/06 Actual	10/31/05 Pro forma (Restated)	10/31/06 Pro forma	10/31/05 Pro forma (Restated)
Net revenue	$32,980	$46,687	$118,992	$133,376
Net income	$765	$1,300	$1,208	$4,638
Net income per share—basic and diluted	$0.03	$0.05	$0.05	$0.26

3. Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The related unrealized holding gains and losses are excluded from operations and recorded in Accumulated Other Comprehensive Income (loss) on the Consolidated Balance Sheets. At October 31, 2006 and January 31, 2006, the gross unrealized gain (loss) was approximately $18,000 and ($17,000), respectively. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in other expense.

The following table summarizes the marketable securities as of October 31, 2006 and January 31, 2006:

	Cost or Amortized Cost	Gross Unrealized Gain(Loss)	Gross Recorded Gain/(Loss)	Estimated Fair Value
Marketable securities, January 31, 2006	$215,000	$(17,000)	$(175,000)	$23,000
Marketable securities, October 31, 2006	40,000	18,000	—	58,000

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Credit Facilities

Effective July 31, 2005, the Company began to use Milberg Factors, Inc. (“Milberg”) for credit administration and cash flow purposes.

The Company and Milberg entered into a one-year factoring agreement effective July 31, 2005 which was amended on January 31, 2006 and July 31, 2006 and renewed through July 31, 2007 (the “Factoring Agreement”). Under the Factoring Agreement, the Company sells to Milberg without recourse all of Cygne’s receivables which are acceptable to Milberg. Milberg is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies of the Company against the Company’s customers for those receivables purchased by Milberg without recourse. Further, payment is due from Milberg upon the payment of the receivable to Milberg by Cygne’s customer less a Milberg reserve for known future chargebacks from all customers.

Cygne estimates the allowances for customer chargebacks and trade discounts to be applied against its factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of October 31, 2006, Cygne had reserved approximately $1,407,000 for allowances for customer chargebacks and trade discounts.

Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The Factoring Agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005 through January 31, 2006 and at least $3 million thereafter. Cygne was in default with regard to this covenant at January 30, 2006 for which Cygne obtained a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million thereafter. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, at least $3 million thereafter. An amendment with an effective date of September 30, 2006 provided that working capital at October 2006 had to be at least $2,000,000. Cygne was in compliance with the working capital covenant at October 31, 2006. Cygne was in default with the tangible net worth covenant at October 31, 2006 for which Cygne obtained a waiver from Milberg at October 31, 2006.

As discussed in Note 13, management determined to change the Company’s previous accounting for amounts due from Milberg (its Factor) net of advances received from Milberg, recorded as a current asset in the balance sheet. Management of the Company has determined that it is more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. As a result, management of the Company determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. The statement of cash flows for the nine months ended October 31, 2005 have been revised to present advances from Milberg and repayment of those advances as financing activities and the change in amounts due from Milberg as an operating activity.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the three and nine months ended October 31, 2006 were approximately $87,000 and $394,000, respectively. The maximum revolving amount set forth in the agreement was $20,000,000. In an amendment with an effective date of July 31, 2006, the maximum revolving amount was increased to $25,000,000. At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to Cygne. In addition, upon Cygne’s request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to Cygne’s credit on Milberg’s books in excess of a reserve for known future chargebacks from all customers.

Advances from Milberg are repayable on demand. The maximum advances are the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers or $25,000,000. Advances from Milberg at October 31, 2006 were approximately $14,388,000. Interest paid to Milberg for the three and nine months ended October 31, 2006 was approximately $452,000 and $1,069,000 respectively.

Milberg may charge interest on any monies remitted or otherwise advanced or charged to Cygne’s account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at October 31, 2006 was 8.25%). As security for all of Cygne’s obligations to Milberg, including advances made by Milberg to Cygne, Cygne granted to Milberg a continuing security interest in substantially all of its property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to its Secured Subordinated Promissory Note.

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

Due from factor, net of factor advances and allowances for chargebacks and trade discounts, are summarized below. Factored receivables of $15,757,000 and $17,405,000 at October 31, 2006 and January 31, 2006, respectively, are without recourse.

	(In thousands)
	October 31, 2006	(Restated) January 31, 2006
Outstanding factored receivables	$15,757	$17,405
Less, allowances for chargebacks and trade discounts	1,407	1,962

Due from factor, net of allowances for chargebacks and trade discounts	14,350	15,443
Less, advances from factor	14,388	15,887

Due from (to) factor net of factor advances and reserves for chargebacks and trade discounts	$(38)	$(444)

The average factor advances for the nine months ended October 31, 2006 were approximately $15,406,000 and the highest advance during this period was approximately $25,274,000, which was $274,000 over the maximum advance stated in the Factoring Agreement.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Inventories

Inventories consist of the following:

	(In thousands)
	October 31, 2006	January 31, 2006
Raw materials and Work-in-Process	$420	$1,140
Finished goods	1,111	3,349

Total	$1,531	$4,489

6. Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	(In thousands)
	October 31, 2006	January 31, 2006	Estimated Useful Lives
Land	$258	$258
Building and building improvements	117	117
Leasehold improvements	281	278	Life of lease
Equipment, furniture, and fixtures	288	244	2-7 years

	944	897
Less accumulated depreciation and amortization	271	173

	$673	$724

Depreciation and amortization expense for fixed assets was approximately $33,000 and $98,000 for the three and nine months ended October 31, 2006, respectively, and $76,000 and $208,000 for the three and nine months ended October 31, 2005, respectively. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded a 100% impairment charge against its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value, not subject to depreciation, for its building and building improvements in its Guatemala facility.

7. Note Payable to Related Party

Secured Subordinated Promissory Note to Diversified Apparel (the “Note”)

In connection with the acquisition of Diversified Apparel, the Company issued a secured subordinated promissory note to Diversified Apparel, a related party. The Note bears interest at 4.7% per annum, compounded annually. Interest and principal on the Note are payable quarterly commencing on October 31, 2006. The principal amount of the Note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on October 31, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., Cygne is required to use fifty percent of the net proceeds of any sale of its debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of its equity securities (other than pursuant to the exercise of

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Note Payable to Related Party (continued)

options to purchase securities) to prepay the Note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of one percent (1%) of the prepayment. During the year ended January 31, 2006, Cygne issued common stock to repay $7,500,000 of the face amount of the Note, effectively reducing future payments to be made. On October 31, 2006, Cygne made a principal payment of $1,500,000 and an interest payment of approximately $2,530,000, both of which were paid through the offset of amounts owed to Diversified Apparel.

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

The Company obtained a third-party valuation to determine the fair value of the note for the purposes of determining the purchase price of the Acquisition. As a result, the Company recorded a debt discount of $14,200,000 to reduce the carrying value of the note to fair value. The discount is being amortized to interest expense over the term of the loan. During the three and nine months ended October 31, 2006, $514,000 and $1,540,000 of debt discount amortization was recorded.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Note Payable to Related Party (continued)

The Note bears interest at 4.7%, and the Company expects to record approximately $7,613,000 of interest over the remaining term of the Note, with payments commencing in the year ended January 31, 2007, as shown in the following table:

Year Ended January 31:
2007	$3,016,000
2008	1,633,000
2009	1,354,000
2010	997,000
2011	526,000
Thereafter	87,000

$7,613,000

8. Stock Options

At October 31, 2006, 500 options were outstanding under the Company’s 1993 Stock Option Plan for Non-Employee Directors. The 1993 stock option plan was established for a ten-year period and expired on April 15, 2003. The outstanding options have an expiration date of 2013.

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

On January 20, 2006, the Company issued 60,000 shares of restricted Common Stock to directors, subject to vesting over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The shares were valued at $4.85 a share. The shares will also vest in full upon a Change in Control, as defined in the Plan, or upon the termination of the director’s service due to death or disability. In connection therewith, the Company recorded deferred compensation of $291,000, representing the fair value of the shares, which is being amortized over the vesting period. During the three and nine months ended October 31, 2006, approximately $36,000 and $109,000, respectively, was amortized.

During the nine months ended October 31, 2006, a director exercised options to purchase 7,650 shares at strike prices ranging from $0.08 to $0.23.

Prior to February 1, 2006, the Company accounted for the above plans under the recognition and measurement provisions of APB Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123 (revised 2004) (“SFAS 123”), “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the Statement of Operations for the nine months ended October 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Stock Options (continued)

123R”), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the nine months ended October 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. The overall effect of the transition was immaterial.

The Company recognized stock-based compensation related to vesting for stock options previously awarded and previously recorded using the intrinsic-value method. For the nine months ended October 31, 2006, the amount of stock based compensation was $3,792. During the nine months ended October 31, 2006 and 2005, no stock options were granted.

As a result of adopting SFAS 123R on February 1, 2006, the Company’s income before income taxes and net income for the three and nine months ended October 31, 2006, are $3,792 lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and nine months ended October 31, 2006 resulted in no change due to the Company adopting SFAS 123R during the quarter.

The following table summarizes information about stock options outstanding at October 31, 2006:

	Outstanding			Exercisable (Vested)
Exercise price	Number of options	Weighted average remaining years of contractual life	Weighted average Exercise price	Number of options	Weighted average exercise price
$0.13	500	6.75	$0.13	—	—

Had compensation costs for the Company’s stock option grants been determined based on the fair-value-based method at the grant dates for awards under these plans in accordance with SFAS 123R, the effect on the Company’s net income (loss) and net income (loss) per share for the three and nine months ended October 31, 2006 and 2005 would have been immaterial. The fair value for the options was estimated at the date of grant using the Black-Scholes option-pricing model.

9. Concentrations of Risk

For the nine months ended October 31, 2006 sales to JC Penney, Kohl’s, Target and American Eagle Outfitters accounted for approximately 16.2%, 13.6%, 12.2% and 26.9%, respectively, of Cygne’s net sales. For the nine months ended October 31, 2005, sales to New York & Company, J C Penney and Kohl’s accounted for 45%, 12% and 14%, respectively, of Cygne’s net sales.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries). The occurrence of certain of these factors in Guatemala where Cygne owns a manufacturing facility could result in a loss of the Company’s investment located in this country.

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

The second amendment to the Supply Agreement with an effective date of July 31, 2005 between Cygne and Diversified Apparel specifies that AZT will ship its manufactured apparel to the United States and invoice Diversified Apparel, an affiliate of Mr. Guez. Diversified Apparel retains the physical risk of loss while the inventory is in its possession and invoices Cygne for the apparel that has been shipped to Cygne’s customers after deducting payment for inventory previously purchased. Before the end of each month, Diversified Apparel invoices Cygne for the apparel it has on hand that Cygne estimates that it will ship to its customers in the subsequent month. This third amendment to the Supply Agreement dated April 27, 2006, extends the expiration date of the Supply Agreement to April 30, 2007, and if not renewed, AZT will invoice Cygne directly for all inventory on hand as specified in the Supply Agreement. The fourth amendment to the Supply Agreement with an effective date of July 31, 2006, extends the expiration date of the second amendment extends the expiration date of the Supply Agreement to July 31, 2007 and specifies the guaranteed gross margins for the new customers. The apparel purchased from Diversified Apparel under the Supply Agreement for the three and nine months ended October 31, 2006 was $19,608,000 and $53,300,000, respectively. At all times, Cygne is subject to obsolescence risk. Approximately $828,000 of the purchases for the three months ended October 31, 2006 is included in inventory at October 31, 2006.

The Supply Agreement states that if the purchase orders outstanding from Cygne under the Supply Agreement equal or exceed $7.5 million, Cygne will advance to Diversified Apparel up to 50% of any such amounts exceeding $7.5 million in order to finance production if Diversified Apparel requests such advance in writing, The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding.

The third amendment to the Supply Agreement dated April 27, 2006 states that Cygne will advance to Diversified Apparel, at Diversified’s request, up to 50% of the amount of purchase orders outstanding, thus removing the $7.5 million base, if Diversified requests such advance in writing. At January 31, 2006 and October 31, 2006, advances from Cygne to Diversified Apparel were approximately $1,272,000 and $3,930,000, respectively.

The Distribution Agreement. Under the terns of the Distribution Agreement, as amended, Diversified Apparel provides distribution and operations services for Cygne. The distribution cost for the three and nine months ended October 31, 2006 was approximately $600,000 and $3,342,000 respectively, and is included in Selling, General and Administrative expenses in the statement of operations. The $600,000 of distribution cost for the three months ended October 31, 2006 has been offset by a credit from Diversified Apparel of $855,000 (thus a net credit for the three months of $255,000 and a net cost for nine months of $2,487,000) to adjust for a retroactive billing adjustment, as agreed among the parties, for the three months ended July 31, 2006.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

In addition, the cost of the packing materials purchased from Diversified Apparel during the three and nine months ended October 31, 2006 was approximately $58,000 and $257,000, respectively, and is included in Selling, General and Administrative expenses in the statement of operations.

An amendment to the Distribution Agreement with an effective date of July 31, 2005 specifies that Cygne will purchase all of its denim apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel will receive this apparel in its United States warehouse and retain the physical risk of loss while the inventory is in its possession. Diversified Apparel will invoice Cygne for the apparel that has been shipped to Cygne’s customers after deducting payment for inventory previously purchased. Before the end of each month, Diversified Apparel will invoice to Cygne the apparel that Cygne estimates that it will ship to its customers in the subsequent month. The second amendment to the Distribution Agreement dated April 27, 2006, extends the expiration date of the Distribution Agreement to April 30, 2007. The third amendment to the Distribution Agreement with an effective date of July 31, 2006 extends the expiration o the Distribution Agreement to July 31, 2007 and states that Cygne will advance to Diversified Apparel, at Diversified Apparel’s written request, up to 50% of any outstanding product purchase orders. At all times, Cygne is subject to obsolescence risk. The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Distribution Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding.

The apparel purchased from Diversified Apparel under this arrangement for the three and nine months ended October 31, 2006 was $2,074,550 and $15,653,000, respectively. Approximately $283,000 of the purchases for the three months ended October 31, 2006 is included in inventory at October 31, 2006. There were no advances for inventory at January 31, 2006 and October 31, 2006.

Restrictive Covenant Agreement: Cygne and Mr. Guez entered into a restrictive covenant agreement whereby Cygne pays Mr. Guez one percent (1%) of net sales, not including non-denim sales to New York & Company, and not including sales of denim apparel resulting from subsequent business acquisitions. The Company recorded an expense under the agreement of $140,000 and $538,000, respectively, for the three and nine months ended October 31, 2006. The amounts due to Mr. Guez were $1,155,000 and $386,000, at October 31, 2006 and January 31, 2006, respectively, and were included in Due to Related Parties.

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

First Finish Inc., an affiliate of Mr. Guez, operates a fabric finishing testing and development facility in California. The cost for services rendered to Cygne by First Finish Inc. for the three and nine months ended October 31, 2006 was approximately $29,000 and $126,000, respectively. Payments to reduce prior amounts due to First Finish, Inc. during the three and nine months ended October 31, 2006 was $28,000 and $183,000, respectively.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

In connection with the Innovo Acquisition, Cygne assumed the earn-out fees of 2.5% of the net sales to American Eagle Outfitters (“AEO”). The Company recorded an expense under the agreement of $288,000 and $662,000, respectively, for the three and nine months ended October 31, 2006.

Due to Related Parties is comprised of the following amounts.

	October 31, 2006	January 31, 2006
	(In thousands)
Due (from) Diversified Apparel—amount due under Supply Agreement	$(3,930)	$(1,272)
Due to Diversified Apparel—interest on secured subordinated promissory note payable	—	1,120
Due to Diversified Apparel—deferred purchase price	—	250
Due to Diversified Apparel—assumption of liability under Innovo Acquisition Agreement	2,500	—
Due to First Finish Inc.	8	66
Due to Mr. Guez - restricted covenant and earn-out agreements	1,155	386
Due to Mr. Paul Guez—earn-out fees	144	—

Due (from) Related Parties	(123)	550
Secured subordinated promissory notes payable, at face amount	38,500	40,000

Due to Related Parties	$38,377	$40,550

The categories of the related party charges are:

Statement Placement See below		Three Months Ended October 31, 2006	Nine Months Ended October 31, 2006
		(In thousands)
1	Supply Agreement	$19,608	$53,300
1	Distribution Agreement relating to purchase of imported goods	1,894	15,653
2	Distribution Agreement relating to distribution expenses	(255)	2,487
2	Distribution Agreement relating the purchase of packing materials	58	257
2	Restrictive Covenant Agreement	140	258
2	Earn-out under Innovo Acquisition Agreement	288	662
2	Services performed by First Finish, Inc.	29	126
3	Interest on Secured Subordinated Promissory Note	470	1,540

	Total	$22,232	$74,283

Statement Placement See below		Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
		(In thousands)
1	Supply Agreement	$12,708	$12,708
1	Distribution Agreement relating to purchase of imported goods	2,742	2,742
2	Distribution Agreement relating to distribution expenses	758	758
2	Distribution Agreement relating the purchase of packing materials
2	Restrictive Covenant Agreement	166	166
2	Charges by Diversified Apparel for employees performing services for Cygne	885	885
2	Services performed by First Finish, Inc.	62	62
3	Interest on Secured Subordinated Promissory Note	561	561

	Total	$17,882	$17,882

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

The categories identified above are shown in the financial statement under the following captions.

Statement Placement
1	Cost of goods sold
2	Selling, general and administrative expenses
3	Interest expense

In addition, as of October 31, 2006 and January 31, 2006, the Company has outstanding short-term purchase order commitments to Diversified Apparel for approximately $18,843,000 and $27,257,000, respectively.

11. Litigation

Litigation

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

12. Income Taxes

The provision for income taxes for the third quarter and nine months ended October 31, 2006 was $444,000 and $1,294,000, respectively, as compared to an income tax provision of $410,000 and $420,000, respectively for the three and nine months ended October 31, 2005. The provision for the three months ended October 31, 2006 was comprised of $18,000 of minimum state and local income taxes, and a deferred tax provision of $426,000 related to the difference between book and tax basis from indefinite lived goodwill. A valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from the Company’s taxable business combination that resulted in deductible goodwill. The provision for three months ended October 31, 2005 was $410,000 which was comprised of $18,000 of minimum state and local income taxes and a deferred tax provision of $392,000 related to the difference between book and tax basis from indefinite lived goodwill.

The provision for the nine months ended October 31, 2006 was comprised of $54,000 of minimum state and local income taxes, and a deferred tax provision of $1,240,000 related to the difference between book and tax basis from indefinite lived goodwill. A valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from the Company’s taxable business combination that resulted in deductible goodwill. The provision for the nine months ended October 31, 2005 of $420,000 was comprised of $28,000 of minimum state and local income taxes and a deferred tax provision of $392,000 related to the difference between book and tax basis from indefinite lived goodwill.

The Company’s effective tax rate differs from the federal statutory rate of 34% and the Company’s normal effective minimum state and local tax rate of 6% (for a total tax rate of 40%) due to United States operating losses, foreign tax-free operations and deferred tax on goodwill amortization for the three and nine months ended October 31, 2006 and United States operating losses and foreign tax-free operations for the three and nine months ended October 31 2005.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 13 Restatement

On December 1, 2006, management determined to change the Company’s previous accounting for amounts due from Milberg (its factor) net of advances received from Milberg as a current asset in the balance sheet. Management of the Company determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. As a result, management of the Company determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. The statements of cash flows have been revised to present advances from Milberg and repayment of those advances as financing activities and the change in amounts due from Milberg as an operating activity.

The Company is also correcting errors identified related to the income tax expense and related deferred taxes payable for the three and nine months ended October 31, 2006 in order to increase the amount of the valuation allowance previously provided. In accordance with SFAS No. 109, “Accounting for Income Taxes”, and SFAS No.142, “Goodwill and Other Intangible Assets”, for taxable business combinations that yield tax-deductible goodwill, there is an accumulation of deferred tax liabilities over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. The deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. The Company had netted the deferred tax liability resulting from the indefinite life goodwill with gross deferred tax assets and provided a valuation allowance on the net asset balance. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, the Company has determined that the valuation allowance should have been provided against the net deferred tax assets without taking into account the indefinite lived goodwill.

The following is a summary of the effects on the consolidated statements of income for the three and nine months ended October 31, 2005 and on the cash flows for the nine months ended October 31, 2005.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 13 Restatement (continued)

For Three Months Ended October 31, 2005:

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
(Loss) before income taxes	$(110)	$—	$(110)
Provision for income taxes	18	392	410
Net (loss)	(128)	(392)	(520)
Net (loss) per share-basic and diluted	$(0.01)	$(0.01)	$(0.02)

For Nine Months Ended October 31, 2005:

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
(Loss) before income taxes	$(717)	$—	$(717)
Provision for income taxes	28	392	420
Net (loss)	(745)	(392)	$(1,137)
Net (loss) per share-basic and diluted	$(0.05)	$(0.02)	$(0.07)

For Nine Months Ended October 31, 2005:

		Consolidated Statements of Cash Flow
	As Previously Reported	Adjustments	As Restated
Net cash provided by (used in) operating activities	$189	$(13,510)	$(13,321)
Net cash (used in) provided by financing activities	6	13,510	13,516

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, all references to the periods ended prior to October 31, 2005 are to our fiscal year that commenced in that calendar year and ending on the Saturday closest to January 31 of the following year. Effective July 31, 2005, we changed from a thirteen-week quarterly reporting period to a last day of month quarterly reporting period, with our fiscal year now ending on January 31 of each year. The change was made to conform to the quarterly accounting periods of other major apparel companies. The change did not have a material impact on our financial condition, results of operations, or cash flows.

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

In exchange for the purchased assets, we assumed certain liabilities associated with Innovo’s private label division, including the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with Innovo’s outstanding purchase orders and inventory schedules listed in the Asset Purchase Agreement, and the obligations to continue to pay the earn-out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities was $2,500,000, which excluded the remaining unpaid principal amount of the original promissory note of $7.9 million, which was paid through the issuance of shares of our common stock, as described below, and any amounts which might be owed under the earn-out.

The Asset Purchase Agreement contained customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and post-closing covenants.

In connection with the Asset Purchase Agreement, we entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo transaction, on May 12, 2006 we issued 1,000,000 shares, of our common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares in lieu of assuming the remaining outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by Cygne. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to us in the event that our common stock is traded on NASDAQ (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one-month period immediately preceding the expiration of the lock-up period.

As of May 12, 2006, pursuant to information set forth in a Form 4 filed with the SEC, Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of shares, personally, through various trusts and Diversified Apparel, representing approximately 49.03% of the shares of our common stock. In addition, Mr. Guez (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Sportswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources. LLC. AZT International, S.A. de C.V is a 100% subsidiary of. Azteca Production International, Inc.

As of May 21, 2006, Azteca Production International, Inc. may be deemed the beneficial owner of approximately 12.7% of Innovo Group Inc. common stock. Mr. Guez may be deemed to have the sole power to direct the voting and disposition of approximately 5.9% of Innovo Group Inc. common stock.

Acquisition of the denim apparel business from Diversified Apparel Resources LLC. (“Acquired Business”)

On July 31, 2005, we acquired from Diversified Apparel, a privately owned company principally owned by Mr. Guez, its business of designing, merchandising, and distributing of branded and private label denim apparel pursuant to an asset purchase agreement (“Acquired Business”).

The assets we acquired from Diversified Apparel included:

Diversified Apparel’s:

•	tangible personal property;

•	open purchase orders;

•	New York showroom leases for the property located on the fourth floor of 215 West 40th Street; and

•	trademarks and intellectual property associated with the Acquired Business.

In consideration for the assets we acquired from Diversified Apparel, we:

•	issued to Diversified Apparel 10,500,000 shares of our common stock;

•	issued to Diversified Apparel a secured subordinated promissory note in the principal amount of $47.5 million;

•	paid $2 million in cash to Diversified Apparel on the closing date; and

•	agreed to pay to Diversified Apparel deferred purchase price payments totaling $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005. We were permitted to defer payment of the first through fifth installments of such monthly payments for up to 180 days each, to the extent that our Board of Directors determined in its good faith sole discretion that any or all of such first through fifth installments of such monthly payments would adversely affect our business or financial condition, and we initially deferred the August payment. Our board of directors subsequently determined that payments of the August 2005 through the December 2005 installments would not adversely affect

•	our business and financial condition and accordingly has made these payments to Diversified Apparel. We made the last of the seven required payments of $250,000 in February 2006.

•	On January 3, 2006, we issued 1,428,571 shares of our common stock in payment of $7.5 million principal amount of the secured subordinated promissory note.

We accounted for this transaction as a purchase.

We also entered into several related agreements, including a registration rights agreement, a supply agreement, a distribution agreement, a stock transfer restriction agreement and a restrictive covenant agreement. Also in connection with this acquisition, we entered into a factoring agreement with Milberg Factors, Inc. The supply and distribution arrangements govern purchases of Diversified Apparel products by us, as well as related advances for inventory purchases. The restrictive covenant agreement sets forth agreed-upon non-competition covenants between Mr. Guez and us. The Registration Rights Agreement required us to use reasonable commercial efforts to register securities issued as a part of the acquisition price for the Acquired Business within a specified time frame. Notes 2 and 10 to the Consolidated Financial Statements provide detailed explanations of each these agreements.

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

Historically, our largest shipments are in our second quarter and third quarter, with lower sales in the fourth and first quarter.

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

For the three and nine months ended October 31, 2006 sales to JC Penney, Kohl’s, Target and AEO accounted for approximately 12.0%, 14.5%, 15.8% and 35.4% and 16.2%, 13.6%, 12.2% and 26.9%, respectively, of our net sales. For the three and nine months ended October 31, 2005, sales to New York & Company, JC Penney and Kohl’s accounted for approximately 25.5%, 16.9%, 20.4% and 45.4%, 11.9% and 14.4%, respectively, of our net sales.

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

Effective January 1, 2005, the United States (“U.S.”) discontinued textile import quotas affecting the products sourced by us. As a result, the U.S. total imports in 2005 from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The U.S. has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. Notwithstanding the safeguard program, our results of operations for products manufactured in Guatemala have been adversely affected for the year 2005 and the three and nine months ended October 31, 2006. We anticipate that our results of operations for products manufactured in Guatemala will continue to be adversely affected for the remainder of year 2006. The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan facility. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded an impairment charge against its building, building improvements, equipment, furniture and fixtures at its Guatemalan facility.

The Central American countries, which include Guatemala, and the U.S., have negotiated a Central America Free Trade Agreement (“CAFTA”). CAFTA, which was signed by U.S. on August 2, 2005, will allow in most cases the U.S. duty free imports from Guatemala if the woven fabric is manufactured in a CAFTA country using yarn produced in a CAFTA country. The Republic of Guatemala ratified CAFTA on July 1, 2006. We anticipate that, over time, CAFTA may make Guatemala more competitive with imports from China in the categories manufactured by us in Guatemala.

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

Restatement

On December 1, 2006, management determined to change our previous accounting for amounts due from Milberg net of advances received from Milberg as a current asset in the balance sheet. Our management determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from our customers. As a result, our management determined that it was more appropriate to report amounts due from Milberg as a current asset and advances from Milberg as a current liability because advances from Milberg are due on demand and amounts due from Milberg are payable upon receipt of payment by Milberg from the Company’s customers. The statements of cash flows have been revised to present advances from Milberg and repayment of those advances as financing activities and the change in amounts due from Milberg as an operating activity.

We are also correcting errors identified related to the income tax expense and related deferred taxes payable for the three and nine months ended October 31, 2006 in order to increase the amount of the valuation allowance previously provided. In accordance with SFAS No. 109, “Accounting for Income Taxes”, and SFAS No.142, “Goodwill and Other Intangible Assets”, for taxable business combinations that yield tax-deductible goodwill, there is an accumulation of deferred tax liabilities over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. The deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. We had netted the deferred tax liability resulting from the indefinite life goodwill with gross deferred tax assets and provided a valuation allowance on the net asset balance. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, we have determined that the valuation allowance should have been provided against the net deferred tax assets without taking into account the indefinite lived goodwill.

Based on our present bookings, we believe that the net sales for the three months ended January 31, 2007 will be less than the actual sales for the three months ended January 31, 2006.

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

Accounts Receivable, Due from Factor and Allowance for Customer Chargebacks and Trade Discounts

Substantially all of our accounts receivable are factored without recourse. We estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of October 31, 2006 and January 31, 2006, we had reserved approximately $1,407,000 and $1,962,000, respectively, for allowances for customer chargebacks and trade discounts. A change in this estimate could result in the need to record additional reserves.

Marketable Securities

Our marketable securities are comprised of a public company security at October 31, 2006 and January 31, 2006. All investments are classified as available for sale and are recorded at market, using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses are included as a separate component of stockholders’ equity. A change in our determination of the permanent portion of losses on marketable securities could result in additional expense charged to operations.

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

Impairment of Long-Lived Assets and Goodwill

Long-lived assets consist of property and equipment, and intangible assets and goodwill. Intangible assets are comprised of trademarks, costs to create product lines, and the value of customer relationships from the acquisition of the denim apparel business of Diversified Apparel (“Acquired Business”) and the value of the customer relationships from the acquisition of the private label division of Innovo Group Inc. (“Innovo Acquisition”). In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we assess the impairment of identifiable intangibles and goodwill at least annually in the case of goodwill, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

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

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and we have no significant obligations remaining to be performed. We establish allowances for customer chargebacks and trade discounts. Such reserves amounted to $1,407,000 and $1,962,000 at October 31, 2006 and January 31, 2006, respectively. Should events or circumstances change, we could have to record additional accruals for increased reserves.

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

	Three Months Ended:		Nine Months Ended
	October 31, 2006	October 31, 2005 (Restated)	October 31, 2006	October 31, 2005 (Restated)
Net Sales	100.0%	100.0%	100.0%	100.0%

Gross profit	19.3	23.1	21.5	19.1
Selling, general and administrative expenses	9.8	16.9	13.0	16.0
Depreciation and amortization	1.5	3.6	1.3	2.9
Provision for restructuring	—	—	—	0.3

Income (loss) before interest and income taxes	8.0	2.6	7.2	(0.1)
Interest expense (income)	4.4	3.1	4.1	2.1
Provision for income taxes	1.3	1.8	1.3	1.3

Net loss	2.3%	(2.3)%	1.8%	(3.5)%

Three months ended (third quarter of 2006) and the nine months ended October 31, 2006 compared to three months ended (third quarter of 2005) the nine months ended October 31, 2005

Acquisition of Companies

On May 12, 2006, we acquired the private label division of Innovo Group Inc. (“Innovo Acquisition”). We accounted for this transaction as a purchase.

On July 31, 2005, we acquired the assets used in the branded and private label denim apparel business, which we refer to as the Acquired Business, of Commerce Clothing (which was later renamed Diversified Apparel Resources, LLC), a privately-held company principally owned by Mr. Guez, Diversified Apparel’s managing member and Chief Executive Officer, pursuant to an asset purchase agreement. We accounted for this transaction as a purchase. In connection with this transaction, Mr. Guez became our principal stockholder. Because of the two acquisitions, the results for the three and nine months ended October 31, 2005 and October 31, 2006 are not necessarily comparable.

Net Sales

Net sales for the third quarter of 2006 were $32,980,000, an increase of $10,045,000, or 43.8%, from net sales of $22,935,000 for the third quarter of 2005. Net sales for the nine months ended October 31, 2006 were $98,991,000 an increase of $66,439,000 from net sales of $32,552,000 for the nine months ended October 31, 2005.

The increase in sales for the third quarter of 2006 compared to the third quarter of 2005 of $10,045,000 was attributable to sales from the Acquired Business and from the Innovo Acquisition of $13,973,000, decreased sales to New York & Company (“NY&C”) of $4,269,000, and increased sales to other customers of $341,000.

The increase in sales for the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005 of $66,439,000 was attributable to sales from the Acquired Business and from the Innovo Acquisition of $75,911,000, decreased sales to NY&C of $10,043,000, and increased sales to other customers of $571,000.

The decrease in the programs offered by NY&C to us for the third quarter and nine months ended October 31, 2006 compared to the third quarter and nine months ended October 31, 2005 was a direct result of NY&C placing orders in China and other countries in the Far East. We believe that NY&C will substantially reduce the number of programs offered to us for the balance of the year 2006, as NY&C opts to place orders in China and other countries in the Far East.

For the three and nine months ended October 31, 2006 sales to JC Penney, Kohl’s, Target and AEO accounted for approximately 12.0%, 14.5%, 15.8% and 35.4% and 16.2%, 13.6%, 12.2% and 26.9%, respectively, of our net sales. For the three and nine months ended October 31, 2005, sales to NY&C, JC Penney and Kohl’s accounted for approximately 25.5%, 16.9%, 20.4% and 45.4%, 11.9% and 14.4%, respectively, of our net sales.

Gross Profit

The gross profit for the third quarter of 2006 was $6,379,000, or 19.3% of net sales, an increase of $1,089,000 from the gross profit of $5,290,000, or 23.1% of net sales, for the third quarter of 2005. The gross profit for the nine months ended October 31, 2006 was $21,319,000 or 21.5% of net sales, an increase of $15,105,000 from the gross profit of $6,214,000, or 19.1% of net sales for the nine months ended October 31, 2005.

The increase in gross profit for the third quarter of 2006 compared to the third quarter of 2005 of $1,081,000 was attributable to the gross profit of $2,120,000 from the Acquired Business and from the Innovo Acquisition, which had a 22.0% gross margin on sales of its products in 2006 compared to a 27.8% in 2005, decreased gross profit of $472,000 from NY&C, which had 12.1% and 11.5% gross margin on NY&C sales for the third quarter of 2006 and 2005, respectively, and a decrease in gross profit of approximately $559,000 on account of unused capacity at our Guatemalan manufacturing facility.

The increase in gross profit for the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005 of $15,105,000 was attributable to the gross profit of $17,177,000 from the Acquired Business and from the Innovo Acquisition, which had a 21.5% gross margin on sales of its products in 2006 compared to 27.8% in 2005, decreased gross profit of $1,359,000 from NY&C which had 12.7% and 10.8% gross margin on NY&C sales for the nine months ended October 31, 2006 and 2005, respectively, decreased gross profit of $182,000 from all other customers, and a decrease in gross profit of approximately $531,000 on account of unused capacity at our Guatemalan manufacturing facility.

The decrease in the NY&C gross profit of $472,000 and $1,359,000, respectively, for the third quarter and nine months ended October 31, 2006 compared to the third quarter and nine months ended October 31, 2005 was primarily caused by lower sales in 2006 compared to 2005. The increase in the unused capacity at our Guatemalan manufacturing facilities of $531,000 was a direct result of lower sales volume from NY&C.

The gross margins were guaranteed for the product produced in Mexico at the Diversified Apparel’s facilities, a related party.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses for the third quarter of 2006 were $3,248,000, a decrease of $635,000 from $3,883,000 in the comparable period in 2005. Selling, general, and administrative expenses for the nine months ended October 31, 2006 were $12,913,000, an increase of $7,711,000 from $5,202,000 for the nine months ended October 31, 2005.

The decrease in SG&A expenses for the third quarter of 2006 compared to the third quarter of 2005 of $635,000 was mainly attributable to (i) an increase in non- compete and earn-out fees of $264,000 due to higher sales in 2006 than 2005, (ii) an increase in professional fees of $76,000 mainly due to accounting and legal services performed in connection with the restatement of SEC filings, (iii) an increase in direct administrative expenses of $59,000, (iv) an increase in NASD fees of $25,000, (v) an increase of $36,000 for directors’ restricted stock which became vested during the third quarter of 2006, and (vi) an increase in the production staff of $86,000 on account of increases of current and projected sales volume. These increases of $546,000 were offset by (a) a decrease in distribution and operating service expenses of $947,000 of which $855,000 was from a credit issued by Diversified Apparel, a related party, to adjust for a retroactive billing adjustment, as agreed among the parties for the three months ended July 31, 2006 with the balance of the reduction of $92,000 linked to the sales volume subject to the Diversified Apparel distribution fee, (b) the elimination of a one-time 2005 factor fee of approximately $87,000, and (c) a decrease in advertising expense of $260,000. In addition the SG&A expenses in the third quarter of 2005 benefited from the reversal of certain accruals no longer required amounting to $112,000. There was no similar benefit in the third quarter of 2006.

The increase in SG&A expenses for the nine months of 2006 compared to the nine months of 2005 of $7,711,000 was mainly attributable to (i) an increase in non- compete and earn-out fees of $1,036,000 due to higher sales in 2006 than 2005, (ii) an increase in professional fees of $76,000 mostly due to accounting and legal services performed in connection with the restatement of SEC filings, an increase in audit fees of $128,000, an increase in legal fees of $115,000 such fees are primarily related to an increase in regulatory filings, (iii) an increase in NASD fess of $79,000, (iv) an increase in the cost of the board of directors and related activities of $96,000, (v) an increase of $108,000 for directors’ restricted stock which became vested during the nine months of 2006, and (vi) an increase in the production staff of $86,000 on account of increases of current and projected sales volume, (vii) an increase in the expenses to develop, sell and purchase our denim products in the amount of $3,319,000, (viii) an increase in distribution and operating service expenses of $2,096,000, (ix) an increase in direct administrative expenses in the amount of $1,114,000 and (x) severance costs of $292,000 caused by the combination of the functions with Acquired Business These increases of $8,545,000 were offset by (a) the elimination of a one-time 2005 factor fee of approximately $87,000, (b) a decrease in advertising expense of $260,000, and (c) a reduction of $599,000 which resulted from our reduction of payroll associated with operations to support orders placed by NY&C. .In addition the SG&A expenses in the third quarter of 2005 benefited from the reversal of certain accruals no longer required amounting to $112,000. There was no similar benefit in the third quarter of 2006.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $33,000 and $75,000, respectively, for the third quarter of 2006 and the third quarter of 2005. Amortization of intangible assets, which resulted from the acquisition of the Acquired Business and the Innovo Acquisition, was $453,000 and $726,000, respectively, for third quarter of 2006 and the third quarter of 2005.

Depreciation on furniture, fixtures and leasehold improvements was $98,000 and $208,000, respectively, for the nine months ended October 31, 2006 and the nine months ended October 31, 2005. Amortization of intangible assets, which resulted from the acquisition of the Acquired Company and the Innovo Acquisition, was $1,216,000 and $726,000 for the nine months ended October 31, 2006 and the nine months ended October 31, 2005, respectively.

As of January 31, 2006 based on an appraisal by an independent third party, we recorded a 100% impairment charge against the equipment, furniture and fixtures at our Guatemalan facility and established a salvage value, not subject to depreciation, for our building and building improvements in our Guatemala facility. Thus, there was no depreciation expense for the Guatemalan facility in the third quarter and the nine months ended October 31, 2006 as compared to $40,000 and $143,000 during the third quarter and nine months ended October 31, 2005, respectively.

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

Interest Expense

Interest expense for the third quarter of 2006 was approximately $1,436,000 as compared to $716,000 for the third quarter of 2005. Interest expense for the nine months ended October 31, 2006 was $4,019,000 compared to $716,000 for the nine months ended October 31, 2005.

Interest expense for the third quarter of 2006 includes interest paid to factor of $452,000 on its advances to us, interest on the secured subordinated promissory note (“Note”) of $470,000 and the amortization of the discount on the Note of $514,000.

Interest expense for the nine months ended October 31, 2006 includes interest paid to factor of $1,069,000 on its advances to us, interest on the Note of $1,410,000 and the amortization of the discount on the Note of $1,540,000.

We recorded the fair value of the Note issued in connection with the acquisition at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 Note. As of October 31, 2005, we obtained a third part’s valuation of the Note. The discount to the Note is being amortized to interest expense over the term of the Note.

Provision for Income Taxes

The provision for income taxes for the third quarter and nine months of 2006 was $444,000 and $1,294,000 respectively, as compared to an income tax provision of $410,000 and $420,000, respectively, for the third quarter and nine months of 2005. The provision for the third quarter of 2006 was comprised of $18,000 of minimum state and local income taxes, and a deferred tax provision of $426,000 related to the difference between book and tax basis from indefinite lived goodwill. A valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from our taxable business combination that resulted in deductible goodwill. The provision for the third quarter of 2005 was $410,000, which was comprised of $18,000 of minimum state and local income taxes and a deferred tax provision of $426,000 related to the difference between book and tax basis from indefinite lived goodwill.

The provision for the nine months of 2006 was comprised of $36,000 of minimum state and local income taxes, and a deferred tax provision of $1,258,000 related to the difference between book and tax basis from indefinite lived goodwill. A valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from our taxable business combination that resulted in deductible goodwill. The provision for the nine months of 2005 of $420,000 was comprised of $28,000 of minimum state and local income taxes a deferred tax provision of $392,000 related to the difference between book and tax basis from indefinite lived goodwill.

Our effective tax rate differs from the federal statutory rate of 34% and our normal effective minimum state and local tax rate of 6% (for a total tax rate of 40%) due to United States operating losses, foreign tax-free operations and deferred tax on goodwill amortization for the third quarter and nine months of 2006 and United States operating losses and foreign tax-free operations for the third quarter and nine months of 2005.

Pro forma statement of operations

The following unaudited pro forma condensed combined statement of operations (unaudited) for the three and nine months ended October 31, 2006 and October 31, 2005 sets forth the combined results of operations for Cygne giving effect to the Innovo Acquisition using the purchase method of accounting as if the combination was consummated as of the beginning of the earliest period presented.

Pro forma adjustments to the statement of operations for the three and nine months ended October 31, 2005 combine the pro forma Acquired Business adjustments with the pro forma Innovo Acquisition adjustments.

The Acquired Business pro forma adjustments include the adjustment of the historical gross profit to the contractual gross profit which is defined in our supply agreement with Diversified Apparel, adjustment of

Acquired Business historical distribution and occupancy costs to the contractual cost as defined in our distribution agreement with Diversified Apparel, the recording of the expense under the restrictive covenant agreement with Hubert Guezt, the recording of the amortization of the intangible assets in connection with the Acquired Business, the recording of the deferred tax liability and the adjustment to reflect the interest expense the amortization of debt discount expense on the secured subordinated promissory note issued in connection with the acquisition of the Acquired Business. The intangible assets included values for trademarks, costs to create product lines and value for customer relationships.

The Innovo Acquisition pro forma adjustments include the adjustment of Innovo Acquisition historical distribution and occupancy costs to the contractual cost as defined in our distribution agreement with Diversified Apparel, the adjustment of Innovo Acquisition historical amortization of its intangibles to the amortization of our intangibles in connection with the Innovo Acquisition, the recording of the deferred tax liability and the elimination of the Innovo Acquisition impairment of goodwill.

Under the purchase method of accounting, the excess purchase price, including transaction costs in the Innovo Acquisition, over the fair value of net assets acquired was approximately $9,804,000. $3,300,000 of the purchase price has been recorded as intangible assets assigned to customer relationships. These intangible assets are being amortized over periods ranging from three months to seven years. At this time, the work needed to provide the basis for determining these fair values and their amortization periods has not been completed. We have engaged an independent third party to determine the value of the intangible assets. As a result, the final allocation of the purchase price will be based on the results of the final valuation, which will consider the fair value of intangible assets acquired, which could materially differ from the pro forma amounts shown herein. Accordingly, a change in the fair value of intangible assets and the amortization periods could impact the amount of annual amortization expense.

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the combination been in effect during these periods or which might be reported in the future. The pro forma financial information includes expenses allocated by Innovo Group Inc. to the Innovo Acquisition which may not be indicative of future results which will include actual expenses.

	(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	10/31/06 Actual	10/31/05 Pro forma (Restated)	10/31/06 Pro forma	10/31/05 Pro forma (Restated)
Net revenues	$32,980	$46,687	$118,992	$133,376
Net income	$765	$1,300	$1,208	$4,638
Net income per share—basic and diluted	$0.03	$0.05	$0.05	$0.26

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

	(In thousands)
	Three Months Ended		Nine Months Ended
	10/31/06	10/31/05 (Restated)	10/31/06	10/31/05 (Restated)
Reconciliation of EDITDA to net income
Net income (loss)	$765	$(520)	$1,779	$(1,137)
Depreciation and amortization	486	801	1,314	933
Interest expense	1,436	716	4,019	716
Provision for income taxes	444	410	1,294	420

EBITDA	$3,131	$1,407	$8,406	$932

	(In thousands)
	Three Months Ended		Nine Months Ended
	10/31/06	10/31/05 (Restated)	10/31/06	10/31/05 (Restated)
Reconciliation of EDITDA to pro forma net income
Net income	$765	$1,300	$1,208	$4,638
Depreciation and amortization	496	932	1,546	1,674
Interest expense	1,436	964	4,401	4,358
Provision for income taxes	444	410	1,294	420

EBITDA	$3,141	$3,606	$8,449	$11,090

Liquidity and Capital Resources

The primary factors that affect our cash flow are (i) our net income (ii) our customer payment terms, (iii) our payments terms to our major supplier who is a related party and (iv) our inventory levels.

Net cash provided by our operating activities for the nine months ended October 31, 2006 was $1,974,000. The components of cash provided by operating activities totaling $10,398,000 are (i) an increase in inventories of $2,958,000 which reflects more denim inventory (ii) an decrease in other receivables and prepaid expenses of $237,000, which was substantially caused by a decrease in prepaid personnel costs, (iii) an increase in income taxes payable of $9,000, and (iii) our net profit of $5,431,000, after adding back depreciation of $98,000, amortization of intangible assets of $1,216,000, amortization of debt discount of $1,540,000, decrease in allowance for customer chargebacks and trade discounts of $555,000, deferred tax liability of $1,240,000 and non-cash stock compensation of $113,000, (iv) decrease in due from factor of $1,648,000 which was due to a decrease in sales and (v) an increase in accrued expenses of $115,000 which was primarily caused by an increase in professional fees. The cash provided by operations was partially offset by cash used in operations totaling $8,424,000 consisting of (a) an increase in non-factored trade receivables of $2,700,000 which is represented by an increase in American Eagle Outfitters trade receivables, (b) an increase in due from related parties of $4,423,000 which was primarily due to amounts advanced under the Supply Agreement offset by an increase in the fees due on the restrictive covenant and earn-out agreements and (c) a decrease in accounts payable of $1,301,000 which was principally caused by a decrease in professional fees payable and fabric vendors payables.

Net cash used in operating activities for the nine months ended October 31, 2005 was $13,321,000. The components of cash used by operating activities totaling $16,503,000 are (i) an increase in due to factor of $14,289,000 caused by our factoring our trade accounts receivable starting on July 31, 2005 and a change in accounting for amounts due from factor as described in Note 13 to Consolidated Financial Statements (ii) and increase in inventories of $2,190,000 caused by the acquisition of the Acquired Business, (iii) and increase in other assets of $24,000 caused by an additional lease deposit. The cash used in operations was partially offset by cash provided in operations totaling $3,182,000. The components of cash provided by operations are (a) our net profit of $189,000 which is net of depreciation of $208,000, amortization of debt discount of $726,000 and deferred income tax provision of $392,000 (b) a decrease of non factored trade accounts receivable of $837,000 caused by our decision to factor our receivables starting on July 31, 2005, thus substantially reducing our trade accounts receivable, (c) an increase in other receivables and prepaid expenses of $144,000 caused primarily by increase prepaid insurance, (d) an increase in due to related parties of $896,000 which is comprised of amounts due to Diversified Apparel under the Supply Agreement, amount due on Note amount, amount due to First Finish, Inc. and amount to due under the restrictive covenant agreement, (e) an increase in accounts payable of $872,000 primarily caused by increased amounts due on account of increased fabric purchases and amounts due to our advertising agency, (f) an increase in accrued expenses of $224,000 caused by an increase in amounts due as compensation to employees and (g) and increase in income taxes payable of $20,000.

Cash used in investing activities in the nine months ended October 31, 2006 of $367,000 consisted of expenditures incurred in connection with purchase of denim business from Diversified Apparel of $250,000, the purchase of the Innovo Acquisition of $70,000 and the purchase of computers of $47,000.

Cash used in investing activities in the nine months ended October 31, 2005 was $3,458,000 consisted of expenditures incurred in connection with the purchase of the Acquired Business of $3,419,000 and the purchase of computers of $39,000.

The financing activities in the nine months ended October 31, 2006 of $1,498,000 consisted of cash received of $1,000 from the exercise of stock options, advances from the factor of $72,290,000 and repayment of advances to the factor of $73,789,000.

The financing activities in the nine months ended October 31, 2005 of $13,516,000 consisted of cash received of $6,000 from the exercise of stock options, advances from the factor of $23,918,000 and repayment of advances to the factor of $10,408,000.

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

We obtained a third-party valuation to determine the fair value of the Note for the purposes of determining the purchase price of the Acquisition. As a result, we recorded a debt discount of $14,200,000 to reduce the carrying value of the Note to fair value. The discount is being amortized to interest expense over the term of the

Note as shown on the table below. During the three and nine months ended October 31, 2006, $514,000 and $1,514,000 of debt discount amortization was recorded.

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

We entered into a one-year factoring agreement with Milberg effective July 31, 2005 which was amended on January 31, 2006 and July 31, 2006 and renewed through July 31, 2007 (the “Factoring Agreement”). Under the Factoring Agreement, we sell to Milberg without recourse all of our receivables which are acceptable to Milberg. Milberg is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies of the Company against the Company’s customers for those receivables purchased by Milberg without recourse. Further, payment is due from Milberg upon the payment of the receivable to Milberg by our customer less a Milberg reserve for known future chargebacks from all customers. We estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of October 31, 2006, we had reserved approximately $1,407,000 for allowances for customer chargebacks and trade discounts.

Milberg’s basic factoring charge is fifty-five one hundredths of one percent (0.55%) of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, forty-five one hundredths of one percent (0.45%) of the next $25,000,000 of receivables factored by Milberg in any contract year, and forty one hundredths of one percent (0.40%) of receivables factored by Milberg in any contract year in excess of

$50,000,000, in each case, less any trade discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The Factoring Agreement contains covenants with respect to working capital and net worth. The working capital (as defined) had to be at least $1 million for the period July 31, 2005 through January 31, 2006 and at least $3 million thereafter. We were in default with regard to this covenant at January 30, 2006 for which we obtained a waiver from Milberg. The tangible net worth (as defined) had to be at least $1 million through January 31, 2006 and at least $3 million. These covenants were amended with an effective date of January 31, 2006. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, at least $3 million thereafter. An amendment with an effective date of September 30, 2006 provided that working capital at October 31, 2006 had to be at least $2,000,000. Cygne was in compliance with the working capital covenant at October 31, 2006. Cygne was in default with the tangible net worth covenant at October 31, 2006 for which Cygne obtained a waiver from Milberg.

The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the three and nine months ended October 31, 2006 were approximately $87,000 and $394,000, respectively. The maximum revolving amount set forth in the agreement was $20,000,000. In an amendment with an effective date of July 31, 2006, the maximum revolving amount was increased to $25,000,000. At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to us. In addition, upon our request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to our credit on Milberg’s books in excess of a reserve for known future chargebacks from all customers.

Advances from Milberg are repayable on demand. The maximum advances are the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers or $25,000,000. Advances from Milberg at October 31, 2006 were approximately $14,388,000. Interest paid to Milberg for the three and nine months ended October 31, 2006 was approximately $452,000 and $1,069,000, respectively.

Milberg may charge interest on any monies remitted or otherwise advanced or charged to our account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at October 31, 2006 was 8.25%). As security for all of our obligations to Milberg, including advances made by Milberg to us, we granted to Milberg, a continuing security interest in substantially all of its property. Such security interest is senior to the security interest granted to Diversified Apparel with respect to its Secured Subordinated Promissory Note.

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

Due from factor, net of factor advances and allowances for chargebacks and trade discounts, are summarized below. Factored receivables of $14,350,000 and $17,405,000 at October 31, 2006 and January 31, 2006, respectively, are without recourse.

	(In thousands)
	October 31, 2006	January 31, 2006
Outstanding factored receivables	$14,350	$17,405
Less, allowances for chargebacks and trade discounts	1,407	1,962

Due from factor, net of allowances for chargebacks and trade discounts	12,943	15,443
Less, advances from factor	14,388	15,887

Due (to) factor net of factor advances and reserves for chargebacks and trade discounts	$(1,445)	$(444)

The average factor advances for the nine months ended October 31, 2006 were approximately $15,406,000 and the highest advance during this period was approximately $25,274,000, which was $274,000 over the maximum advance stated in Factoring Agreement.

We intend to finance our operations for the next twelve months through the use of operating profits, advances from our Factor, and our extended payment terms from Diversified Apparel, an affiliate of Mr. Guez, as provided in our Supply and Distribution Agreements with Diversified Apparel.

Our financial performance for the next twelve months will depend on a variety of factors, including the success of the Acquired Business and the Innovo Acquisition, the amount of sales to JC Penney, Kohl’s, Target and AEO, and the effect on our business on account of the discontinuance of textile import quotas by the United States on January 1, 2005. As a result of the discontinuance of textile import quotas, our customers may be able to secure the products currently being purchased from us in other places at a lower price. If we have significant operating losses, we could face severe liquidity pressures, which would adversely affect our financial condition and results of operations and cash flows. We have in the past incurred costs in restructuring our operations due to the loss of customers and could incur additional costs in the future associated with the restructuring of our operations. We believe that we will have sufficient working capital to support our business for the next twelve months if our assumptions regarding our anticipated operating profits are correct, our Factor continues making advances on the present terms of our Agreement, and our extended payment terms from Diversified Apparel remain in place.

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

The second amendment to the Supply Agreement with an effective date of July 31, 2005 between Diversified Apparel and us specifies that AZT will ship its manufactured apparel to the United States and invoice Diversified Apparel, an affiliate of Mr. Guez. Diversified Apparel will retain the physical risk of loss while the inventory is in its possession and each month invoices to us for the apparel that we have shipped to our customers after deducting payment for inventory previously purchased. At the end of each month, Diversified Apparel invoices us for the apparel on hand that we estimate that we will ship to our customers in the subsequent month. This third amendment the Supply Agreement dated April 27, 2006 extends the expiration date of the Supply Agreement from January 31, 2007 to April 30, 2007, and if not renewed AZT will invoice us directly as specified in the Supply Agreement. The fourth amendment to the Supply Agreement with an effective date of July 31, 2006, extends the expiration date of the Supply Agreement to July 31, 2007 and specifies the guaranteed gross margins for our new customers. The apparel purchased from Diversified Apparel for the three and nine months ended October 31, 2006 was $19,608,000 and $53,300,000, respectively. At all times, Cygne is subject to obsolescence risk.

The Supply Agreement states that if the purchase orders outstanding from us under the Supply Agreement equal or exceed $7.5 million, we will advance to Diversified Apparel, at Diversified’s written request, up to 50% of any such amounts exceeding $7.5 million in order to finance production. The third amendment to the Supply Agreement dated April 27, 2006 states that we will advance to Diversified Apparel, at Diversified’s written request, up to 50% of the amount of all purchase orders outstanding, thus removing the $7.5 million base. At January 31, 2006 and October 31, 2006, advances from us to Diversified Apparel were approximately $1,272,000 and $3,930,000, respectively. The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding.

Under the terns of the Distribution Agreement, as amended, Diversified Apparel provides distribution and operations services for us. The distribution cost for the three and nine months ended October 31, 2006 was approximately $600,000 and $3,342,000 respectively, and is included in Selling, General and Administrative expenses in the statement of operations. The $600,000 cost for the three months ended October 31, 2006 has been offset by a credit from Diversified Apparel of $855,000 (thus a net credit for the three months of $255,000 and a net cost for nine months of $2,487,000) to adjust for a billing error for the three months ended July 31, 2006. In addition, the cost of the packing materials purchased from Diversified Apparel during the three and nine months ended October 31, 2006 was approximately $58,000 and $257,000, respectively, and is included in Selling, General and Administrative expenses in the statement of operations.

An amendment to the Distribution Agreement with an effective date of July 31, 2005 specifies that we will purchase all of our denim apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel will receive this apparel in its United States warehouse and retain the physical risk of loss while the inventory is in its possession. Diversified Apparel will invoice us for the apparel that has been shipped to our customers after deducting payment for inventory previously purchased. Before the end of each month, Diversified Apparel will invoice to us the apparel that we estimate that we will ship to our customers in the subsequent month. The second amendment to the Distribution Agreement dated April 27, 2006, extends the expiration date of the Distribution Agreement to April 30, 2007. The third amendment to the Distribution Agreement with an effective date of July 31, 2006 extends the expiration date of the Distribution Agreement to July 31, 2007 and states that Cygne will advance to Diversified Apparel, at Diversified’s written request, up to 50% of any outstanding product purchase orders. At all times, Cygne is subject to obsolescence risk. The apparel purchased from Diversified Apparel under this arrangement for the three and nine months ended October 31, 2006 was $1,894,000 and $15,653,000, respectively. The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Distribution Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding.

As of October 31, 2006, we have outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately $22,491,000. In addition, we have short-term purchase order commitments to non-related parties of approximately $5,000.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Inflation

The Company does not believe that the relatively moderate rates of inflation which have been experienced in the United States, where it competes, have had a significant effect on its net sales or profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For the nine months ended October 31, 2006, factor advances peaked at $25,274,000 and the average amount of factor advances was $18,774,000. An increase of 1% in the interest rate would have increased our interest expense for factor advances by approximately $140,000 in the nine months ended October 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

As discussed in Note 13 to the Consolidated Financial Statements, management of the Company has restated the Company’s consolidated financial statements for the three and nine months ended October 31, 2005. The determination to restate these consolidated financial statements and other financial information was made in order to correct errors in the Company’s accounting for its factoring agreement and income tax expense and related deferred taxes payable.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the three and nine months ended October 31, 2006. Based upon that evaluation, and as a result of the material weaknesses discussed above, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of October 31, 2005.

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

Changes in Internal Control over Financial Reporting

The changes in the Company’s internal controls over financial reporting described above were implemented subsequent to the quarter ended October 31, 2005. There was no change in the Company’s internal control over financial reporting that occurred during the three and nine months ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 5. Other Information

We have been granted an extension by Diversified Apparel to have our Registration Statement to be declared effective by December 31, 2006 from the previous effective date of September 30, 2006.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

10.28	Amendment to Factoring Agreement, dated as of September 30, 2006, by and between Milberg Factors and Cygne Designs, Inc.*

10.29	Waiver to Factoring Agreement, dated as of October 31, 2006, by and between Milberg Factors and Cygne Designs, Inc. *

31.1	Certification of Principal Executive Officer *

31.2	Certification of Principal Financial Officer *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Included herewith

b.	Reports on Form 8-K

Date	Item	Event
September 14, 2006 (8-K)	2.02, 9.01	Announcement of financial results for the three and six months ended July 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 19, 2006	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

December 19, 2006	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary