Form 10-Q/A
period 2006-10-31
CYGNE DESIGNS INC
filed 2007-01-25
CIK 906782

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

EXPLANATORY NOTE

Cygne Designs, Inc. (the “Company” or “Cygne”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended October 31, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2006 to correct a typographical error in Item 4 of Part I of the Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

As discussed in Note 13 to the Consolidated Financial Statements, management of the Company has restated the Company’s consolidated financial statements for the three and nine months ended October 31, 2006. The determination to restate these consolidated financial statements and other financial information was made in order to correct errors in the Company’s accounting for its factoring agreement and income tax expense and related deferred taxes payable.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the three and nine months ended October 31, 2006. Based upon that evaluation, and as a result of the material weaknesses discussed above, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of October 31, 2006.

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

January 25, 2007	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

January 25, 2007	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary