Form 10-K
period 2007-01-31
CYGNE DESIGNS INC
filed 2007-05-01
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934 for the fiscal year ended January 31, 2007.

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

Based on the closing sale price as reported by The Nasdaq Capital Market on July 31, 2006 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $21,084,283*.

*	For purposes of this calculation, the number of shares held by non-affiliates was determined by aggregating the number of shares held by officers and directors of the registrant, and by others who, to the registrant’s knowledge, own more than 10% of the registrant’s Common Stock, and subtracting those shares from the total number of shares outstanding.

As of April 16, 2007, 26,462,109 shares of Common Stock, $0.01 par value, of the registrant were outstanding.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement for its 2007 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

PART I

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

Our Company

We are a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, casual and career apparel with sales to retailers located in the United States. Our major customers over the last three years include New York & Company, which we also refer to as NY&C, JC Penney, or JCP, Kohl’s, Target Stores, or Target, and American Eagle Outfitters, or AEO. As a private label manufacturer, we produce apparel upon orders from our customers for sale under the customers’ own labels, rather than producing our own inventory of apparel for sale under a Cygne label. We acquired the assets used in the branded and private label denim apparel business on July 31, 2005 from Diversified Apparel Resources LLC (“Diversified Apparel”), and the assets related to the private label apparel division of Innovo Group Inc., or Innovo, on May 12, 2006. Our branded denim products are sold under the names “Hippie,” Hint Jeans,” and “Voyou”.

“Hippie” and “Hippie Jeans” are distributed to the missy market to sell at retail price points between $29.99 and $34.99. “Hint Jeans” and “Voyou” are distributed to the junior’s market to sell at retail price points between $29.99 and $34.99.

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

We manufacture our non-denim products at our facilities in Guatemala or through third party manufacturers located in Guatemala or in the Far East. Our branded and private label denim products are manufactured for us by AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Diversified Apparel, or through other third party manufacturers in the Far East.

We historically have been dependent on one or more key customers. In 2004, sales to NY&C accounted for approximately 82% of our net sales. We did not have any other major customers in 2004. In 2005, sales to NY&C, JCP and Kohl’s accounted for 32%, 21% and 18%, respectively, of our net sales. We did not have any other major customers in 2005. In 2006, sales to NY&C, JCP, Kohl’s, Target and AEO accounted for 4%, 16%, 14%, 15% and 27%, respectively, of our net sales. We did not have any other major customers in 2006.

On a pro forma basis, after giving effect to the acquisitions of the assets used in the branded and private label denim apparel business, which we refer to as the Acquired Business, of Commerce Clothing (which was later renamed Diversified Apparel Resources, LLC) and certain assets of the private label apparel business of Innovo Group, Inc., which we refer to as the Innovo Acquisition, as if both acquisitions had been consummated on February 1, 2005, our pro forma 2005 sales to NY&C, JCP, Kohl’s, Target and AEO would have accounted for approximately 11%, 14%, 12%, 7% and 31%, respectively, of our net sales. Our pro forma 2006 sales to NY&C, JCP, Kohl’s, Target and AEO would have accounted for approximately 4%, 13%, 12%, 19% and 31%, respectively, of our net sales. Historically, our highest shipments are in our second quarter and third quarter, with lower sales in the fourth and first quarter. (See “—Significant Financial and Business Developments”).

Although we have long-established relationships with our major customers, we do not have long-term contracts with these customers. Our future success will be dependent upon our ability to attract new customers and to maintain our relationships with our present customers. We continue to strive to maintain our positive working relationships with our customers by providing on-time deliveries of quality products at competitive prices.

We cannot assure you that our major customers will continue to purchase merchandise from us at the same rate as they have historically purchased from us, or at all in the future, or that we will be able to attract new customers. In addition, our major customers have the ability to exert significant control over our business decisions, including prices. Since the United States discontinued textile import quotas affecting products sourced by us on January 1, 2005, the amount of business we do for NY&C has decreased significantly, as NY&C has opted to place orders in China and other countries in the Far East.

We are a Delaware corporation that was formed in 1984. Our principal executive offices are located at 11 West 42nd Street, New York, New York 10036, and our telephone number at that address is (212) 997-7767.

Significant Financial and Business Developments

Acquisitions

Acquisition of the Private Label Division from Innovo Group, Inc. (“Innovo Acquisition”)

On May 12, 2006, we, Innovo Group Inc, (“Innovo”), and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo, closed the transaction contemplated by an Asset Purchase Agreement entered into on March 31, 2006. Azteca Productions International, Inc. (“Azteca Productions”) was a party to certain ancillary agreements related to the Asset Purchase Agreement because it was an interested party in the transaction. Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the Asset Purchase Agreement, Innovo sold us certain assets related to its private label apparel division. The purchase price was $10.3 million. Innovo purchased these assets from Azteca Productions in July 2003 pursuant to an asset purchase agreement referred to as the Blue Concept Asset Purchase Agreement.

Our primary purpose for the purchase was to diversify our business. We accounted for this transaction as a purchase.

The assets acquired by us included the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, we assumed certain liabilities associated with the private label division, including the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with the private label division outstanding purchase orders and inventory scheduled in the Asset Purchase Agreement, and the obligations to continue to pay the earn-out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities was $2,500,000, which excluded the remaining unpaid principal amount of the original promissory note of $7.9 million, which was paid through the issuance of shares of our common stock, as described below, and any amounts which might be owed under the earn-out. No amounts were due under the earn-out agreement.

In connection with the Asset Purchase Agreement, the Company entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo Acquisition, on May 12, 2006 the Company issued 1,000,000 shares of its common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares, in lieu of assuming the remaining $7.9 million outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by us. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to the Company in the event that the Company’s common stock is traded on Nasdaq (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one month period ended April 23, 2007. The Company's shares did not reach the average target price and the shares were released from escrow to Paul Guez and Hubert Guez in April 2007.

As of May 12, 2006, pursuant to information set forth in a Form 4 filed with the SEC, Hubert Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 49.03% of the shares of our common stock. In addition, Mr. Guez (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Sportswear, LLC and (iii) has an approximately 32% membership interest in Diversified Apparel Resources, LLC. AZT International, S.A. de C.V is a 100% subsidiary of Azteca Production International, Inc.

We have been advised by Hubert Guez that as of May 12, 2006, Azteca Production International, Inc. could be deemed the beneficial owner of approximately 12.7% of Innovo Group Inc. common stock, and that as of such date Hubert Guez could be deemed to have the sole power to direct the voting and disposition of approximately 5.9% of Innovo Group Inc. common stock.

Acquisition of the denim apparel business from Diversified Apparel Resources LLC. (“Acquired Business”)

On July 31, 2005, we acquired the assets used in the branded and private label denim apparel business, which we refer to as the Acquired Business, of Commerce Clothing (which was later renamed Diversified Apparel Resources, LLC), a privately-held company principally owned by Hubert Guez, Diversified Apparel’s managing member and Chief Executive Officer, pursuant to an asset purchase agreement. The assets we acquired from Diversified Apparel included, among other things, Diversified Apparel’s:

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

•

issued to Diversified Apparel a secured subordinated promissory note, which we refer to as the Note, in the principal amount of $47.5 million, subsequently reduced to $40.0 million through the issuance of 1,428,571 shares of common stock as repayment of $7.5 million of principal;

•	paid $2 million in cash to Diversified Apparel on the closing date; and

•

agreed to pay to Diversified Apparel deferred purchase price payments totaling $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005 and ending February 2006,

We also entered into several related agreements, including a registration rights agreement, a supply agreement, a distribution agreement and a restrictive covenant agreement. The supply and distribution arrangements govern purchases of Diversified Apparel products by us, as well as related advances for inventory purchases. The restrictive covenant agreement sets forth agreed-upon non-competition covenants between Hubert Guez and us. The Registration Rights Agreement required us to use reasonable commercial efforts to register securities issued as a part of the acquisition price for the Acquired Business within a specified time frame. Notes 1 and 11 to the Consolidated Financial Statements provide detailed explanations of each of these agreements.

In addition, we entered into a factoring agreement with Milberg Factors, Inc. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 4 to Notes to the Consolidated Financial Statements.

Note Conversion

On October 31, 2006, we made a principal payment of $1.5 million due on the Note. Effective November 1, 2006, Diversified Apparel transferred the note to Serge Kraif, a third party. Effective January 31, 2007, we entered into an agreement with Mr. Kraif pursuant to which, if our stockholders approve:

•	We would issue 8,800,000 shares of our common stock to Mr. Kraif in payment of $22.0 million of the Note;

•

We would issue a convertible note in the principal amount of $15.0 million that is convertible into shares of our common stock at a conversion price of $3.50 per share in payment of $15.0 million of the Note, and

•	We would issue to Mr. Kraif a warrant to purchase up to 4,400,000 shares of our common stock at a price of $3.00 per share.

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was forgiven. We have recorded the forgiveness as a reduction of interest expense in the year ended January 31, 2007.

Effective April 30, 2007, Mr. Kraif agreed that the $1.5 million principal payment on the Note due on April 30, 2007 could be delayed pending stockholder consideration of the Note conversion proposal discussed above. If our stockholders approve the Note conversion, this $1.5 million principal payment will be satisfied through the issuance of the common stock, convertible note and warrant discussed above. Holders of more than 50% of our outstanding common stock have agreed to vote in favor of the Note conversion, so its approval is assured. Mr. Kraif forgave the interest payment on the Note. We will record the forgiveness of interest of $453,000 as a reduction of interest expense for the three months ended April 30, 2007.

Textile Import Legislation

Effective January 1, 2005, the United States (“U.S.”) discontinued textile import quotas affecting the products sourced by us. As a result, beginning in 2005 the U.S. total imports from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The U.S. has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. Notwithstanding the safeguard program, our results of operations for products manufactured in Guatemala have been adversely affected for years 2005 and 2006. We anticipate that our results of operations for products manufactured in Guatemala will continue to be adversely affected in year 2007. The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan facility. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded an impairment charge against its building, building improvements, equipment, furniture and fixtures at its Guatemalan facility.

The Central American countries, which include Guatemala, and the U.S., have negotiated a Central America Free Trade Agreement, or CAFTA. CAFTA, which was signed by the US on August 2, 2005, will allow the US duty free imports from Guatemala if the fabric is manufactured using yarn from the US or a country party to CAFTA. Guatemala ratified CAFTA as of July 1, 2006. We anticipate that, over time, CAFTA may make Guatemala more competitive with imports from the Far East in the categories manufactured by us in Guatemala, although we cannot assure you this will happen. To date, we have not experienced an increase in demand for our products manufactured in Guatemala.

Products

We participate in one segment of the apparel market: women’s denim, casual and career apparel. During 2005 and 2006, our products included denim pants, skirts and jackets; non-denim woven jackets, skirts and pants and cut and sewn knit tops and bottoms.

Sourcing, Manufacturing and Sales

We source and manufacture garments for our private label customers who have designed and developed their own garments. We design, merchandise, source, manufacture and distribute garments to be sold under our brand names by our sales force.

During years 2005 and 2006, all of our products were manufactured outside the United States, at either a related party manufacturer located in Mexico, non-affiliated manufacturers located in Guatemala and in the Far East or at our manufacturing facilities located in Guatemala. In the years 2005 and 2006 we produced goods that accounted for 25% and 6%, respectively, of our net sales in our manufacturing facility in Guatemala and 9% and 1%, respectively, of our net sales in non-affiliated Guatemalan facilities. In the years 2005 and 2006, we produced, through a Mexican facility owned by a related party, goods that accounted for 46% and 71%, respectively, of our net sales. In years 2005 and 2006, we produced goods that accounted for 20% and 22%, respectively, of our net sales from non-affiliated manufacturers located in the Far East. On a pro forma basis for years 2005 and 2006 assuming the Acquired Business and the Innovo Acquisition had been consummated on February 1, 2005, we produced goods that accounted for 9% and 5%, respectively, of our net sales in our manufacturing facilities in Guatemala, and 3% and 1%, respectively, of our net sales in non-affiliated Guatemalan facilities. On a pro forma basis for years 2005 and 2006, we produced goods that accounted for 80% and 76%, respectively, of our net sales from the related party Mexican facilities, and 8% and 19%, respectively, from non-affiliated manufacturers located in the Far East.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries) and other factors which could have an adverse effect on our business. In addition, we may be subject to risks associated with the availability of and time required for the transportation of products from foreign countries. The occurrence of certain of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet delivery requirements would have a severe adverse impact on our results of operations and could have an adverse effect on our relationships with our customers. Furthermore, the occurrence of certain of these factors in Guatemala, where we own a manufacturing facility, could result in the loss of our remaining investment located in this country. At January 31, 2006, based on an appraisal by an independent third party, we recorded a 100% impairment charge against our equipment, furniture and fixtures at our Guatemalan facility and established a salvage value, not subject to depreciation, for the building and building improvements in our Guatemala facility. We cannot assure you that we will be able to realize the salvage value recorded at $375,000 or that we may not incur additional losses due to severance and other obligations.

We currently operate a manufacturing facility in Guatemala. Operating a manufacturing facility rather than contracting with independent manufacturers requires us to maintain a higher level of working capital. In addition, reduced sales have an even greater adverse impact on our results because of the fixed costs needed to own and operate our own factory. Because our manufacturing operations are located outside the U.S., we are subject to many of the same risks as relying on foreign contract manufacturers. See "Item 2. Properties."

Raw Materials

In 2006, we supplied the raw materials to our Guatemalan manufacturing facility and to non-affiliated Guatemalan factories. For all other production, the raw materials are purchased directly by the manufacturer in accordance with our specifications. In both cases, raw materials, which are in most instances made, finished and colored specifically to our order, consist principally of fabric and trim that are readily available from numerous domestic and foreign sources.

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

We believe that our business will depend upon our ability to provide apparel products, which are of good quality and meet our customers’ pricing and delivery requirements, as well as our ability to maintain relationships with our major customers. There can be no assurance that we will be successful in this regard.

Imports and Import Restrictions

During 2006, we sourced our products from Guatemala, Mexico and from the Far East. Merchandise that we imported into the United States is subject to the assessment of duty at rates currently ranging from zero to 32% ad valorem. Such merchandise may also be subject to additional duties, export fees, quotas or other restrictions and are affected by the costs of transportation.

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

In August 2005, the United States entered into the Central American Free Trade Agreement (“CAFTA”) with five Central American countries. CAFTA became effective in Guatemala in July 2006, thus qualifying importations of textile and apparel goods from Guatemala free of duty and quota.

In the ordinary course of business, the Company may, from time to time, be subject to claims by the U.S. Bureau of Customs and Border Protection (“Customs”) for additional duties or charges and likewise, may be entitled to refunds from Customs due to the overpayment of duties.

Backlog

At January 31, 2007 we had unfilled confirmed customer orders of $27,866,000 compared to $23,029,000 at January 31, 2006. All of the increase in backlog is the result of our Innovo Acquisition. In general, the amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customers’ demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Acquired Business has a dilution range of 10% to 11% on bookings for allowance for chargebacks and trade discounts. The Innovo Acquisition has a dilution range of 1.5% to 2.0% on bookings for allowance for chargebacks and trade discounts.

Employees

At April 15, 2007 we had approximately 700 full-time employees. Approximately 635 employees were located at our facility in Guatemala, 59 employees were located at our facilities in Commerce and Los Angeles, CA, and 7 employees were located at our facilities in New York. We consider our relations with our employees to be satisfactory.

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

We historically have been dependent on one or more key customers. A significant portion of our sales over the last three years has been to NY&C. Sales to NY&C accounted for approximately 4%, 32% and 82%, respectively, of our net sales for the years 2006, 2005 and 2004. For the year 2005 our sales to JC Penney and Kohl’s, our other major customers for that year, accounted for approximately 21%, and 18%, respectively. For the year 2006, our sales to JC Penney, Kohl’s, Target and AEO 16%, 14%, 15% and 27%, respectively, of our net sales Historically, our highest shipments are in our second quarter and third quarter, with lower sales in the fourth and first quarter.

Although we have long-established relationships with our major customers, we do not have long-term contracts with these customers. Our future success will be dependent upon our ability to attract new customers and to maintain our relationships with our present customers. We continue to strive to maintain our positive working relationships with our customers by providing on-time deliveries of quality products at competitive prices.

We cannot assure you that our major customers will continue to purchase merchandise from us at the same rate as they have historically purchased from us, or at all in the future, or that we will be able to attract new customers. In addition, our major customers have the ability to exert significant control over our business decisions, including prices. Since the United States discontinued textile import quotas affecting products sourced by us on January 1, 2005, the amount of business we do for NY&C has decreased significantly, as NY&C has opted to place orders in China and other countries in the Far East.

We are subject to the risks of doing business abroad.

During years 2005 and 2006, all of our products were manufactured outside the United States, at either a related party manufacturer located in Mexico, non-affiliated manufacturers located in Guatemala and in the Far East or at our manufacturing facilities located in Guatemala. In the years 2005 and 2006 we produced products that accounted for 25% and 5%, respectively, of our net sales in our manufacturing facility in Guatemala and 9% and 1%, respectively, of our net sales in non-affiliated Guatemalan facilities. In the years 2005 and 2006, we produced, through a Mexican facility owned by a related party, products that accounted for 46% and 75%, respectively, of our net sales. In the years 2005 and 2006, we produced products that accounted for 20% and 19%, respectively, of our net sales from non-affiliated manufacturers located in the Far East. On a pro forma basis for years 2005 and 2006 assuming the Acquired Business and the Innovo Acquisition had been consummated on February 1, 2005, we produced products that accounted for 9% and 4%, respectively, of our net sales in our manufacturing facilities in Guatemala, and 3% and 1%, respectively, of our net sales in non-affiliated Guatemalan facilities. On a pro forma basis for years 2005 and 2006, we produced products that accounted for 80% and 78%, respectively, of our net sales from the related party Mexican facilities, and 8% and 17%, respectively, from non-affiliated manufacturers located in the Far East.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries) and other factors which could have an adverse effect on our business. In addition, we may be subject to risks associated with the availability of and time required for the transportation of products from foreign countries. The occurrence of certain of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet delivery requirements would have a severe adverse impact on our results of operations and could have an adverse effect on our relationships with our customers. Furthermore, the occurrence of certain of these factors in Guatemala, where we own a manufacturing facility, could result the loss of our remaining investment located in this country. At January 31, 2006, based on an appraisal by an independent third party, we recorded a 100% impairment charge against our equipment, furniture and fixtures at our Guatemalan facility and established a salvage value, not subject to depreciation, for the building and building improvements in our Guatemala facility. We cannot assure you that we will be able to realize the salvage value recorded of $375,000 or that we may not incur additional losses due to severance and other obligations.

If we experience product quality or late delivery problems with contract manufacturers our business will be negatively affected.

Historically, a significant portion of our products has been manufactured by non-affiliated contract manufacturers. In connection with the acquisition of the assets of Diversified Apparel, we entered into a Supply Agreement with AZT International S. de R.L. de C.V., or AZT, an affiliate of Diversified Apparel, and currently are reliant on AZT to supply most of our denim apparel products. We have from time to time experienced difficulties in obtaining timely delivery of products of acceptable quality. Such difficulties have resulted and may result in cancellation of orders, customer refusals to accept deliveries or reductions in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. We believe that these difficulties have resulted and may continue to result from not having sufficient access to and control over the manufacturing processes of non-affiliated contract manufacturers. There can be no assurance that we will not experience difficulties with third parties responsible for the manufacture of our products, including AZT. In addition, our supply agreement with AZT terminates in July, 2007, and if it is not renewed, we may have difficulty sourcing the products manufactured by AZT at a similar cost or at all. Our failure to renew the AZT agreement or to find a replacement manufacturer on similar terms could have a material adverse effect on our business, results of operations and financial condition.

Additionally, we have been advised by Hubert Guez that a jury has found against him, Azteca, Sweet Sportswear and Apparel Distribution Services which, if such finding stands may adversely affect the financial ability of AZT to continue to provide manufacturing and distribution services to us.

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

Effective January 1, 2005, the United States (“U.S.”) has discontinued textile import quotas affecting the products sourced by us. As a result, beginning in 2005 the U.S. total imports from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The U.S. has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. Notwithstanding the safeguard program, our results of operations for products manufactured in Guatemala have been adversely affected for the years 2005 and 2006. We anticipate that our results of operations for products manufactured in Guatemala will continue to be adversely affected in 2007. Since the U.S. discontinued textile import quotas affecting products sourced by us on January 1, 2005, the amount of business we do for NY&C has decreased significantly, as NY&C has opted to place orders in China and other countries in the Far East. The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan facility.

The Central American countries, which include Guatemala, and the U.S., have negotiated a Central America Free Trade Agreement, or CAFTA. CAFTA, which was signed by the US on August 2, 2005, will allow the US duty free imports from Guatemala if the fabric is manufactured using yarn from the US or a country party to CAFTA. Guatemala ratified CAFTA as of July 1, 2006. We anticipate that, over time, CAFTA may make Guatemala more competitive with imports from the Far East in the categories manufactured by us in Guatemala, although we cannot assure you this will happen. To date we have not experienced an increase in demand for our products manufactured in Guatemala.

We have expanded our business through acquisitions that could result in diversion of resources and extra expenses. This could disrupt our business and adversely affect our financial condition.

Historically, we have pursued acquisitions to expand our business. On May 12, 2006, we acquired certain assets related to the private label apparel division of Innovo and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo. On July 31, 2005, we acquired Diversified Apparel’s branded and private label denim apparel business. As a result of these acquisitions, we have substantial indebtedness which could decrease our flexibility to react to changing economic conditions. Two stockholders now control a majority of our outstanding common stock and thus control many decisions, including the election of directors and the sale of our Company. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of any acquisition.

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

Our future success depends on Bernard Manuel, Chairman of the Board and Chief Executive Officer and other key personnel. The loss of the services of Mr. Manuel and any negative market or industry perception arising from the loss of his services could have a material adverse effect on us and the price of our shares. Our other executive officer, Roy Green, our Senior Vice President—Chief Financial Officer and Secretary, has substantial experience and expertise in our business and has made significant contributions to our success. His employment agreement was terminated in connection with the acquisition of the Acquired Business and he is now an “employee-at-will.” There can be no assurance that Mr. Green will remain an employee of Cygne. The unexpected loss of services of either of these individuals could adversely affect us. Our continued success is also dependent upon our ability to attract and retain qualified employees to support any future growth that we may experience.

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

Our customers are retailers located in the United States. Financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition. More specifically, we are dependent primarily on lines of credit that we establish from time to time with customers, and should a substantial number of customers become unable to pay their respective debts as they become due, we may be unable to collect some or all of the monies owed by those customers.

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

In connection with our acquisition of the Acquired Business, we entered into a Supply Agreement and a Distribution Agreement for a two-year period ending July 31, 2007 with Diversified Apparel and its affiliated entities which we collectively refer to as Diversified Apparel.

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

The loss of our Supply and Distribution Agreements with Diversified Apparel could adversely affect our current supply responsibilities. We cannot assure you that we will be able to renew these agreements on acceptable terms, or at all. If these agreements are not renewed, we may have difficulty sourcing the products manufactured by AZT and distributing our products at a similar cost or at all. Our failure to renew either of the AZT agreements or to find a replacement manufacturer or distributor on similar terms could have a material adverse effect on our business, results of operations and financial condition.

Additionally, we have been advised by Hubert Guez that a jury has found against him, Azteca, Sweet Sportswear and Apparel Distribution Services which, if such finding stands may adversely affect the financial ability of AZT to continue to provide manufacturing and distribution services to us.

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

We have a significant amount of debt. At January 31, 2007, we had indebtedness of $38.5 million and during the years 2005 and 2006 we have received advances from our factor of approximately 90% of our factored receivables or $49.6 and $86.9 million, respectively. Our level of indebtedness could have important consequences to us, including the following:

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

•

we may issue a substantial portion of our authorized common shares for the purpose of making principal and interest payments on our indebtedness, reducing the shares that would otherwise be available for financing our future business opportunities and potentially diluting our common stock;

•	our debt level may make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally; and

•	our debt level may limit our flexibility in responding to changing business and economic conditions.

We currently plan to seek stockholder approval of the issuance of up to 17,485,715 shares of our common stock in satisfaction of the $37.0 million principal amount of our outstanding $38.5 million subordinated promissory note. We would issue 8,800,000 shares of our common stock in payment of $22.0 million of the Note; issue a convertible note in the principal amount of $15.0 million that is convertible into shares of our common stock at a conversion price of $3.50 per share in payment of $15.0 million of the Note; and issue a warrant to purchase up to 4,400,000 shares of our common stock at a price of $3.00 per share. The holder of the Note has agreed that we are only obligated to pay the remaining $1.5 million as and when we have available funds.

In addition, any indebtedness we incur will be subject and subordinated to our obligations to Milberg Factors and our $38.5 million subordinated promissory note issued in the acquisition of the Acquired Business, or the Note. Accordingly, our ability to obtain additional debt financing is highly uncertain.

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

We are currently dependent on our Factoring Agreement, which is a critical component of working capital.

We have a Factoring Agreement (“Agreement”) with Milberg Factors, Inc. (“Milberg”) which expires on July 31, 2007. The Agreement is automatically renewed for successive periods of one year unless terminated by the Company by giving 60 days written notice. In addition, Milberg may terminate the Agreement at any time by giving the Company 60 days written notice. The Agreement requires Milberg to purchase our trade accounts receivable which are acceptable to Milberg without recourse. Milberg, at its discretion, can advance us up to 90% of our net outstanding trade receivables. These advances are repayable on demand. The Milberg advances are a critical component of our working capital. We cannot assure you that we will be able to renew the Agreement on acceptable terms, or at all. If the Agreement is not renewed, we may have difficulty in satisfying our working capital needs, which would have a material adverse effect on our business, results of operations and financial condition.

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

If our stockholders approve the issuance of shares of our common stock, a convertible note and a warrant in payment of $37.0 million principal amount of our outstanding $38.5 million subordinated promissory note, we will record a loss on extinguishment of debt, which will adversely affect our results of operations for 2007.

In connection with our acquisition of the Acquired Business from Diversified Apparel, we issued a secured subordinated promissory note in the principal amount of $47.5 million, of which $38.5 million is currently outstanding. We obtained a third-party valuation to determine the fair value of the note for the purposes of determining the purchase price of the Acquired Business. As a result, we recorded a debt discount of $14,200,000 to reduce the carrying value of the note to fair value. The discount is being amortized to interest expense over the term of the loan. On January 3, 2006, we and Diversified Apparel entered into a note conversion agreement providing for the conversion of $7,500,000 of the principal amount of the promissory note to Diversified Apparel into 1,428,571 shares of our common stock at the rate of $5.25 per share. In connection with the conversion of $7,500,000 principal amount of the note, a loss on extinguishment (recorded as a component of interest expense) of approximately $2.1 million was recorded representing the pro-rata unamortized discount. Effective January 31, 2007, we and Mr. Kraif, the current holder of the note, agreed, subject to stockholder approval, to exchange $22.0 million principal amount of the note for 8,800,000 shares of common stock, to exchange $15.0 million of the note for a $15.0 million convertible promissory note, with a conversion price per share of $3.50, subject to adjustment under certain circumstances, and to issue to Mr. Kraif a warrant to purchase up to 4,400,000 shares of common stock at an exercise price per share of $3.00, subject to adjustment under certain circumstances. The remaining $1.5 million principal amount of the note will be converted into a liability of Cygne payable as and to the extent we have available funds. If Cygne's stockholders approve this transaction, Cygne will record a loss on extinguishment of debt, since the fair value of the stock, convertible note and warrants to be issued in the transaction exceeds the carrying value of the Note, due primarily to the unamortized discount at the time of exchange. This expense will adversely affect our results of operations for 2007.

Our business could suffer if our third party manufacturers violate labor laws or fail to conform to generally accepted ethical standards.

We generally require our third party manufacturers to meet our standards for working conditions and other matters before we are willing to place business with them. As a result, we may not always obtain the lowest cost production. Moreover, we do not control our third party manufacturers or their respective labor practices. If one of our third party manufacturers violates generally accepted labor standards by, for example, using forced or indentured labor or child labor, failing to pay compensation in accordance with local law, failing to operate its factories in compliance with local safety regulations, or diverging from other labor practices generally accepted as ethical, we likely would cease dealing with that manufacturer, and we could suffer an interruption in our product supply. In addition, such a manufacturer’s actions could result in negative publicity and may damage our reputation and the value of our brand and discourage retail customers and consumers from buying our products.

Risk Factors Related to Ownership of Our Common Stock

A small number of shareholders are in a position to substantially control matters requiring a stockholder vote.

As reflected in the Schedule 13D/A filed May 17, 2006, of the 26,462,109 shares of Common Stock outstanding as of that date, (i) Hubert Guez directly owns 4,426,420 shares, (ii) 4,428,571 shares are held by Diversified Apparel Resources, LLC, of which Hubert Guez is a 32.2% owner and the manager and, as such, may be deemed to beneficially own the shares owned by Diversified Apparel, (iii) 1,570,915 shares are held by the Guez Living Trust dated December 6, 1996 (“Guez Living Trust”), of which Hubert Guez is co-trustee and co-beneficiary and, as such, Mr. Guez may be deemed to be the beneficial owner of the shares owned by the trust, (iv) 1,379,225 shares are owned by 215 GZ Partners, which is 100% owned by Guez Living Trust, and accordingly Mr. Guez may be deemed to beneficially own the shares held by 215 GZ Partners, (v) 584,220 shares are owned by Griffin James Aron Irrevocable Trust dated January 1, 1996 (“Griffin Guez Trust”) of which Hubert Guez’s son is the sole beneficiary and Mr. Guez’s mother, Marguerite Ester Guez, is the trustee, and as such, Mr. Guez may be deemed to beneficially own the shares owned by Griffin Guez Trust, and (vi) 584,220 shares are owned by Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996 (“Stephan Guez Trust”) of which Mr. Guez’s son Stephen Guez is the trustee and sole beneficiary, and as such Mr. Guez may be deemed to beneficially own the shares owned by Stephan Guez Trust. Hubert Guez disclaims beneficial ownership of the securities held by Diversified Apparel and Guez Living Trust except to the extent of his pecuniary interest therein. Mr. Guez disclaims beneficial ownership of the securities held by Griffin Guez Trust and Stephan Guez Trust. In the aggregate, Hubert Guez controls approximately 12,973,571 shares of our common stock, which constitutes approximately 49% of our outstanding common stock. Accordingly, Hubert Guez and Diversified Apparel effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. All of these shares are being registered for resale.

In addition, Mr. Manuel owns 4,946,975 shares of our common stock, which constitutes approximately 20% of our outstanding common stock. Our certificate of incorporation, as amended, prohibits any stockholder from acquiring more than 5% of our outstanding common stock without the prior approval of our Board of Directors.

Further, if our stockholders approve the issuance of shares of our common stock, a convertible note and a warrant to Mr. Kraif in partial payment of our indebtedness to him, Mr. Kraif will own 8,800,000 shares of our common stock, or approximately 25% our outstanding shares, and will have the right to purchase up to an additional 8,685,715 shares of our common stock, in which event he will own approximately 40% of our outstanding common stock. If Mr. Kraif owns approximately 25% of our common stock, Hubert Guez will control approximately 37% of our outstanding common stock, and if Mr. Kraif acquires all of our common stock that he is entitled to purchase, Hubert Guez will control approximately 30% of our outstanding common stock. See ”Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Our organizational documents and Delaware law have provisions that could delay or prevent a change in control of our company, which could negatively affect your investment.

In addition to Diversified Apparel and Hubert Guez together beneficially owning approximately 49% of our common stock as of May 12, 2006, and the possibility that Mr. Kraif could own up to approximately 40% of our common stock, our certificate of incorporation and bylaws and Delaware law contain provisions that could delay or prevent a change in control of our company that stockholders may consider favorable. Some of these provisions:

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

Between February 1, 2004 and January 31, 2007, the market price of our common stock has ranged from a low of $0.25 to a high of $6.74 per share. On April 16, 2007, the sale price of our common stock on the Nasdaq National Market was $2.05. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

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

In addition, we are registering for resale by certain of our principal stockholders 13,928,571 shares of our common stock, which represents approximately 53% of our outstanding shares of common stock as of May 1, 2007. The average daily and weekly trading volume of our common stock on the Nasdaq Capital Market is significantly lower than the number of shares that will be registered for resale. Sales of a substantial number of shares of our common stock by these stockholders could negatively impact the price of our common stock.

Further, we have agreed, subject to stockholder approval, to issue up to an aggregate of 17,485,715 shares of our common stock in connection with the partial payment of our outstanding $38.5 million promissory note. We have agreed to register those shares under the Securities Act for resale. Sales of these shares of common stock could also negatively impact the price of our common stock.

ITEM 1(B).	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our executive and general offices are located at 11 West 42nd Street, New York, New York. We rent 7,435 square feet pursuant to a lease that expires on October 31, 2008.

We lease 4,500 square feet of showroom space at 215 West 40th Street, New York, New York under an operating lease that expires on October 31, 2008. Through February 28, 2007 we also leased an additional 2,500 square feet of showroom space at the same location.

We own a manufacturing facility in Guatemala with approximately 100,000 square feet that we believe is well maintained and in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Up to March 22, 2006, our Common Stock was quoted on the OTC Bulletin Board under the symbol “CYDS.OB”. Since March 22, 2006, our Common Stock has been quoted on The Nasdaq Capital Market under the symbol “CYDS”. The following table sets forth for the periods indicated the high and low reported sale prices per share for our Common Stock as reported by the OTC Bulletin Board and the Nasdaq Capital Market.

	High	Low
Fiscal Year Ending January 31, 2006
First Quarter	$5.84	$0.29
Second Quarter	4.95	2.52
Third Quarter	4.83	1.84
Fourth Quarter	6.74	4.13

Fiscal Year Ending January 31, 2007
First Quarter (through March 21,2006)	$5.05	$4.18
First Quarter (commencing March 22,2006)	5.00	3.50
Second Quarter	4.30	2.04
Third Quarter	5.00	1.85
Fourth Quarter	3.34	2.08

The number of stockholders of record of common stock on April 16, 2007 was approximately 87. We believe that there are a significant number of beneficial owners of our common stock whose shares are held in “street name”. The closing sale price of our Common Stock on April 16, 2007 was $2.05 per share.

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

On January 3, 2006, we issued 1,428,600 shares of our Common Stock to a related party in payment of $7,500,000 principal amount of our Note payable. The shares were valued at $5.25 a share. These securities were issued in a private placement to an accredited investor.

On January 20, 2006, we filed an amended and restated certificate of incorporation to increase our aggregate authorized shares to 101,000,000 shares, including 100,000,000 authorized shares of Common Stock, $0.01 par value per share, and 1,000,000 authorized shares of Preferred Stock, par value of $0.01 per share.

On January 20, 2006, we issued 60,000 shares of restricted Common Stock to our non-employee directors, subject to vesting over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The shares were valued at $4.85 a share. The shares will also vest in full upon a Change in Control, as defined in the Plan, or upon the termination of the director’s service due to death or disability. In connection therewith, we recorded unearned compensatory stock for the $291,000 fair value of the shares, which is being amortized over the vesting period. During the year ended January 31, 2006 and January 31, 2007, approximately $36,000 and $149,000, respectively, were amortized.

During April 2006, one of our directors exercised options to purchase 7,650 shares of Common Stock. As the average exercise price $0.15 a share was equal to the market price per share on the date granted, no charge was recorded in connection with this issuance and subsequent exercise.

On May 12, 2006, we issued 2,000,000 shares of our Common Stock as part of the purchase price for the acquisition of the private label division of Innovo Group Inc. The shares were valued at $3.84 a share.

At January 31, 2007, Mr. Manuel, the Chairman of the Company, owns approximately 18.7% of the outstanding Common Stock.

At January 31, 2007, Hubert Guez controls approximately 49% of the outstanding Common Stock and therefore has a significant influence over, and may in fact control, the outcome of all matters submitted to a vote of stockholders.

We are registering for resale by certain of our stockholders an aggregate of 13,928,571 shares of our common stock. 10,500,000 shares were acquired directly from us by Diversified Apparel in connection with our acquisition of the assets used in the branded and private label denim apparel business from Diversified Apparel. An additional 1,428,571 shares were issued to Diversified Apparel in payment for $7.5 million principal amount of the secured subordinated promissory note issued to Diversified Apparel in connection with the acquisition of the assets used in the branded and private label denim apparel business from Diversified Apparel. 1,000,000 shares were also issued to each of Paul Guez and Hubert Guez, respectively, in connection with our acquisition of certain assets of Innovo. Further, we have agreed, subject to stockholder approval, to issue up to an aggregate of 17,485,715 shares of our common stock in connection with the partial payment of our outstanding $38.5 million promissory note.

Performance Graph

The graph compares our performance from February 1, 2002, the first day of our 2002 fiscal year, to January 31, 2007, the last business day of our fiscal year, against the return of the S&P Apparel, Accessories & Luxury Goods Index and the Russell 2000 Stock Index The graph assumes (a) $100 was invested on February 1, 2002 in each of our common stock, the stocks comprising the S&P Apparel, Accessories & Luxury Goods Index and the stocks comprising the Russell 2000 Stock Index, and (b) the reinvestment of dividends.

	2/1/02	2/1/03	2/1/04	2/1/05	2/1/06	2/1/07
Cygne Designs, Inc	100.0	138.9	422.2	366.7	5277.8	2388.9
S&P Apparel, Accessory Group	100.0	96.5	112.9	143.2	157.8	201.5
Russell 2000 Index	100.0	77.0	120.2	129.7	152.4	166.5

Equity Plan Compensation Agreement

The following table sets forth information as of January 31, 2007 with respect to shares of the Company’s common stock that could have been issued under the Company’s equity compensation plans consisting of the 1993 Employee Stock Option Plan and the Company’s 1993 Non-Employee Director Plan, both of which expired on April 15, 2003, and the Company's 2006 Incentive Plan, which was approved by stockholders on January 20, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	500	$0.13	2,940,000
Equity compensation plans not approved by security holders	0	0	0

Total	500	$0.13	2,940,000

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables summarize certain selected financial information that should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, which have been audited by our registered independent public accounting firm, and the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K. The discontinued operation in 2002 and 2003, the acquisitions in 2005 and 2006, and the reversal of income tax accruals of $4,800,000 and $400,000 in 2002 and 2003, respectively, and the recording of the deferred tax liability provision in 2005 and 2006 of $785,000 and $1,686,000, respectively, materially affect the comparability of the financial data reflected below.

The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited financial statements and the accompanying notes thereto of us and our consolidated subsidiaries. The consolidated statements of income data set forth below for the 2002 and 2003 years and the consolidated balance sheet data as of the last day of our fiscal years 2003, 2004 and 2005 are derived from our audited financial statements. The consolidated statements of income data for each of the three years in the period ended January 31, 2007, and the consolidated balance sheet data as of January 31, 2006 and 2007 are derived from the audited consolidated financial statements and should be read in conjunction with those consolidated financial statements and the accompanying notes.

	Fiscal Year (1)
	2002	2003	2004	2005	2006
	(In thousands except per share amounts)
Income Statement Data
Net sales	$24,019	$27,082	$28,960	$58,453	$118,816
Cost of goods sold	20,694	22,932	25,133	46,339	93,342

Gross profit	3,325	4,150	3,827	12,114	25,474
Selling, general and administrative (2)	3,313	3,411	3,246	11,174	16,619
Depreciation and amortization (3)	68	37	66	997	2,070
Provision for restructuring	—	—	—	102	—

(Loss) income from continuing operations before interest, other expense and income taxes	(56)	702	515	(159)	6,785
Interest income	(24)	(16)	(14)	(22)	—
Interest expense, including amortization (4)	223	180	159	5,034	5,033
Other expense	—	—	26	175	—

Income (loss) from continuing operations before income taxes	(255)	538	344	(5,346)	1,752
(Benefit) provision for income taxes (5)	(4,750)	(374)	3	820	1,910

Income (loss) from continuing operations	4,495	912	341	(6,166)	(158)
(Loss) from discontinued operation, net (includes a gain (loss) on disposal of $400 and ($479) in 2002 and 2003, respectively) (6)	(2,410)	(528)	(28)	—	—

Net income (loss)	$2,085	$384	$313	($6,166)	($158)

Income (loss) per share-basic and diluted from continuing operations	$0.36	$0.07	$0.03	($0.34)	($0.01)
(Loss) per share-basic and diluted from discontinued operation	(0.19)	(0.04)	—	—	—

Net income (loss) per share-basic and diluted	$0.17	$0.03	$0.03	($0.34)	($0.01)

Weighted average shares outstanding:
Basic	12,438	12,438	12,438	17,861	25,913

Diluted	12,439	12,441	12,443	17,861	25,913

Balance Sheet Data (as of the end of fiscal year)

	Fiscal Year (1)
	2002	2003	2004	2005	2006
	(In thousands)
Cash	$2,610	$3,345	$3,575	$977	$1,709
Trade accounts receivable	—	—	837	70	1,621
Due from factor (7)	2,194	1,775	—	15,443	9,758
Inventories	1,939	2,206	2,707	4,489	1,937
Intangibles and goodwill (8)	—	—	—	69,051	77,414
Total assets	9,818	9,529	9,160	91,151	93,552
Secured subordinated promissory note (8)	—	—	—	29,149	29,917
Advances from factor (7)	—	—	—	15,887	9,542
Stockholders’ equity	7,115	7,502	7,715	41,704	49,418

(1)	Prior to October 31, 2005, references to a year are to our fiscal year commencing in that calendar year and ending on the Saturday closest to January 31 of the following year. All years presented consist of 52 weeks, except for 2005, which consists of approximately 52 weeks and two days. We have never declared or paid cash dividends on our common stock. Effective October 31, 2005, we changed from a thirteen-week quarterly reporting period to last day of month quarterly reporting period, with our fiscal year now ending on January 31 of each year. The change was made to conform to the quarterly accounting periods of other major apparel companies. The change did not have a material impact on our financial condition, results of operations, or cash flows.
(2)	The selling, general and administrative expense includes an impairment loss for the Guatemalan facilities of $282,000 (equipment) and $978,000 (facilities and equipment) in years 2002 and 2005, respectively.
(3)	For years 2002 through 2004, depreciation and amortization related to fixed assets and leaseholds only. In 2005 and 2006, depreciation and amortization related to fixed assets and leaseholds amounted to approximately $101,000 and $132,000, respectively, and amortization of intangible assets amounted to approximately $896,000 and $1,938,000, respectively.
(4)	In 2005, interest expense consisted of interest on advances from factor of $454,000, interest on the secured subordinated promissory note of $1,120,000, non-cash interest associated with the amortization of debt discount on the secured subordinated promissory note of $1,286,000 and non-cash interest associated with the amortization of debt discount on the deferred purchase price of $111,000 and a write-off of $2,063,000 in connection with the issuance of 1,428,571 shares of our common stock in payment of $7.5 million principal amount of the secured subordinated promissory note issued to Diversified Apparel.

In 2006, interest consisted of interest on advances from factor of $1,355,000, interest on the secured subordinated promissory note of $1,410,000 and non-cash interest associated with the amortization of debt discount on the secured subordinated promissory note of $2,268,000.

(5)	As the result of our settlement agreement with the U.S. Internal Revenue Service, we reversed in 2002 a tax accrual of $4,800,000 established in connection with a potential deficiency on May 4, 2002. At January 31, 2004, we reversed a part of a tax audit reserve by $400,000 based on our knowledge of the status of the issues of the audit of a subsidiary located in Guatemala. In 2005 and 2006, we recorded a deferred tax liability provision of $785,000 and $1,686,000, respectively.
(6)	Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, we sold our Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

The first payment of $400,000 was received at the closing and the final payment of $433,000 was due on April 30, 2003. As we did not receive the final payment of $433,000, we submitted our claim for this payment to arbitration. As the outcome of this arbitration was uncertain, our management, at January 31, 2004, deemed it appropriate to provide a reserve of $433,000 against this receivable. At January 31, 2006, the Company determined that the payment was unrecoverable and wrote off this receivable and the applicable reserve.

We agreed not to compete with CIG for knit business in Jordan for five years starting June 1, 2002 in consideration of $350,000 payable by February 5, 2006. In connection with the non-compete agreement, we recorded deferred income of $350,000 which we were amortizing to income over a five-year period. At January 31, 2004, as a result of the uncertainty of the arbitration with CIG, we discontinued the amortization of remaining deferred income of $309,000, and reserved the corresponding net receivable of $309,000 and wrote off the related deferred income.

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

(7)	For 2002 and 2003, amount due from factor was due from GMAC Commercial Credit LLC. For 2005 and 2006, amount due from factor was due from Milberg Factors, Inc. Advances from factor were advances from Milberg Factors, Inc.
(8)	We recorded the fair value of the secured subordinated promissory note issued in connection with the acquisition at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the note is being amortized over its estimated useful life (7 years), using the interest method, with a corresponding charge to interest expense. We recorded the fair value of the deferred purchase price of $3,750,000 at $3,639,000, representing a discount of $111,000. The discount to the purchase price was amortized over its estimated useful life, ended January 31, 2006, using the interest method, with a corresponding charge to interest expense.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Acquisition of the Private Label Division from Innovo Group Inc. (“Innovo Acquisition”)

On May 12, 2006, we, Innovo Group Inc. (“Innovo”), and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo, closed the transaction contemplated by an Asset Purchase Agreement entered into on March 31, 2006. Azteca Productions International, Inc. (“Azteca Productions”) was a party to certain ancillary agreements related to the Asset Purchase Agreement because it was an interested party in the transaction. Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the Asset Purchase Agreement, Innovo sold us certain assets related to its private label apparel division. The purchase price consideration was $10.3 million. Innovo purchased these assets from Azteca Productions in July 2003 pursuant to an asset purchase agreement referred to as the Blue Concept Asset Purchase Agreement.

Our primary purpose for the purchase was to diversify our business. We accounted for this transaction as a purchase.

The assets acquired by us included the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions.

In exchange for the purchased assets, we assumed certain liabilities associated with Innovo’s private label division, including the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with the private label division outstanding purchase orders and inventory scheduled in the Asset Purchase Agreement, and the obligations to continue to pay the earn-out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities was $2,500,000, which excluded the remaining unpaid principal amount of the original promissory note of $7.9 million, which was paid through the issuance of shares of our common stock, as described below, and any amounts which might be owed under the earn-out. No amounts were due under the earn-out agreement.

In connection with the Asset Purchase Agreement, the Company entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo Acquisition, on May 12, 2006 the Company issued 1,000,000 shares of its common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares, in lieu of assuming the remaining $7.9 million outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by us. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to the Company in the event that the Company’s common stock is traded on Nasdaq (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one month period ended April 23, 2007. Our shares did not reach the average target price and the shares were released from escrow to Paul Guez and Hubert Guez.

As of May 12, 2006, pursuant to information set forth in a Form 4 filed with the SEC, Hubert Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 49.03% of the shares of our common stock. In addition, Mr. Guez (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Sportswear, LLC and (iii) has an approximately 32% membership interest in Diversified Apparel Resources. LLC. AZT International, S.A. de C.V is a 100% subsidiary of Azteca Production International, Inc.

We have been advised by Hubert Guez that as of May 12, 2006, Azteca Production International, Inc. may be deemed the beneficial owner of approximately 12.7% of Innovo Group Inc. common stock. Hubert Guez may be deemed to have the sole power to direct the voting and disposition of approximately 5.9% of Innovo Group Inc. common stock.

The purchase price consideration is comprised of the following:

( $ in thousands except per share amounts)
Issuance of 2,000,000 shares of Cygne Common Stock at $3.84 per share	$7,680
Assumption of liability to Diversified Apparel Resources LLC	2,500
Transaction costs ($110 was paid prior to January 31, 2007 ($11 remains in accrued liabilities)	121

Total Purchase Price	$10,301

The purchase price was allocated as follows.

(In thousands)
Intangible assets—customer relationships, $400, amortized over 3 months and $3,600 amortized over 3 years	$4,000
Excess purchase price allocated to goodwill	6,301

$10,301

The amortization of the Innovo intangible assets for the year ended January 31, 2007 was $1,253,000. The following table sets forth the annual Innovo amortization expense over the remaining life of the intangible assets. Under the purchase method of accounting, the amount of the purchase price, including transaction costs, in excess of the fair value of the intangible and other long-lived assets acquired was $6,301,000, and is deductible for tax purposes. The allocation of the purchase price was based upon a valuation report prepared by a third-party.

Year Ended January 31:
2008	1,200,000
2009	1,200,000
2010	346,000

$2,746,000

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

•

issued to Diversified Apparel a secured subordinated promissory note, which we refer to as the Note, in the principal amount of $47.5 million, subsequently reduced to $40.0 million as a result of the issuance of 1,428,571 shares of common stock in payment of $7.5 million principal amount of the Note;

•	paid $2 million in cash to Diversified Apparel on the closing date; and

•

agreed to pay to Diversified Apparel deferred purchase price payments totaling $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005 and ending February 2006.

We also entered into several related agreements, including a registration rights agreement, a supply agreement, a distribution agreement and a restrictive covenant agreement. The supply and distribution arrangements govern purchases of Diversified Apparel products by us, as well as related advances for inventory purchases. The restrictive covenant agreement sets forth agreed-upon non-competition covenants between Hubert Guez and us. The Registration Rights Agreement required us to use reasonable commercial efforts to register securities issued as a part of the acquisition price for the Acquired Business within a specified time frame. Notes 1 and 11 to the Consolidated Financial Statements provide detailed explanations of each these agreements.

In addition, we entered into a factoring agreement with Milberg Factors, Inc. Please see “Liquidity and Capital Resources” and Note 4 to Notes to the Consolidated Financial Statements for detailed explanations of this agreement.

As the result of our acquisitions, we are a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, causal and career apparel with sales to retailers located in the United States. Our major customers are JC Penney, or JCP, Kohl’s, Target Stores, or Target, and American Eagle Outfitters, or AEO. As a private label manufacturer, we produce apparel upon orders from our customers for sale under the customers’ own labels, rather than producing our own inventory of apparel for sale under a brand name. Our branded products are sold under the names “Hippie, “Hint Jeans” and “Voyou”.

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

We manufacture our non-denim products at our facilities in Guatemala or through third party manufacturers located in Guatemala or in the Far East. Our branded and private label denim products are manufactured by AZT International S. de R.L. de C.V., an affiliate of Diversified Apparel, or through third party manufacturers in the Far East.

We historically have been dependent on one or more key customers. In 2004, sales to NY&C accounted for approximately 82% of our net sales. We did not have any other major customers in 2004. In 2005, sales to NY&C, JCP and Kohl’s accounted for 32%, 21% and 18%, respectively, of our net sales. We did not have any other major customers in 2005. In 2006, sales to NY&C, JCP, Kohl’s, Target and AEO accounted for 4%, 16%, 14%, 15% and 27%, respectively, of our net sales. We did not have any other major customers in 2006.

On a pro forma basis, after giving effect to the acquisitions of the Acquired Business and Innovo Acquisition as if both acquisitions had been consummated on February 1, 2005, our pro forma 2005 sales to NY&C, JCP, Kohl’s, Target and AEO would have accounted for approximately 11%, 14%, 12%, 7% and 31%, respectively, of our net sales. Our pro forma 2006 sales to NY&C, JCP, Kohl’s, Target and AEO would have accounted for approximately 4%, 13%, 12%, 19% and 31%, respectively, of our net sales. Historically, our highest shipments are in our second quarter and third quarter, with lower sales in the fourth and first quarter.

Although we have long-established relationships with our major customers, we do not have long-term contracts with these customers. Our future success will be dependent upon our ability to attract new customers and to maintain our relationships with our present customers. We continue to strive to maintain our positive working relationships with our customers by providing on-time deliveries of quality products at competitive prices.

We cannot assure you that our major customers will continue to purchase merchandise from us at the same rate as they have historically from us, or at all in the future, or that we will be able to attract new customers. In addition, our major customers have the ability to exert significant control over our business decisions, including prices. Since the United States discontinued textile import quotas affecting products sourced by us on January 1, 2005, the amount of business we do for NY&C has decreased significantly, as NY&C has opted to place orders in China and other countries in the Far East.

Effective January 1, 2005, the United States (“U.S,”) discontinued textile import quotas affecting the products sourced by us. As a result, beginning in 2005 the U.S. total imports from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The U.S. has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. Notwithstanding the safeguard program, our results of operations for products manufactured in Guatemala have been adversely affected for years 2005 and 2006. We anticipate that our results of operations for products manufactured in Guatemala will continue to be adversely affected in year 2007. The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan facility. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded an impairment charge against its building, building improvements, equipment, furniture and fixtures at its Guatemalan facility.

The Central American countries, which include Guatemala, and the U.S., have negotiated a Central America Free Trade Agreement, or CAFTA. CAFTA, which was signed by the US on August 2, 2005, will allow the US duty free imports from Guatemala if the fabric is manufactured using yarn from the US or a country party to CAFTA. Guatemala ratified CAFTA as of July 1, 2006. We anticipate that, over time, CAFTA may make Guatemala more competitive with imports from the Far East in the categories manufactured by us in Guatemala, although we cannot assure you this will happen. To date we have not experienced an increase in demand for our products manufactured in Guatemala.

We have incurred costs in restructuring our operations due to loss of customers. We are continuing to review our existing business operations and could incur additional costs in the future associated with the further restructuring of our operations.

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

On October 31, 2006, we made a principal payment of $1.5 million due on the secured Note. Effective November 1, 2006, Diversified Apparel transferred the note to Serge Kraif. Effective January 31, 2007, we entered into an agreement with Mr. Kraif pursuant to which, if our stockholders approve:

•	We would issue 8,800,000 shares of our common stock to Mr. Kraif in payment of $22.0 million of the Note;

•

We would issue a convertible note in the principal amount of $15.0 million that is convertible into shares of our common stock at a conversion price of $3.50 per share in payment of $15.0 million of the Note, and

•	We would issue to Mr. Kraif a warrant to purchase up to 4,400,000 shares of our common stock at a price of $3.00 per share.

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was forgiven. We have recorded the forgiveness as a reduction of interest expense in the year ended January 31, 2007.

Effective April 30, 2007, Mr. Kraif agreed that the $1.5 million principal payment on the Note due on April 30, 2007 could be delayed pending stockholder consideration of the Note conversion proposal discussed above. If our stockholders approve the Note conversion, this $1.5 million principal payment will be satisfied through the issuance of the common stock, convertible note and warrant discussed above. Holders of more than 50% of our outstanding common stock have agreed to vote in favor of the note conversion, so its approval is assured. We will record the forgiveness of interest of $453,000 as a reduction of interest expense for the three months ended April 30, 2007.

Disposition of a Company

The operating results of a business sold in 2002 have been excluded from the results from continuing operations and is classified as a discontinued operation for the 2004 year in accordance with the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

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

Accounts Receivable, Due from Factor and Allowance for Customer Chargebacks and Trade Discounts

Substantially all of our accounts receivable are factored without recourse. We estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of January 31, 2007, we had reserved approximately $1,510,000 for allowances for customer chargebacks and trade discounts. A change in this estimate could result in the need to record additional reserves.

Marketable Securities

Our marketable securities are comprised of public company securities. All investments are classified as available for sale and are recorded at market, using the specific identification method. Realized and unrealized recognized gains and losses are reflected in other income and expense while unrealized gains are included as a separate component of stockholders’ equity. A change in our determination of the permanent portion of losses on marketable securities could result in additional expense charged to operations.

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

Depreciation and Amortization

Depreciation of property, plant and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

Impairment of Long-Lived Assets and Goodwill

Long-lived assets consist of property and equipment, intangible assets, and goodwill. Intangible assets are comprised of trademarks, costs to create product lines, and the value of existing purchase orders acquired in the Acquired Business and Innovo Acquisition. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

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

Amortization of Discounts on Secured Subordinated Promissory Note and on Deferred Purchase Price

We recorded the fair value of the secured subordinated promissory note issued in connection with the acquisition at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the note is being amortized to interest expense over the term of the note. We recorded the fair value of the deferred purchase price of $3,750,000 at $3,639,000, representing a discount of $111,000. The discount to the purchase price was amortized to interest expense over its estimated useful life, ended January 31, 2007.

The note discounts of $14,200,000 and $111,000 reduced the excess purchase price paid for the Acquired Business.

Should events or circumstances change, we could have to record additional amortization of the note discount or the deferred purchase price. If our stockholders approve the issuance of shares of our common stock, a convertible note and a warrant in payment of $37.0 million principal amount of our outstanding $38.5 million subordinated promissory note, we will record a loss on extinguishment of debt, which will adversely affect our results of operations for 2007.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $1,510,000, $1,962,000 and zero at January 31, 2007, January 31, 2006, and January 29, 2005, respectively. The significant increase in reserves in 2006 and 2005 as compared to 2004 was due to the Acquired Business, which has a dilution range of 10% to 11% on allowances for chargebacks and trade discounts to be taken in a subsequent year that were related to the prior fiscal year. Should events or circumstances change, we could have to record additional accruals for increased reserves.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by U.S. generally accepted accounting principles.

If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.

Results of Operations

The following table is derived from the Company’s consolidated statements of operations for continuing operations and expresses for the periods indicated certain data as a percentage of net sales.

	Year
	2006	2005	2004
Net Sales	100.0%	100.0%	100.0%

Gross profit	21.4	20.7	13.2
Selling, general and administrative expenses	14.0	19.1	11.2
Depreciation and amortization	1.7	1.7	0.2
Provision for restructuring	—	0.1	—

Income (loss) from continuing operations before interest, other expense and income taxes	5.7	(0.2)	1.8
Interest expense, net	4.2	8.6	0.5
Other expense	—	0.3	0.1
Provision for income taxes	1.6	1.4	—

Income (loss) from continuing operations	(0.1%)	(10.5%)	1.2%

2006 compared to 2005

Acquisition of Companies

On May 12, 2006, we acquired the private label division of Innovo Group Inc. (“Innovo Acquisition”). We accounted for this transaction as a purchase.

On July 31, 2005, we acquired the assets used in the branded and private label denim apparel business, which we refer to as the Acquired Business, of Commerce Clothing (which was later renamed Diversified Apparel Resources, LLC), a privately-held company principally owned by Hubert Guez, Diversified Apparel’s managing member and Chief Executive Officer, pursuant to an asset purchase agreement. We accounted for this transaction as a purchase. In connection with this transaction, Mr. Guez became our principal stockholder. Because of the two acquisitions, the results for the years ended January 31, 2007 and 2006 are not necessarily comparable.

Net Sales

Net sales for the year 2006 were $118,816,000, an increase of $60,363,000, or 103%, from net sales of $58,453,000 for the year 2005.

The increase in sales for the year 2006 compared to year 2005 of $60,363,000 was attributable to the increase in sales from the Acquired Business and the addition of sales from the Innovo Acquisition amounting in the aggregate to $73,202,000, which was mainly offset by decreased sales to NY&C of $12,839,000.

The decrease in the programs offered by NY&C to us for the year 2006 compared to the year 2005 was a direct result of NY&C placing orders in China and other countries in the Far East.

In 2005, sales to NY&C, JCP and Kohl’s accounted for 32%, 21% and 18%, respectively, of our net sales. In 2006, sales to NY&C, JCP, Kohl’s, Target and AEO accounted for 4%, 16%, 14%, 15% and 27%, respectively, of our net sales.

At January 31, 2007 we had unfilled confirmed customer orders of $27,866,000 compared to $23,029,000 at January 31, 2006. All of the increase in backlog is the result of our Innovo Acquisition. In general, the amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customers’ demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Acquired Business has a dilution range of 10% to 11% on bookings for allowance for chargebacks and trade discounts. The Innovo Acquisition has a dilution range of 1.5% to 2.0% on bookings for allowance for chargebacks and trade discounts. This dilution rate is consistent with the prior year.

Gross Profit

The gross profit for the year 2006 was $25,474,000 (21.4% of net sales), an increase of $13,360,000, or 110%, from the gross profit of $12,114,000 (20.7% of net sales) for the year 2005.

The increase in gross profit for the year 2006 compared to the year 2005 of $13,360,000 was attributable to the increase in gross profit from the Acquired Business and the Innovo Acquisition amounting in the aggregate to $16,627,000, which was mainly offset by a decrease in gross profit from NY&C to $3,267,000 due to decreased sales, lower prices and unfavorable factory variances resulting from NY&C decreased sales.

As of January 31, 2006 based on an appraisal by an independent third party, we recorded a 100% impairment charge against the equipment, furniture and fixtures at our Guatemalan facility and established a salvage value, not subject to depreciation, for our building and building improvements in our Guatemala facility. Thus, there was no depreciation expense for the Guatemalan facility in the year 2006 as compared to $191,000 for the year 2005. The Guatemalan facility depreciation was charged to cost of goods sold.

The gross margins are guaranteed for all products produced in Mexico at Diversified Apparel’s facilities, a related party. This arrangement expires in July 2007 and we cannot assure you that it will be renewed. If this arrangement is not renewed, our gross margin could decrease, which will result in a decrease in our gross profit, which will have a material adverse effect on our results of operations and financial condition.

Selling, General and Administrative Expenses (“SG&A”)

Selling, general and administrative expenses for the year 2006 were $16,619,000, an increase of $5,445,000, or 49%, from $11,174,000 for the year 2005.

The increase in SG&A expenses for 2006 compared to 2005 of $5,445,000 was mainly attributable to (i) an increase in non-compete and earn-out fees of $1,024,000 due to higher sales volume in 2006 than 2005, (ii) an increase in professional fees of $393,000 which was comprised of (a) accounting and legal services performed in connection with various SEC filings of $196,000, (b) an increase in our audit fees of $138,000, (c) fees of $163,000 to examine our systems and procedures at our Guatemalan facility in connection with the discovery of unauthorized use of cash at our Guatemalan subsidiaries, (d) fees of $70,000 to review alternative capitalization models suitable for our business, (e) legal fees of $31,000 to protect our trademarks, (f) increase in all other fees of $79,000 mostly attributable to tax preparation and a goodwill impairment review, and (g) a decrease in fees of $284,000 relating to the NASDAQ National Market and SEC investigations, (iii) an increase in NASD fees of $79,000, (iv) an increase in the cost of the board of directors of $58,000 due to more directors, (v) an increase of $113,000 for those shares of the directors’ restricted stock which became vested during 2006, (vi) an increase in the customer service and shipment control staff of $1,282,000 on account of the present and anticipated increase in sales volume, (vii) an increase in the research and development expenses of $1,560,000 to develop our present and future products, (viii) an increase in our selling cost of $660,000 on account of higher sales volume, (ix) an increase in distribution and operating service expenses of $1,445,000 to ship and invoice our increased sales, and (x) an increase in direct administrative expenses in the amount of $917,000 as a result of the growth in our business. These increases of $7,531,000 were offset by (a) the elimination of a 2005 new account factor fee of $87,000, (b) a decrease in advertising expense of $206,000 due to a decrease in our branded sales, (c) a reduction of $927,000, including a reduction in severance pay of $131,000, that resulted from our reduction of payroll associated with operations to support orders placed by NY&C, and (d) in 2005 we recognized an impairment charge of $978,000 against the assets located in Guatemala which did not recur in 2006. In addition, the SG&A expenses in 2005 benefited from the reversal of certain accruals no longer required amounting to $112,000. There was no similar benefit in 2006.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $132,000 and $101,000, respectively, for the year 2006 and the year 2005. Amortization of intangible assets, which resulted from the acquisition of the Acquired Business and the Innovo Acquisition, was $1,938,000 and $896,000, respectively, for the year 2006 and the year 2005.

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

Interest Expense

Interest expense for the year 2006 was approximately $5,033,000 as compared to $5,034,000 for the year 2005.

Interest expense for the year 2006 consists of interest paid to factor of $1,355,000 on its advances to us, interest on the secured subordinated promissory note (“Note”) of $1,410,000 and the amortization of the discount on the Note of $2,268,000. Interest expense for 2006 was net of the forgiveness by the Note holder of the interest of $453,000 for the three months ended January 31, 2007.

Interest expense for the year 2005 consists of interest paid to factor of $455,000 on its advances to us, interest on the Note of $1,142,000 and the amortization of the discount on the Note of $3,437,000.

The increase in interest paid to the factor of $900,000 is attributable to increased usage of advances from the factor for our working capital due to our increased sales.

We recorded the fair value of the Note issued in connection with the acquisition of the Acquired Business at $33,300,000, which was a $14,200,000 discount from the face value of the $47,500,000 Note. A third party valued the Note. The discount to the Note is being amortized to interest expense over the term of the Note.

Other Expense

In year 2005, we realized a loss of $175,000 in respect of marketable securities because we determined the loss to be other than temporary. Our original cost of the 59,880 shares purchased on Nasdaq in November 2002 was $3.60 per share, for a total cost of $215,568. Throughout the quarters January 2004 through January 2006, the fair value of the security declined steadily. For purposes of calculating the permanent impairment, we used the average market price for February 2006 of $0.67, as management determined that the most recent full month’s data was most indicative of current market value. We determined that the security is impaired based on the consistent and substantial declines in the market value of the securities since purchased, as reflected in the Nasdaq public market.

Provision for Income Taxes

The provision for income taxes for the year 2006 and 2005 was $1,910,000 and $820,000, respectively. The provision for the year 2006 was comprised of $56,000 of federal tax, $200,000 of state and local income taxes, and a deferred tax provision of $1,686,000 related to the difference between book and tax basis from indefinite lived goodwill. We recorded a tax provision of $785,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with the acquisition of the Acquired Business and the Innovo Acquisition. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished.

The state and local income tax provision was offset by a reversal of $32,000 of prior years’ tax provision. A valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from our taxable business combinations that resulted in tax-deductible goodwill.

The provision for the year 2005 was $820,000, which was comprised of $46,000 of minimum state and local income taxes and a deferred tax provision of $785,000 related to the difference between book and tax basis from indefinite lived goodwill. The minimum state and local income tax provision was offset by a reversal of $11,000 of prior years’ tax provision. A valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from our taxable business combinations that resulted in tax-deductible goodwill.

For the year 2006, our effective tax rate of 109% differs from the federal statutory rate of 34% and our normal effective state and local tax rate of 6% (for a total tax rate of 40%) due to United States and State net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

For the year 2005, our effective tax rate of 15.3% differs from the federal statutory rate of 34% and our normal minimum state and local tax rate of 6% (for a total tax rate of 40%) due to United States operating losses, foreign tax-free operations and deferred tax on goodwill amortization.

2005 compared to 2004

Acquisition of Company

On July 31, 2005, we acquired the assets used in the branded and private label denim apparel business, which we refer to as the Acquired Business, of Commerce Clothing (which was later renamed Diversified Apparel Resources, LLC), a privately-held company principally owned by Hubert Guez, Diversified Apparel’s managing member and Chief Executive Officer, pursuant to an asset purchase agreement. We accounted for this transaction as a purchase. Because of the acquisition, the results for the years ended January 31, 2006 and January 29, 2005 are not necessarily comparable.

Net Sales

Net sales from continuing operations for the year 2005 were $58,453,000, an increase of $29,493,000, or 102%, from net sales of $28,960,000 from continuing operations for the year 2004.

The increase in sales for the year 2005 compared to year 2004 of $29,493,000 was attributable to sales of $38,366,000 from the Acquired Business, decreased sales to New York & Company (“NY&C”) of $4,989,000, or 21%, decreased sales to Jordache Enterprises of $4,184,000 and increased sales to other customers of $300,000.

The decrease in the programs offered by NY&C to us for the year 2005 compared to the year 2004 was a direct result of NY&C placing orders in China and other countries in the Far East. Jordache Enterprises is no longer our customer.

Sales to NY&C, JC Penney and Kohl’s accounted for approximately 32%, 21%, and 18%, respectively, of our net sales for the year 2005. On a pro forma basis, giving effect to the acquisition of the Acquired Business as if such acquisition had been consummated on January 30, 2005, sales to NY&C, JCPenney and Kohl’s accounted for approximately 19%, 12% and 10%, respectively, of our pro forma net sales for the year 2005.

At January 31, 2007 we had unfilled confirmed customer orders of $27,866,000 compared to $23,029,000 at January 31, 2006. In general, the amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customers’ demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Acquired Business has a dilution range of 10% to 11% for allowance for chargebacks and trade discounts.

Gross Profit

The gross profit for the year 2005 was $12,114,000, or 20.7% of net sales, an increase of $8,287,000, or 217%, from the gross profit of $3,827,000, or 13.2% of net sales, for the year 2004.

The increase in gross profit for the year 2005 compared to the year 2004 of $8,287,000 was attributable to the gross profit of $9,911,000 from the Acquired Business, which provided an aggregate 25.8% gross margin on sales of its products, decreased gross profit of $1,448,000 from NY&C, which had 10.1% and 14.1% gross margin for the years 2005 and 2004, respectively, decreased gross profit of $396,000 on Jordache, a discontinued customer and increased gross profit of $220,000 from the sale of seconds, mostly in the first quarter of 2005. The gross margins for 2005 were guaranteed for all products produced in Mexico at Diversified Apparel’s facilities, a related party.

The decrease in the NY&C gross profit of $1,448,000 for the year 2005 compared to the year 2004 were caused by lower gross margins in 2005 compared to 2004 and by lower sales in 2005 compared to 2004. Both of these decreases are attributable to competition of imports from China and other countries in the Far East.

Cost of goods sold includes depreciation expense of $191,000 and $264,000 for year 2005 and 2004, respectively, relating to the depreciation on equipment located in our Guatemalan manufacturing facility.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the year 2005 were $11,174,000, an increase of $7,928,000, or 244%, from $3,246,000 for the year 2004.

The increase in SG&A expenses for the year 2005 compared to year 2004 of $7,928,000 was primarily attributable to the operating SG&A expenses of $6,731,000 from the Acquired Business. The Acquired Business expenses of $6,731,000 include (i) the expenses to develop, sell and purchase our denim products in the amount of $3,868,000, (ii) the expenses under the distribution agreement with Diversified Apparel in the amount of $1,924,000, (iii) the expense under our restrictive covenant agreement with Hubert Guez in the amount of $386,000 and (iv) direct administrative expenses in the amount of $553,000. Our SG&A expenses also include legal fees relating to the NASDAQ National Market and SEC informal investigations of $321,000, increased audit fees of $119,000, increased legal fees of $128,000 which are related to the formation of the 2006 Incentive Plan and to an increase in regulatory filings, severance costs of $308,000 caused by the combination of certain functions with those of the Acquired Business, the increase in cost of the board of directors of $101,000 and the impairment charge of $978,000 against the assets located in our Guatemalan manufacturing facilities. The aggregate increases of $8,686,000 from these categories were offset by reduction of $646,000, which resulted from our reduction of payroll associated with the NY&C operations, reduction in our sales commissions, our rent and rent related expenses and the discontinuance of our knit operation. In addition, we benefited from the reversal of certain accruals no longer required amounting to $112,000.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $101,000 and $66,000, respectively, for the year 2005 and the year 2004. Amortization of intangible assets, which resulted from the acquisition of the Acquired Business, was $896,000 for the year 2005. There was no amortization of intangible assets for year 2004. Depreciation on equipment located at our Guatemala manufacturing facility is included in cost of goods sold.

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

We recorded the fair value of the secured subordinated promissory note issued in connection with the acquisition of the Acquired Business at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 Note. The discount to the Note is being amortized to interest expense over the term of the Note. We recorded the fair value of the deferred purchase price of $3,750,000 at $3,639,000, representing a discount of $111,000. The discount to the purchase price was amortized to interest expense over its estimated useful life, ended January 31, 2006. During the year ended January 31, 2006, approximately $3,460,000 of amortization was recorded in interest expense.

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

Provision for Income Taxes

The provision for income taxes for the year 2005 was $820,000 as compared to an income tax benefit of $3,000 in the year 2004. The provision for 2005 was comprised of $46,000 of state and local income taxes, which was offset by a reversal of $11,000 of a prior year local tax provision and a deferred tax provision of $785,000, resulting in a net provision for 2005 of $820,000. We recorded a tax provision of $785,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with the acquisition of the Acquired Business. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished.

The 2004 provision was comprised of $15,000 of state and local income taxes, which was offset by a reversal of $12,000 of a prior year local tax provision, resulting in a net provision for year 2004 of $3,000. In 2004, the Company settled a local tax audit. As a result of this settlement, the Company has reversed an excess tax accrual of $12,000 established in prior years in connection with this audit. The effective tax rate was 15.3% for the year ended January 31, 2006 and less than 1% for the year ended January 29, 2005. These amounts differ from the federal statutory rate of 34% and the effective rate for state and local taxes of 6% (total rate 40%) due to United States net operating loss carryforward, foreign tax-free operations and deferred tax on goodwill amortization for the year ended January 31, 2006 and United States operating losses, foreign tax-free operations and deferred tax on goodwill amortization for the year ended January 31, 2005.

Pro forma statement of operations

The condensed unaudited pro forma statement of operations for the twelve months ended January 31, 2007 and for the twelve months ended January 31, 2006 have been prepared in accordance with U.S. generally accepted accounting principles to give effect to the July 31, 2005 acquisition of the Acquired Business and the May 12, 2006 consummation of the Innovo Acquisition as if the transactions occurred on February 1, 2005, the first day of our fiscal year. Both acquisitions were accounted for using the purchase method of accounting.

The Acquired Business pro forma adjustments include the adjustment of the historical gross profit to the contractual gross profit which is defined in our supply agreement with Diversified Apparel, adjustment of historical distribution and occupancy costs to the contractual cost as defined in our distribution agreement with Diversified Apparel, the recording of the expense under the restrictive covenant agreement with Hubert Guez, the recording of the amortization of the intangible assets, recording of the deferred tax liability and the adjustment to reflect the interest expense to include the amortization of debt discount expense on the secured subordinated promissory note issued in connection with the acquisition of the Acquired Business. The intangible assets include values for trademarks, costs to create product lines and value for customer relationships.

The Innovo Acquisition pro forma adjustments include the elimination of historical building occupancy costs, the adjustment of the historical amortization of intangibles to the amortization of our intangibles, the recording of the deferred tax liability and the elimination of the Innovo Acquisition impairment of goodwill which was recorded on the financial statements of Innovo Group, Inc.

The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the acquisitions been in effect during these periods or which might be reported in the future. The unaudited pro forma financial information includes expenses allocated by Innovo Group Inc. to the Innovo Acquisition which may not be indicative of future results, which will include actual expenses.

	(In thousands, except per share amounts) Year Ended January 31
	2007 Pro forma	2006 Pro forma

Net sales	$138,796	$171,522
Net loss	$(262)	$(200)
Net loss per share-basic and diluted	$(0.01)	$(0.01)

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

	Adjusted EBITDA
	(In thousands) Year Ended January 31
	2007	2006
Reconciliation of EBITDA to net (loss)
Net (loss)	$(158)	$(6,166)
Depreciation and amortization of intangible assets and impairment of property, plant and equipment	2,070	2,166
Interest expense	5,033	5,012
Provision for income taxes	1,910	820

Adjusted EBITDA	$8,855	$1,832

Liquidity and Capital Resources

The primary factors that affect our cash flow are (i) our net income (loss), (ii) our customer payment terms, (iii) our payments terms to our major supplier who is a related party and (iv) our inventory levels.

Net cash provided by our operating activities for the year 2006 was $7,490,000. Gross cash provided by operating activities amounting to $14,521,000 was comprised of (i) our net income of $5,558,000, which included cash provided by depreciation of $132,000, amortization of intangible assets of $1,938,000, amortization of debt discount of $2,268,000, deferred income tax provision of $1,686,000, non-cash stock compensation of $149,000 and write-off of leasehold improvements of $27,000, partially offset by cash used, which included our net loss of $158,000, a decrease in allowance for customer chargebacks and trade discounts of $452,000 and a reversal of prior period income tax reserves of $32,000, (ii) a decrease in due from factor of $6,137,000, which was mainly due to a decrease in sales in the fourth quarter 2006 as compared to the fourth quarter of 2005, (iii) a decrease in inventories of $2,552,000 which reflects less denim finish garments and less non-denim fabric, (iv) a decrease in other receivables and prepaid expenses of $131,000, which was mainly caused by a decrease in prepaid personnel costs, (v) an increase in income taxes payable of $139,000 which reflects higher taxes due for 2006 as compared to 2005, and (vi) an increase in accrued expenses of $4,000. The gross cash provided by operations was partially offset by gross cash used in operations totaling $7,031,000, consisting of (a) an increase in non-factored trade receivables of $1,551,000 caused by an increase in trade receivables from American Eagle Outfitters (b) an increase in due from related parties of $4,487,000 due to amounts advanced under the Supply Agreement of $5,041,000 and a decrease in amounts payable to First Finish, Inc. of $32,000 partially offset by an increase in the fees due on the restrictive covenant and earn-out agreements of $586,000 and (c) a decrease in accounts payable of $993,000, which was principally caused by a decrease in the amounts due to our fabric vendors.

Net cash used in our operating activities for the year 2005 was $14,142,000. The components of cash used in operations totaling $19,225,000, consisting of (a) an increase in due from factor of $17,405,000, which is the result of the first year of the use of a factor, (b) an increase in inventories of $1,782,000 primarily due to the inventories of the Acquired Business and (c) an increase in other receivables and other assets of $38,000. The cash used in our operating activities was partially offset by cash provided by operating activities totaling $5,083,000, consisting of (i) a decrease in trade receivables of $767,000, primarily caused by our decision to factor our trade receivables beginning July 31, 2005, (ii) an increase in the net amount due to related parties of $300,000, which began in 2005 in connection with our acquisition of the Acquired Business, which primarily consists of advances under our Supply Agreement less (a) interest payable on our Note and (b) the amount due on our restrictive covenant agreement, (iii) an increase in accounts payable of $1,162,000 due to the receipt of better terms on the purchase of fabric as compared to prior years at our Guatemalan facilities and an increase in our professional fees payable, (iv) an increase in accrued expenses and income taxes payable of $447,000, which include severance costs in the amount of $308,000 caused by the combination of certain back-office functions with the Acquired Business and an increase in professional fees and (v) our net income of $2,407,000, after adding back depreciation of $292,000, amortization of intangible assets of $896,000, loss on impairment of long-lived assets of $978,000, deferred taxes of $785,000 as explained in Note 18 to the Consolidated Financial Statements, amortization of debt discount of $3,460,000, allowance for customer chargebacks and trade discounts of $1,962,000, realized loss on marketable securities of $175,000 and all other of $25,000.

Cash used in investing activities for the year 2006 of $414,000 consisted of expenditures incurred in connection with purchase of the Acquired Business from Diversified Apparel of $250,000 and the Innovo Acquisition of $110,000 and the purchase of computers of $54,000.

Cash used in investing activities for the year 2005 of $4,357,000 consisted of expenditures incurred in connection with the purchase of the Acquired Business of $4,199,000, the purchase of sewing machines for $32,000, the purchase of computers for $30,000 and leasehold improvements of $96,000.

The financing activities for the year 2006 of $6,344,000 consisted of cash received of $1,000 from the exercise of stock options, advances from the factor of $86,928,000 and repayment of advances to the factor of $93,273,000.

The financing activities for the year of 2005 consisted of the issuance of common stock for $14,000 from the exercise of stock options, advances from factor of $50,364,000 and repayments to factor of $34,477,000.

The secured subordinated promissory note (“Note”) in the principal amount of $47.5 million was issued in connection with the acquisition from Diversified Apparel on July 31, 2005. The Note bears interest at 4.7% per annum. Interest and principal on the Note are payable quarterly commencing on October 31, 2006. After giving effect to the conversion of $7,500,000 principal amount of the Note into common stock as described below, the principal amount of the Note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., we are required under the Note to use fifty percent of the net proceeds of any sale of our debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of our equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the Note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of 1% of the prepayment.

On January 3, 2006, Diversified Apparel and we entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of principal due under the Note to Diversified Apparel into 1,428,571 shares of our common stock at the price of $5.25 per share. Accordingly, we canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012. The following schedule sets forth required minimum future principal payments required on the Note, as adjusted for the above conversion. Payments are to be made on a quarterly basis, commencing October 31, 2006. Our obligations under the Note are secured by a pledge of the trademarks purchased by us under the Agreement, pursuant to a security agreement entered into with Diversified Apparel.

Future minimum principal repayments required under the Note are as follows:

Year Ended January 31:	Principal	Note Discount Amortization	Total Principal Payments
2008(1)	$3,214,000	$2,786,000	$6,000,000
2009	3,476,000	2,524,000	6,000,000
2010	7,953,000	2,047,000	10,000,000
2011	8,832,000	1,168,000	10,000,000
2012	4,945,000	55,000	5,000,000
From time to time when Cygne has funds available(2)	1,500,000	—	1,500,000

	$29,920,000	$8,580,000	$38,500,000

(1)	The current holder of the Note has agreed to deferral of the principal payment due April 30, 2007 pending stockholder consideration of conversion of the Note into shares of Common Stock, a convertible note and warrants, as described below.

(2)	Effective January 31, 2007, the holder of the Note agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds.

The Note bears interest at 4.7%, and the Company expects to pay approximately $4,597,000 of interest over the life of the loan, commencing in the year ended January 31, 2008, as shown in the following table:

Year Ended January 31:
2008(1)	1,633,000
2009	1,354,000
2010	997,000
2011	526,000
2012	87,000

$4,597,000

(1)	The holder of the Note has forgiven the interest payment due April 30, 2007 and it is therefore not included in this total.

Effective November 1, 2006, Diversified Apparel transferred the Note to Serge Kraif, a third party not related to us. Effective January 31, 2007, we entered into an agreement with Mr. Kraif pursuant to which, if our stockholders approve:

•	We would issue 8,800,000 shares of our common stock to Mr. Kraif in payment of $22.0 million of the Note;

•

We would issue a convertible note in the principal amount of $15.0 million that is convertible into shares of our common stock at a conversion price of $3.50 per share in payment of $15.0 million of the note, and

•	We would issue to Mr. Kraif a warrant to purchase up to 4,400,000 shares of our common stock at a price of $3.00 per share.

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was forgiven. We have recorded the forgiveness as a reduction of interest expense in the year ended January 31, 2007.

Effective April 30, 2007, Mr. Kraif agreed that the $1.5 million principal payment on the note due on April 30, 2007 could be delayed pending stockholder consideration of the Note conversion proposal discussed above. If our stockholders approve the Note conversion, this $1.5 million principal payment will be satisfied through the issuance of the common stock, convertible note and warrant discussed above. Holders of more than 50% of our outstanding common stock have agreed to vote in favor of the Note conversion, so its approval is assured. Mr. Kraif forgave the April 30, 2007 interest payment on the Note. We will record the forgiveness of interest of $453,000 as a reduction of interest expense for the three months ended April 30,2007.

In connection with the acquisition of the Acquired Business, we entered into a Factoring Agreement with Milberg Factors, Inc. We did not have a credit facility during the period February through July 2005.

Effective July 31, 2005, we began to use Milberg Factors, Inc. (“Milberg”) for credit administration and cash flow purposes. We entered into a factoring agreement with Milberg effective July 31, 2005 which was amended on January 31, 2006 and July 31, 2006 and renewed through July 31, 2007 (the “Factoring Agreement”). The Agreement is automatically renewed for successive periods of one year unless terminated by the Company by giving 60 days written notice. In addition, Milberg may terminate the Agreement at any time by giving the Company 60 day’s written notice.

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

We estimate the allowances for customer chargebacks and trade discounts to be applied against its factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of January 31, 2007 and 2006, we had reserved approximately $1,510,000 and $1,962,000, respectively, for allowances for customer chargebacks and trade discounts.

Milberg’s basic factoring charge is 0.55% of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, 0.45% of the next $25,000,000 of receivables factored by Milberg in any contract year, and 0.40% of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The Factoring Agreement contains covenants with respect to working capital and net worth. The revised working capital (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) has to be at least $2 million for the period from January 31, 2006 through April 30, 2006, at least $3 million thereafter. We were in compliance with all working capital and tangible net worth covenants at January 31, 2006. An amendment with an effective date of September 30, 2006 provided that working capital at October 31, 2006 had to be at least $2,000,000. We were in default with the working capital covenant and the tangible net worth covenant at January 31, 2007 for which we obtained a waiver from Milberg at January 31, 2007.

The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the year ended January 31, 2007 were approximately $479,000. The maximum revolving amount is $25,000,000. At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to us. In addition, upon our request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to our credit on Milberg’s books in excess of a reserve for known future chargebacks from all customers.

Advances from Milberg are repayable on demand. The maximum advances are the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers or $25,000,000. Advances from Milberg at January 31, 2007 and 2006 were approximately $9,542,000 and $15,887,000, respectively. Interest paid to Milberg for the year ended January 31, 2007 and 2006 was approximately $1,355,000 and $455,000, respectively.

Milberg may charge interest on any monies remitted or otherwise advanced or charged to our account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at January 31, 2007 was 8.25%) As security for all of our obligations to Milberg, including advances made by Milberg to us, we granted to Milberg a continuing security interest in substantially all of its property.

In connection with the Factoring Agreement, Hubert Guez guaranteed our obligations to Milberg up to $1,000,000, plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owed to Diversified Apparel by us until all of our obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

We intend to finance our operations for the next twelve months through the use of operating profits, advances from our Factor, and our extended payment terms from Diversified Apparel, an affiliate of Hubert Guez, as provided in our Supply and Distribution Agreements with Diversified Apparel.

Our financial performance for the next twelve months will depend on a variety of factors, including the success of our two acquisitions, the amount of sales to JC Penney, Kohl’s, Target Stores and American Eagle Outfitters, our ability to renew or replace our factoring, supply and distribution agreements on acceptable terms and the effect on our non-denim business manufactured in Guatemala on account of the discontinuance of textile import quotas by the United States on January 1, 2005. As a result of the discontinuance of textile import quotas, our customers may be able to secure the products currently being purchased from us in Guatemala in other places at a lower price. If we have significant operating losses, we could face severe liquidity pressures, which would adversely affect our financial condition and results of operations and cash flows. We have in the past incurred costs in restructuring our operations due to the loss of customers and could incur additional costs in the future associated with the restructuring of our operations. We believe that we will have sufficient working capital to support our business for the next twelve months if our assumptions regarding our anticipated operating profits are correct, our Factor continues making advances on the present terms of our Agreement, and our extended payment terms from Diversified Apparel remain in place.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments at January 31, 2007 are as follows:

	Payments Due By Period Within
	Total	1 Year		2-3 Years	4-5 Years
Contractual Obligations
Operating leases (1)	$592,000	$336,000		$256,000	$—
Purchase obligations for inventory (2)	32,313,000	32,313,000		—	—
Advances from factor (3)	9,542,000	9,542,000		—	—
Principal payments on secured promissory note payable (4)	38,500,000	7,500,000	(5)	16,000,000	15,000,000
Interest payments on secured promissory note payable (6)	4,597,000	1,633,000		2,351,000	613,000
Employment agreement (7)	841,000	673,000		168,000	—

Total Contractual Obligations	$86,385,000	$51,997,000		$18,775,000	$15,613,000

(1)	See Note 12 to the Consolidated Financial Statements for detailed information on operating leases.
(2)	As of January 31, 2007, we have outstanding short-term purchase order commitments to a related party for approximately $31,768,000. These commitments are inclusive of the advances under our Supply Agreement, which would be available, if requested, by the related party. In addition, we have short-term purchase order commitments to non-related parties of approximately $545,000.

We generally do not make unconditional purchase commitments for goods and services other than inventory.

(3)	See Note 4 to the Consolidated Financial Statements for detailed information concerning advances from factor.
(4)	As of January 31, 2007, we have future minimum repayment obligations under a subordinated promissory note, as detailed in Note 7 to the Consolidated Financial Statements. The Note bears interest at 4.7% and requires quarterly payments of principal and interest. The holder of this Note agreed that the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds. Because there is no fixed due date, the Company will classify this as due within one year. If our stockholders approve the issuance of shares, a convertible note and a warrant in exchange for $37.0 million principal amount of the Note, our principal payment obligations will be $833,000 within one year, $5,000,000 within two to three years, $5,000,000 within four to five years and $4,167,000 thereafter, assuming the convertible note is not converted.
(5)	The holder of the Note has agreed to deferral of the principal payment due April 30, 2007 pending stockholder consideration of conversion of the note into shares of Common Stock, a convertible note and warrants.
(6)	As of January 31, 2006, we have future minimum interest obligations under a secured subordinated promissory note payable to a related party, as detailed in Note 7 to the Consolidated Financial Statements. The note bears interest at 4.7% and requires quarterly payments of principal and interest. The holder of the note has forgiven the interest payment due April 30, 2007 and it is therefore not included in this total.
(7)	We have an employment agreement with an officer through April 30, 2008. The officer may receive additional compensation based upon discretionary bonuses approved by the Board of Directors and an annual cost of living increase for salary.

Off-Balance Sheet Arrangements

We have not created, and we are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

In connection with the acquisition of the Acquired Business, we entered into a supply agreement (the “Supply Agreement”) with AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Diversified Apparel. Under the Supply Agreement, AZT will manufacture and supply us with our entire requirements of branded and private label denim apparel of the type sold by Diversified Apparel (“Denim Products”) until at least July 31, 2007. Although AZT is obligated to deliver Denim Products ordered by us under the Supply Agreement, we have no obligation to source Denim Products from AZT. Pricing under the Supply Agreement, as amended, is based on providing us with agreed-upon gross margins on sales of our products manufactured in Mexico.

We will advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requests such advance in writing. The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, we do not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if we did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on our financial condition and the Company would have to renegotiate the agreement with Diversified, curtail purchases or seek additional working capital funding. At January 31, 2007, outstanding advances to Diversified Apparel were approximately $1,890,000.

Pursuant to the Supply Agreement, AZT ships its manufactured apparel to the United States and invoices Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel retains the physical risk of loss while the inventory is in its possession and invoices us for the apparel that we have shipped to our customers. At the end of each month, Diversified Apparel invoices us for the apparel on hand that we estimate that we will ship to our customers in the subsequent month. The apparel purchased from Diversified Apparel for the year ended January 31, 2007 was approximately $64,246,000, of which approximately $992,000 is in inventory at January 31, 2007. Cygne is also subject to obsolescence risk.

Pursuant to the Distribution Agreement we entered into in connection with our acquisition of the Acquired Business, we purchase all of our denim apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel receives this apparel in its United States warehouse and retains the physical risk of loss while the inventory is in its possession. Diversified Apparel invoices us for the apparel that we have shipped to our customers. At the end of each month, Diversified Apparel invoices us for the apparel that we estimate that it will ship to our customers in the subsequent month. The apparel that we purchased from Diversified Apparel under this arrangement for the year ended January 31, 2007 was approximately $19,462,000, of which approximately $664,000 is in inventory at January 31, 2007. Cygne is also subject to obsolescence risk.

As of January 31, 2007, we have outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately $31,768,000. In addition, we have short-term purchase order commitments to non-related parties of approximately $545,000.

Additionally, we have been advised by Hubert Guez that a jury has found against him, Azteca, Sweet Sportswear and Apparel Distribution Services which, if such finding stands may adversely affect the financial ability of AZT to continue to provide manufacturing and distribution services to us.

Effect of New Accounting Standards

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for us for the fiscal year ended January 31, 2008. The adoption of SFAS No. 154 did not have an impact on our financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. This statement becomes effective for our annual reporting period that begins in February 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement becomes effective for our annual reporting period that begins in February 2008. We do not anticipate thar the adoption of SFAS No. 157 will have a material impact on our financial condition, results of operations or cash flows.

Inflation

We do not believe that the relatively moderate rates of inflation which have been experienced in the United States, where we compete, have had a significant effect on our net sales or profitability.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For 2006, factor advances peaked during the year at $25,474,000 and the average amount of factor advances was $14,494,000. An increase of 1% in the interest rate would have increased our interest expense for factor advances by approximately $150,000 in the year 2006.

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

The audit reports of MC on our consolidated financial statements as of and for the fiscal years ended January 31, 2004 and January 31, 2005 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal years ended January 31, 2004 and January 31, 2005 and through October 28, 2005, there were no disagreements between us and MC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to MC’s satisfaction, would have caused MC to make reference to the subject matter of the disagreement in connection with its reports. None of the reportable events described under Item 304 (a) (1) (v) of Regulation S-K occurred within our fiscal years ended January 31, 2004 and January 29, 2005 or through October 28, 2005.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended January 31, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of January 31, 2007.

In December 2006 the Company restated the Company's consolidated financial statements for the year ended January 31, 2006. The determination to restate these consolidated financial statements and other financial information was made in order to correct errors in the Company's accounting for its factoring agreement and income tax expense and related deferred taxes payable.

As a result of the errors related to the Company's accounting for its factoring agreement and income taxes, the Company concluded that it did not maintain effective controls over the completeness and accuracy of its accounting for the factoring agreement and deferred tax liabilities including the related deferred income tax valuation allowance and the income tax (benefit) expense accounts at January 31, 2006, April 30, 2006, July 31, 2006 and October 31, 2006. These control deficiencies resulted in the restatement discussed above, and could result in a misstatement of current assets and liabilities and cash flows from operating and financing activities, in the case of the treatment of the factoring agreement, and a misstatement of income tax (benefit) expense and deferred taxes payable in the case of the accounting for taxes on goodwill resulting from an acquisition, that in each case could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Accordingly, management determined that the control deficiencies referred to above constitute material weaknesses at January 31, 2006, April 30, 2006, July 31, 2006 and October 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In November 2006, the Company determined that unauthorized disbursements and unidentified deposits occurred at its Guatemalan subsidiaries during the period February 2002 through June 2006. The Company has concluded that it did not maintain effective controls over cash disbursements and receipts.

With respect to the material weakness related to the accounting for the factoring agreement and for deferred income taxes, management has researched and reviewed the detailed technical requirements related to the accounting for the factoring agreement and for deferred tax asset valuation allowances, and has revised its policy regarding the presumed reversal pattern of taxable temporary differences. Management has documented its conclusions so that it can continue to be applied consistently and appropriately in future periods. With respect to the material weakness relating to unauthorized disbursements and unidentified deposits, the Company has replaced management at its subsidiaries and has implemented additional procedures designed to ensure that unauthorized disbursements and disclosures cannot occur in the future. Management believes that implementation of these actions have effectively remediated the material weaknesses described above.

Changes in Internal Control over Financial Reporting

The changes in the Company's internal controls over financial reporting described above were implemented subsequent to the quarter ended October 31, 2006. Except for the remediation of the material weaknesses described above, there was no change in the Company's internal control over financial reporting that occurred during the year ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The section entitled “Proposal No. l – Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position with the Company
Bernard M. Manuel	59	Director, Chairman of the Board and Chief Executive Officer

Roy E. Green	74	Senior Vice President-Chief Financial Officer, Treasurer, and Secretary

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

Code of Ethics

We have adopted a code of ethics applicable to our officers, who include our principal executive officer, principal financial officer and financial professionals. A copy of our code of ethics has been filed with the Securities and Exchange Commission. We undertake to provide to any person without charge, upon request, a copy of our code of ethics. Requests for such copy should be made in writing to us at our principal office, which is set forth on the first page of this report, attention Corporate Secretary.

Audit Committee and Financial Reports

The information appearing in the Proxy Statement relating to the members of the Audit Committee and the Audit Committee financial expert under the captions “Board Committees” and the information appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled “Executive Compensation—Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by our registered independent auditors for services rendered to us for the years ended January 31, 2007 (“2006”) and January 31, 2006 (“2005”).

No services were performed by, or fees incurred to, Ernst & Young LLP (“E & Y”) in connection with financial information services design and implementation projects during 2005 or 2006. No services were performed by, or fees incurred to, Mahoney Cohen & Company, CPA, P.C. (“MC”) in connection with financial information services design and implementation projects during 2005. The fees billed by Ernst & Young LLP, our independent registered public accounting firm, and Mahoney Cohen & Company, CPA, P.C., our prior independent registered public accounting firm, for audit and other professional services during 2006 and 2005, respectively, are summarized below. The audit committee has considered whether the provision of these services is compatible with maintaining the principal accountant’s independence and has concluded that such services are compatible. All fees paid were reviewed and pre-approved by the audit committee.

	E & Y 2006	E & Y 2005	MC 2005
Audit fees (1)	$535,000	$234,000	$84,184
Audit related fees (2)	0	0	0
Tax planning fees	3,000	2,000	940
All other fees	0	0	2,488

Total fees	$538,000	$236,000	$87,612

(1)	Includes fees in connection with the audit of our annual consolidated financial statements, the filing of a selling stockholder registration statement, the restatement of our Form 10 K and quarterly reports on Form 10-Q, and reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q.
(2)	Represents fees billed for professional services rendered on general business matters.

PART IV

ITEM 15.	EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a). Financial Statements

(1)	and (2) See “Index to Consolidated Financial Statements and Financial Statements Schedule” on page F-1.

(3). Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Mr. Guez, 215 GZ Partners, Guez Living Trust dated December 6, 1996, Griffin James Aron Guez Irrevocable Trust dated January 1, 1996, Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996 and Cygne Designs, Inc. * (1)

2.2	Asset Purchase Agreement, dated as of March 31, 2006, by and among Innovo Azteca Apparel, Inc., Innoco Group, Inc. and Azteca Production International, Inc. and Cygne Designs, Inc. * (8)

3.1	Restated Certificate of Incorporation of Cygne Designs, Inc.* (1)

3.2	Certificate of Amendment of the Restated Certificate Of Incorporation Of Cygne Designs, Inc. * (7)

3.3	Bylaws of Cygne Designs, Inc. * (1)

3.4	Amendment to Bylaws of Cygne Designs, Inc., effective as of July 31, 2005. * (1)

10.1	Registration Rights Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.2	Subordinated Secured Promissory Note, dated as of July 31, 2005, to Commerce Clothing Company LLC in an original principal amount of $47,500,000 * (1)

10.3	Security Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.4	Stock Transfer Restriction Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Bernard Manuel and Cygne Designs, Inc. * (1)

10.5	Supply Agreement, dated as of July 31, 2005, by and between AZT International S. de R.L. de C.V. and Cygne Designs, Inc. * (1)

10.6	Restrictive Covenant Agreement, dated as of July 31, 2005, between Mr. Guez and Cygne Designs, Inc. * (1)

10.7	Distribution Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.8	Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (1)

10.9	Security Agreement – Goods and Chattels, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

10.10	Security Interest in Inventory Under Uniform Commercial Code Supplement to Financing or Factoring Contract, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

Exhibit No.	Description
10.11	Guaranty, dated as of July 31, 2005, by Cygne Designs, Inc. in favor of Milberg Factors, Inc. * (1)

10.12	Client Subordination Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.13	Letter Agreement, dated as of July 31, 2005, by and between Roy Green and Cygne Designs, Inc. * (1)

10.14	Amendment to Supply Agreement, dated October 19, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LlC, and AZT International S. de R. L. de C.V. * (3)

10.15	Amendment to Registration Rights Agreement dated October 19, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC. * (3)

10.16	Lease between Blue River Associates, landlord and Cygne Designs, Inc. * (4)

10.17	Second Amendment to Supply Agreement, dated December 9, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (4)

10.18	Amendment to the Distribution Agreement, dated December 9, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (4)

10.19	Note Conversion Agreement, dated as of January 3, 2006, by and between Cygne Designs, Inc. and Diversified Apparel Resources LLC *(6)

10.20	Cygne Designs, Inc. 2006 Incentive Plan *(7)

10.21	Form of Restricted Stock Agreement for Non-Employee Directors under the 2006 Incentive Plan *(7)

10.22	Amendment to Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (8)

10.23	Asset Purchase Agreement, dated March 31,2006, by and among Cygne Designs, Inc. Innovo Group, Inc. Innovo Axteca Apparel, Inc. and Azteca Production International*(9)

10.24	Letter Agreement dated as of April 24, 2006, by and among Cygne Designs, Inc., Azteca Production International, Inc., Hubert Guez, Paul Guez and Sweet Sportswear, LLC *(10)

10.26	Third Amendment to Supply Agreement, dated April 27, 2006, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (12)

10.27	Second Amendment to the Distribution Agreement, dated April 27, 2006, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (12)

10.28	Fourth Amendment to Supply Agreement, dated August 1, 2006, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (13)

10.29	Third Amendment to the Distribution Agreement, dated August 1, 2006, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (13)

10.30	Amendment to Factoring Agreement, dated as of July 31, 2006, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (13)

10.31	Amendment to Factoring Agreement, dated as of September 30, 2006, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (14)

10.32	Waiver to Factoring Agreement, dated as of October 31, 2006, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (14)

Exhibit No.	Description
10.33	Waiver to Factoring Agreement, dated as of January 31 2007, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (15)

10.34	Note Conversion Agreement, dated as of January 31, 2007, by and between Cygne Designs, Inc. and Serge Kraif* (16)

21.	Subsidiaries of Cygne Designs, Inc. *(15)

31.1	Certification of Principal Executive Officer *(15)

31.2	Certification of Principal Financial Officer *(15)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 *(15)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 * (15)

99.1	Revised Audit Committee Charter of the Audit Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.2	Charter of the Compensation and Stock Option Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.3	Charter of the Nominating and Corporate Governance Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company no November 29, 2005 * (5)

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the following documents:
(1)	Company’s 8-K filed on August 4, 2005
(2)	Company’s 8-K filed on September 22, 2005
(3)	Company’s 8-K filed on October 21, 2005
(4)	Company’s Form 10-Q filed on December 15, 2005
(5)	Company’s 8-K filed on December 5, 2005
(6)	Company’s 8-K filed on January 5, 2006
(7)	Company’s 8-K filed on January 26, 2006
(8)	Company’s Annual Report on Form 10-K filed May 1, 2006
(9)	Company’s 8-K filed on April 6, 2006
(10)	Company’s 8-K filed on May 17, 2006

Exhibit No.	Description
(11)	Company’s 8-K filed on July 27, 2006

(12)	Company’s Form 10-Q filed on June 14, 2006

(13)	Company’s Form 10-Q filed on September 14, 2006

(14)	Company’s Form 10-Q filed on December 19, 2006

(15)	Filed herewith

(16)	Company’s Form 8-K filed on February 15, 2007

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

(b) Reports on Form 8-K

Date	Item	Event
December 4, 2006 (8-K)	4.02 (a)	Non-Reliance on Previously Issued Financial Statements or a Related Report or Completed Interim Review
December 20, 2006 (8-K)	2.02,9.01	Announcement of financial results for the third quarter and nine month period ended October 31, 2006
December 22, 2006 (8-K)	8.01	Diversified Apparel Note transferred to third party effective November 1, 2006

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

Date: May 1, 2007

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

Signature	Title	Date
/s/ Bernard M. Manuel Bernard M. Manuel	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)	May 1, 2007

/s/ Roy E. Green Roy E. Green	Senior Vice President, Chief Financial Officer, and Treasurer (principal financial and accounting officer) and Secretary	May 1, 2007

/s/ James G. Groninger James G. Groninger	Director	May 1, 2007

/s/ Michel Collet Michel Collet	Director	May 1, 2007

/s/ Guy Kinberg Guy Kinberg	Director	May 1, 2007

Cygne Desi gns, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheet of Cygne Designs, Inc. and Subsidiaries as of January 31, 2007 and 2006, and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the two years in the period ended January 31, 2007. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries as of January 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the year ended January 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California

April 25, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cygne Designs, Inc.

We have audited the accompanying related consolidated statements of operations, stockholders’ equity and cash flows of Cygne Designs, Inc. and Subsidiaries for the year ended January 29, 2005. Our audit also included the financial statement schedule listed in the Index on page F-1 for the year ended January 29, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements of Cygne Designs, Inc. and Subsidiaries referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York

April 8, 2005

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	January 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,709	$977
Trade accounts receivable	1,621	70
Due from factor, net of allowances for customer chargebacks and trade discounts of $1,510 (2007) and $1,962 (2006)	9,758	15,443
Due from related parties, net	187	—
Inventories	1,937	4,489
Marketable securities	65	23
Other receivables and prepaid expenses	175	306

Total current assets	15,452	21,308
Property, plant and equipment, net	619	724
Intangible assets, net of accumulated amortization of $2,832 (2007) and $896 (2006)	4,537	2,475
Goodwill	72,877	66,576
Deposits	68	68

Total assets	$93,553	$91,151

Liabilities and Stockholders’ Equity
Current liabilities:
Advances from factor	$9,542	$15,887
Current portion of long term note payable	4,715	729
Due to related parties, net	—	550
Accounts payable	531	1,524
Accrued expenses	982	967
Income taxes payable	692	585

Total current liabilities	16,462	20,242
Secured subordinated promissory note payable	25,202	28,420
Deferred taxes	2,471	785

Total liabilities	44,135	49,447

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized: 26,462,109 and 24,454,459 shares issued and outstanding, at January 31, 2007 and January 31, 2006, respectively	265	245
Paid-in capital	168,601	161,046
Deferred compensation	—	(255)
Accumulated other comprehensive income (loss)	25	(17)
Accumulated deficit	(119,473)	(119,315)

Total stockholders’ equity	49,418	41,704

Total liabilities and stockholders’ equity	$93,553	$91,151

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Year Ended
	January 31, 2007	January 31, 2006	January 29, 2005
Net sales	$118,816	$58,453	$28,960
Cost of goods sold (1)	93,342	46,339	25,133

Gross profit	25,474	12,114	3,827
Selling, general and administrative expenses (1)	16,619	11,174	3,246
Depreciation and amortization	2,070	997	66
Provision for restructuring	—	102	—

Income (loss) from continuing operations before interest, other expense and income taxes	6,785	(159)	515
Interest income	—	(22)	(14)
Interest expense including amortization of debt discounts (1)	5,033	5,034	159
Other expense	—	175	26

Income (loss) from continuing operations before income taxes	1,752	(5,346)	344
Provision for income taxes	1,910	820	3

(Loss) income from continuing operations	(158)	(6,166)	341
Loss from discontinued operation, net	—	—	(28)

Net (loss) income	$(158)	$(6,166)	$313

(Loss) income per share-basic and diluted from continuing operations	$(0.01)	$(0.34)	$0.03
(Loss) per share-basic and diluted from discontinued operation	—	—	—

Net (loss) income per share-basic and diluted	$(0.01)	$(0.34)	$0.03

Weighted average common shares outstanding:
Basic	25,913	17,861	12,438

Diluted	25,913	17,861	12,443

(1) Related Parties amounts include the following line items:

	Year Ended
	January 31, 2007	January 31, 2006	January 29. 2005
Cost of goods sold	$85,410	$28,424	$—
Selling, general and administrative expenses	$4,021	$3,766	$—
Interest expense	$1,410	$1,120	$—

See accompanying note

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at February 1, 2004	12,438	$124	$120,918	$—	$(78)	$(113,462)	$7,502

Net income	—	—	—	—	—	313	313
Unrealized (loss) on marketable securities	—	—	—		(126)	—	(126)

Reclassification adjustment for realized losses included in net income	—	—	—	—	26	—	26

Comprehensive income	—	—	—	—	—	—	213

Balance at January 29, 2005	12,438	124	120,918	—	(178)	(113,149)	7,715

Net (loss)	—	—	—	—	—	(6,166)	(6,166)
Unrealized (loss) on marketable securities	—	—	—	—	(14)	—	(14)

Reclassification adjustment for realized losses included in net income	—	—	—	—	175	—	175

Comprehensive loss	—	—	—	—	—	—	(6,005)

Exercise of stock options	28	2	12	—	—	—	14
Issuance of common stock as part of acquisition purchase price	10,500	105	32,340	—	—	—	32,445
Stock issued in conversion of related party note	1,429	14	7,486	—	—	—	7,500
Issuance of restricted stock to directors	60	—	290	(291)	—	—	(1)
Amortization of restricted stock	—	—	—	36	—	—	36

Balance at January 31, 2006	24,455	245	161,046	(255)	(17)	(119,315)	41,704

Net (loss)	—	—	—	—	—	(158)	(158)
Unrealized gain on marketable securities	—	—	—	—	42	—	42

Comprehensive loss	—	—	—	—	—	—	(116)
Issuance of common stock as part of acquisition purchase price	2,000	20	7,660	—	—	—	7,680
Exercise of stock options	7	—	1	—	—	—	1
Stock based compensation	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	145	—	—	—	145
Adoption of FAS 123R	—	—	(255)	(255)	—	—	—

Balance at January 31, 2007	26,462	$265	$168,601	$—	$25	$(119,473)	$49,418

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	January 31, 2007	January 31, 2006	January 29, 2005
Operating activities
Net (loss) income	$(158)	$(6,166)	$313
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred income tax provision	1,686	785
Depreciation and amortization of property, plant and equipment	132	292	330
Amortization of intangible assets	1,938	896	—
Loss on impairment of long-lived assets	—	978	—
Write-off of leasehold improvements	27	—	—
Amortization of debt discounts	2,268	3,460	—
Allowance for customer chargebacks and trade discounts	(452)	1,962	—
Non-cash stock compensation	149	36	—
Reversal of tax reserves	(32)	(11)	(12)
Loss on marketable securities	—	175	26
Changes in operating assets and liabilities:
Non-factored trade accounts receivable	(1,551)	767	(837)
Due from factor	6,137	(17,405)	1,775
Inventories	2,552	(1,782)	(501)
Other receivables and prepaid expenses	131	(14)	(12)
Deposits	—	(24)	10
Due (from) to related parties	(4,487)	300	—
Accounts payable	(993)	1,162	(261)
Accrued expenses	4	417	(297)
Income taxes payable	139	30	(12)

Net cash provided by (used in) provided by operating activities	7,490	(14,142)	522

Investing activities
Purchase of the denim business from Diversified Apparel LLC	(250)	(4,199)	—
Purchase of private label division from Innovo Group Inc.	(110)	—	—
Purchase of property, plant and equipment	(54)	(158)	(292)

Net cash used in investing activities	(414)	(4,357)	(292)

Financing activities
Proceeds from exercise of stock options	1	14	—
Advances from factor	86,928	50,364	—
Repayments of advances to factor	(93,273)	(34,477)	—

Net cash (used in) provided by financing activities	(6,344)	15,901	—

Net increase (decrease) in cash and cash equivalents	732	(2,598)	230
Cash and cash equivalents at beginning of year	977	3,575	3,345

Cash and cash equivalents at end of year	$1,709	$977	$3,575

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended
	January 31, 2007	January 31, 2006	January 29, 2005
Supplemental Disclosures of Cash Flow Information
Income taxes paid	$120	$16	$27

Interest paid	$1,355	$455	$131

Non-cash transactions recognized in connection with the acquisition of the private label division of Innovo Group, Inc.
Issuance of two million shares of common stock	$7,680	$—	$—

Assumption of debt to related party	$2,500	$—	$—

Accrued transaction costs	$11	$—	$—

Non-cash transactions:
Unrealized gain on marketable securities	$42	$14	$—

Issuance of restricted stock	$—	$291	$—

Principal payment offset against amount due from Diversified Apparel	$1,500	$—	$—

Interest payment offset against amount due from Diversified Apparel	$2,530	$—	$—

Non-cash transactions recognized in connection with the acquisition of the denim business from Diversified Apparel:
Issuance of secured promissory note payable, net of discount of $14.2 million	$—	$33,300	$—

Note converted to common shares	$—	$7,500	$—

Issuance of 10.5 million shares of common stock	$—	$32,445	$—

Deferred purchase price consideration, net	$—	$1,639	$—

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2007

1. Significant Accounting Policies

Principal Business Activity

Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively, the “Company”) are a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, casual and career apparel with sales to retailers located in the United States. The Company has two wholly owned subsidiaries, MBS Internacional, S.A., and Cygne Guatemala, S.A.

Fiscal Year-End

Effective October 31, 2005, the Company changed from a thirteen-week quarterly reporting period to a last day of the month quarterly reporting period. This change was made to conform to the quarterly accounting periods of other major apparel companies.

In addition, in 2005 the Company changed its fiscal year-end to January 31. In fiscal years 2004 and prior, the Company’s fiscal year-end was on the Saturday nearest to January 31. Fiscal year refers to the year commencing in that calendar year and ending in January of the following year. Fiscal years as presented have 52 weeks for the years ending January 29, 2005 and approximately 52 weeks and 2 days for the year ended January 31, 2006. The fiscal year ended January 31, 2007 has twelve months.

The modification of the fiscal years did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Cygne and its subsidiaries. All inter-company balances and transactions were eliminated in consolidation.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (“SFAS No. 109)." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has recorded a valuation allowance against the net deferred tax asset due to the Company’s history of losses and near break-even results. However, should the Company conclude that utilization of deferred tax assets is more likely than not, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. The deferred tax asset is net of deferred tax liabilities other than deferred tax liabilities originating from the Company’s taxable business combinations that resulted in tax-deductible goodwill. In these instances, deferred tax liabilities accumulate over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. These deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, these deferred tax liabilities are not netted against the Company’s net deferred tax asset in determining the valuation allowance.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

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

Segment Information

Based on the criteria in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in one segment of the apparel market: women’s denim, casual, and career apparel.

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

January 31, 2007

1. Significant Accounting Policies (continued)

Marketable Securities

The Company’s marketable securities are comprised of public corporate securities. All investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses are included as a separate component of stockholders’ equity, except when a decline in the value of a security is believed to be other than temporary.

Fair Value of Financial Instruments

Carrying amounts of certain financial instruments of the Company, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities. The fair value of amounts due to/from related parties is not known based on the related party nature of these amounts. The fair value of the secured subordinated promissory note payable at January 31, 2007 and 2006 is believed to approximate its carrying value as the note’s face amount was reduced to reflect a market rate of interest based upon a third-party valuation at inception.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Depreciation and Amortization

Depreciation of property, plant and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life or the term of the related lease.

Intangible assets are amortized over the estimated lives, ranging from three months to five years, using the straight-line method.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

1. Significant Accounting Policies (continued)

Impairment of Long-Lived and Intangible Assets

Long-lived assets consist of property, plant and equipment and intangible assets including goodwill. Intangible assets are comprised of trademarks, costs to create product lines, and the value of existing purchase orders acquired in the Acquired Business and Innovo Acquisition. These acquisitions are described in Note 2 to the Notes to Consolidated Financial Statements. In accordance with Statement of Financial Accounting Standards No. 142,, Goodwill and Other Intangible Assets, (“SFAS No.142”), the Company assesses the impairment of identifiable intangibles and goodwill at least annually in the case of goodwill, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•	Significant negative industry or economic trends.

When the Company determines that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures goodwill impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Based on the Company’s annual assessment, no impairment of identifiable intangibles and goodwill was noted as of January 31,2007. The Company measures impairment on long-lived assets on the cash flow method. The Company did record an impairment charge of $27,000 during the year ended January 31, 2007.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes allowances for customer chargebacks and trade discounts. Such reserves amounted to $1,510,000 and $1,962,000, at January 31, 2007 and January 31, 2006, respectively.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

1. Significant Accounting Policies (continued)

Cost of Goods Sold

Cost of goods sold includes costs of finished products purchased from Diversified Apparel Resources LLC (“Diversified Apparel”), pursuant to the Supply and Distribution Agreement (Note 11), and costs of products manufactured in the Company’s Guatemalan facility. Manufacturing costs of products manufactured in the Company's Guatemala facility are comprised of raw materials and raw material special treatments, custom duties, freight, direct labor and manufacturing overhead.

Selling, General and Administrative Expenses

Selling general and administrative expenses (“SG&A”) include expenses related to compensation, selling commissions, travel and entertainment, samples, rent, office expenses, professional fees, insurance, restrictive covenant fees, factor fees, director fees and other public company expenses. All of the Company’s distribution expenses during the year ended January 31, 2007 were incurred under the Distribution Agreement with Diversified Apparel, as described in Note 11 to the Notes to Consolidated Financial Statements.

In the year ended January 31, 2006, SG&A included $978,000 of an impairment loss on the aggregate value of the facility in Guatemala. No additional impairment loss was recorded in the year ended January 31, 2007.

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred and included in the category of SG&A. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of operations amounted to approximately $1,036,000 and $650,000 for the years ended January 31, 2007 and January 31, 2006, respectively. There were no such costs in the year ended January 29, 2005.

Interest Expense

For the years ended January 31, 2007 and 2006, interest expense is comprised of interest payable on the secured subordinated promissory note, interest on advances from factor, and amortization of the discount on the secured subordinated promissory note and, for the year ended January 31, 2006, the deferred acquisition purchase price for the acquisition of the Acquired Business. For the year ended January 29, 2005, interest expense was comprised of factor fees factor early termination fees and the amortization of deferred financing cost.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the U.S. Dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

1. Significant Accounting Policies (continued)

Net Income (Loss) Per Share

The following is an analysis of the differences between basic and diluted outstanding shares in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	(In thousands )
	Year Ended
	January 31, 2007	January 31, 2006	January 29, 2005
Weighted average common shares outstanding	25,913	17,861	12,438
Effect of dilutive securities: Stock Options	—	—	5

Weighted average common shares outstanding and common shares equivalents	25,913	17,861	12,443

Outstanding options for 500 and 8,150 shares at January 31, 2007 and 2006 were omitted from the diluted shares computation, as their impact would have been anti-dilutive as the Company had a net loss for these years.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gain (loss) on marketable securities for the years ended January 31, 2007, January 31, 2006, and January 29, 2005.

Stock Based Compensation

Effective February 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS 123R which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of SFAS No. 123R did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, future periods could be impacted, depending on the number and nature of grants of equity instruments to employees.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

1. Significant Accounting Policies (continued)

Stock Based Compensation (continued)

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based employee compensation plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of the grant. No options were granted in the years ended January 31, 2007, January 31, 2006 and January 29, 2005.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 became effective for the Company for fiscal year ended January 31, 2007. The adoption of SFAS No. 154 did not have an impact on Cygne’s financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. This statement becomes effective for the Company’s annual reporting period that begins in February 2007. The Company does not anticipate that the adoption of FIN 48 will have a material impact on Cygne’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement becomes effective for the Company’s annual reporting period that begins in February 2008. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on Cygne’s financial condition, results of operations or cash flows.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

2. Acquisitions

Acquisition of the Private Label Division from Innovo Group, Inc. (“Innovo Acquisition”)

On May 12, 2006, the Company, Innovo Group Inc, (“Innovo”), and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo, closed the transaction contemplated by an Asset Purchase Agreement entered into on March 31, 2006. Azteca Productions International, Inc. (“Azteca Productions”) was a party to certain ancillary agreements related to the Asset Purchase Agreement because it was an interested party in the transaction. Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the Asset Purchase Agreement, Innovo sold the Company certain assets related to its private label apparel division. Innovo purchased these assets from Azteca Productions in July 2003 pursuant to an asset purchase agreement referred to as the Blue Concept Asset Purchase Agreement.

Cygne’s primary purpose for the purchase was to diversify its business. Cygne accounted for this transaction as a purchase.

The assets acquired by the Company included the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, Cygne assumed certain liabilities associated with the private label division, including the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with the private label division’s outstanding purchase orders and inventory scheduled in the Asset Purchase Agreement, and the obligations to continue to pay the earn-out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities was $2,500,000, which excluded the remaining unpaid principal amount of the original promissory note of $7.9 million, which was paid through the issuance of shares of Cygne’s common stock, as described below, and any amounts which might be owed under the earn-out. No amounts were due under the earn-out agreement.

The Asset Purchase Agreement contained customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and post-closing covenants.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

2. Acquisitions (continued)

In connection with the Asset Purchase Agreement, the Company entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Mr. Hubert Guez, Mr. Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo Acquisition, on May 12, 2006 the Company issued 1,000,000 shares of its common stock to each of Mr. Hubert Guez and Mr. Paul Guez, for an aggregate issuance of 2,000,000 shares, in lieu of assuming the remaining $7.9 million outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by Cygne. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to the Company in the event that the Company’s common stock is traded on Nasdaq (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the lock-up period. The Company’s shares did not reach the average target price and the shares were released from escrow to Paul Guez and Hubert Guez.

As of May 12, 2006, Mr. Hubert Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 49.03% of the shares of Cygne’s common stock. In addition, Mr. Hubert Guez (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Sportswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources, LLC. AZT International, S.A. de C.V is a 100% subsidiary of Azteca Production International, Inc.

As of May 12, 2006, Azteca Production International, Inc. may be deemed the beneficial owner of approximately 12.7% of Innovo Group Inc. common stock. Mr. Hubert Guez may be deemed to have the sole power to direct the voting and disposition of approximately 5.9% of Innovo Group Inc. common stock.

The purchase price comprised of the following:

($ in thousands)
Issuance of 2,000,000 shares of Cygne Common Stock at $3.84 per share	$7,680
Assumption of liability to Diversified Apparel Resources LLC	2,500
Transaction costs ($110 was paid prior to January 31, 2007 and $11 remains in accrued liabilities)	121

Total Purchase Price	$10,301

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

2. Acquisitions (continued)

The purchase price was allocated as follows.

($ in thousands)
Intangible assets—customer relationships, $400 amortized over 3 months and $3,600 over 3 years	$4,000
Excess purchase price allocated to goodwill	6,301

$10,301

Goodwill and Intangible Assets

The amortization of the intangible assets for the year ended January 31, 2007 was $1,253,000. The following table sets forth the annual amortization expense over the remaining life of the intangible assets. Under the purchase method of accounting, the amount of the purchase price, including transaction costs, that exceeded the fair value of the intangible and other long-lived assets acquired was $6,301,000, and is deductible for tax purposes. The allocation of the purchase price was based upon a valuation report prepared by a third-party.

Year Ended January 31:
2008	1,200,000
2009	1,200,000
2010	347,000

$2,747,000

Acquisition of the denim apparel business from Diversified Apparel Resources LLC. (“Acquired Business”)

On July 31, 2005, Cygne, Commerce Clothing Company LLC (whose name was subsequently changed to Diversified Apparel Resources, LLC [“Diversified Apparel”]), and the members of Diversified Apparel including Mr. Hubert Guez, Diversified Apparel’s managing member and Chief Executive Officer, entered into an asset purchase agreement (the “Agreement”), and simultaneously closed the transactions contemplated thereby, providing for the purchase by Cygne from Diversified Apparel of the assets (the “Assets”) used in Diversified Apparel’s business of the designing, merchandising and wholesaling of branded and private label denim apparel (the “Acquired Business”), which includes, among other things, all of Diversified Apparel’s (i) tangible personal property, (ii) open purchase orders, (iii) New York showroom leases (for the property located on the fourth floor of 215 West 40th Street) and (iv) trademarks and intellectual property associated with the Acquired Business. Cygne accounted for this transaction as a purchase.

In consideration for the Assets, Cygne (i) issued to Diversified Apparel 10.5 million shares of its Common Stock, $0.01 par value per share, (ii) issued to Diversified Apparel a secured subordinated promissory note (the “Note”) in the principal amount of $47.5 million, (iii) paid $2 million in cash at the Closing and (iv) agreed to pay to Diversified Apparel $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing August 2005. On January 3, 2006, the Company and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 principal amount of the Note to Diversified Apparel into 1,428,571 shares of the Company’s common stock at the rate of $5.25 per share.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

2. Acquisitions (continued)

The purchase price consideration is comprised of the following:

($ in thousands)
Issuance of 10,500,000 shares of Common Stock, par value $0.01, at the average market price of $3.09 per share at July 31, 2005	$32,445
Issuance of Note for $47,500,000 net of discount of $14,200,000 (1)	33,300
Cash at closing	2,000
Deferred purchase price, net of discount of $111,000	1,639
Transaction costs	731

Total purchase price	$70,115

The purchase price was allocated as follows:

(In thousands)
Property, plant and equipment	$156
Lease deposits	13
Trademarks	1,890
Product lines	930
Customer relationships	550
Goodwill	66,576

$70,115

(1)	The Company recorded the fair value of the note at $33,300,000, which is a $14,200,000 discount from the $47,500,000 face value of the Note. The discount to the Note is being amortized to interest expense over the term of the Note (7 years), using the interest method. Estimated amortization expense over the remaining life of the Note is shown in the table below. The Note discount expense for the year ended January 31, 2007 and 2006 was $2,268,000 and $3,348,000, respectively.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

2. Acquisitions (continued)

The following table sets forth the Note discount expense to be amortized to interest expense over the remaining life of the Note:

Year Ended January 31:
2008	2,786,000
2009	2,524,000
2010	2,047,000
2011	1,172,000
2012	55,000

$8,584,000

Goodwill and Intangible Assets

The allocation of the excess of the purchase price made to intangibles and other long-lived assets consists of: (i) trademarks for $1,890,000 to be amortized over 5 years, (ii) cost to create product lines for $930,000 to be amortized over 3 years and (iii) value of customer relationships for $550,000 to be amortized over 3 months and (iv) other long-lived assets of $168,000. The total amortization for the year ended January 31, 2007 and 2006 is $684,000 and $896,000, respectively. Estimated amortization expense for remaining life of the intangible assets is shown in the table below. Under the purchase method of accounting, the amount of the purchase price, including transaction costs, that exceeded the fair value of the intangible and other long-lived assets acquired was $66,576,000, and is deductible for tax purposes. The allocation of the purchase price was based upon a valuation report prepared by a third-party.

The following table sets forth the additional annual amortization expense for intangible assets:

Year Ended January 31:
2008	686,000
2009	533,000
2010	378,000
2011	190,000

$1,790,000

Goodwill and Intangible Assets Summary for both Acquisitions

The goodwill for the Innovo Acquistion was $6,301,000 and for the Acquired Business was $66,576,000 for a total of $72,877,000.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

2. Acquisitions (continued)

The amortization of the intangible assets for the Innovo Acquisition for the year ended January 31, 2007 was $1,253,000 and for the Acquired Business for the year ended January 31, 2007 and 2006 was $684,000 and $896,000, respectively. The total amortization for year ended January 31, 2007 and 2006 was $1,938,000 and $898,000, respectively. The following table sets forth the annual amortization over the remaining life of the intangible assets for both acquisitions.

Year Ended January 31:
2008	1,886,000
2009	1,735,000
2010	724,000
2011	193,000

$4,538,000

Registration Rights Agreement

In connection with the acquisition of Diversified Apparel, Cygne entered into a Registration Rights Agreement to register the resale of 10,500,000 shares issued to Diversified Apparel in the connection with the acquisition of the Acquired Business. Cygne had the obligation to have this Registration Statement declared effective no later than February 2, 2006. Cygne has been granted extensions by Diversified Apparel to have the Registration Statement declared effective by May 31, 2007. If the Company does not have the Registration Statement declared effective, as required by the Registration Rights Agreement, the Company will owe cash liquidated damages to Diversified in the amount of 0.05% of the value of the registrable securities held by Diversified at each event date, as defined.

Pro-forma Statements of Operations

The condensed unaudited pro forma condensed combined statements of operations for the years ended January 31, 2007 and January 31, 2006 give effect to the July 31, 2005 acquisition of the Acquired Business and the May 12, 2006 consummation of the Innovo Acquisition as if the transactions occurred on February 1, 2005, the first day of Cygne’s fiscal year. Both acquisitions were accounted for using the purchase method of accounting.

The pro forma adjustments to the statement of operations for the years ended January 31, 2007 and January 31, 2006 combine the pro forma Acquired Business adjustments with the pro forma Innovo Acquisition adjustments.

The Acquired Business pro forma adjustments include the adjustment of the historical gross profit to the contractual gross profit which is defined in Cygne’s supply agreement with Diversified Apparel, adjustment of historical distribution and occupancy costs to the contractual cost as defined in Cygne’s distribution agreement with Diversified Apparel, the recording of the expense under the restrictive covenant agreement with Hubert Guez, the recording of the amortization of the intangible assets, recording of the deferred tax liability and the adjustment to reflect the interest expense to include the amortization of debt discount expense on the secured subordinated promissory note issued in connection with the acquisition of the Acquired Business. The intangible assets include values for trademarks, costs to create product lines and value for customer relationships.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

2. Acquisitions (continued)

The Innovo Acquisition pro forma adjustments include the elimination of the historical building occupancy costs, the adjustment of the historical amortization of intangibles to the amortization of Cygne’s intangibles, the recording of the deferred tax liability and the elimination of the Innovo Acquisition impairment of goodwill which was recorded on the financial statements of Innovo Group Inc,

The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the combinations been in effect during these periods or which might be reported in the future. The unaudited pro forma financial information includes expenses allocated by Innovo Group Inc. to the Innovo Acquisition which may not be indicative of future results which will include actual expenses.

	(In thousands, except per share amounts)
	Year Ended January 31
	2007	2006
	Pro forma	Pro forma
Net sales	$138,796	171,522
Net loss	$(262)	$(200)
Net loss per share—basic and diluted	$(0.01)	$(0.01)

3. Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The related unrealized holding gains and losses are excluded from operations and recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets. At January 31, 2007 and January 31, 2006, the gross unrealized gain (loss) was approximately $42,000 and ($17,000), respectively. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in other expense. During the year ended January 31, 2006, the Company recorded a charge related to a decline determined to be other than temporary of $175,000, arising from consistent and substantial declines in the market value of the securities since purchased, as reflected in the public markets.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

Marketable Securities (continued)

The following table summarizes the marketable securities as of January 31, 2007 and January 31, 2006.

	Cost or Amortized Cost	Gross Unrealized Gain/(Loss)	Gross Recorded Gain/(Loss)	Estimated Fair Value
Marketable securities, January 31, 2007	$23,000	$42,000	-0-	$65,000
Marketable securities, January 31, 2006	$215,000	$(17,000)	$(175,000)	$23,000

4. Credit Facilities

Effective July 31, 2005, the Company began to use Milberg Factors, Inc. (“Milberg”) for credit administration and cash flow purposes. The Company and Milberg entered into a factoring agreement effective July 31, 2005 which was amended on January 31, 2006 and July 31, 2006 and renewed through July 31, 2007 (the “Factoring Agreement”). The Factoring Agreement automatically is automatically renewed for successive periods of one year unless terminated by the Company by giving 60 days written notice. In addition, Milberg may terminate the Agreement at any time by giving the Company 60 day’s written notice.

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

Cygne estimates the allowances for customer chargebacks and trade discounts to be applied against its factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of January 31, 2007 and 2006, Cygne had reserved approximately $1,510,000 and $1,962,000, respectively, for allowances for customer chargebacks and trade discounts.

Milberg’s basic factoring charge is 0.55% of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, 0.45% of the next $25,000,000 of receivables factored by Milberg in any contract year, and 0.40% of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The Factoring Agreement contains covenants with respect to working capital and net worth. The revised working capital (as defined) had to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) had to be at least $2 million for the period from January 31, 2006 through April 30, 2006, at least $3 million thereafter. Cygne was in compliance with all working capital and tangible net worth covenants at January 31, 2006. An amendment with an effective date of September 30, 2006 provided that working capital at October 31, 2006 had to be at least $2,000,000. Cygne was in default with the working capital covenant and the tangible net worth covenant at January 31, 2007 for which Cygne obtained a waiver from Milberg at January 31, 2007.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

4. Credit Facilities (continued)

The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the year ended January 31, 2007 were approximately $479,000. The maximum revolving amount is $25,000,000. At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to Cygne. In addition, upon Cygne’s request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to Cygne’s credit on Milberg’s books in excess of a reserve for known future chargebacks from all customers.

Advances from Milberg are repayable on demand. The maximum advances are the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers or $25,000,000. Advances from Milberg at January 31, 2007 and 2006 were approximately $9,542,000 and $15,887,000, respectively. Interest paid to Milberg for the year ended January 31, 2007 and 2006 was approximately $1,355,000 and $455,000, respectively.

Milberg may charge interest on any monies remitted or otherwise advanced or charged to Cygne’s account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at January 31, 2007 was 8.25%) As security for all of Cygne’s obligations to Milberg, including advances made by Milberg to Cygne, Cygne granted to Milberg a continuing security interest in substantially all of its property.

In connection with the Factoring Agreement, Hubert Guez guaranteed Cygne’s obligations to Milberg up to $1,000,000, plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owed to Diversified Apparel by Cygne until all of Cygne’s obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

4. Credit Facilities (continued)

Due from factor, net of factor advances and allowances for chargebacks and trade discounts, as shown on the balance sheets are summarized below. Factored receivables of $11,268,000 and $17,405,000 at January 31, 2007 and 2006, respectively, are without recourse.

	(In thousands)
	January 31,
	2007	2006
Outstanding factored receivables	$11,268	$17,405
Less, allowances for chargebacks and trade discounts	1,510	1,962

Due from factor, net of allowances for chargebacks and trade discounts	9,758	15,443
Less, advances from factor	9,542	15,887

Due from (to) factor net of factor advances and reserves for chargebacks and trade discounts	$216	$(444)

The average factor advances for the year ended January 31, 2007 and 2006 were approximately $14,494,000 and $11,361,000, respectively, and the highest advance were approximately $25,274,000 and $15,851,000, respectively.

5. Inventories

Inventories consist of the following:

	(In thousands)
	January 31, 2007	January 31, 2006
Raw material and work-in-process	$389	$1,140
Finished goods	1,548	3,349

Total	$1,937	$4,489

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

6. Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	(In thousands)
	January 31, 2007	January 31, 2006	Estimated Useful Lives
Land	$258	$258
Building and building improvements	117	117	At salvage value
Leasehold improvements	231	278	Life of lease
Equipment, furniture, and fixtures	295	244	3-7 years

	901	897
Less accumulated depreciation and amortization	282	173

	$619	$724

Depreciation and amortization expense for property, plant and equipment was approximately $132,000, $292,000, and $330,000 for the years ended January 31, 2007, January 31, 2006, and January 29, 2005, respectively.

Depreciation of equipment, furniture and fixtures is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded a 100% impairment charge against its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value, not subject to depreciation, for its building and building improvements in its Guatemala facility. Leasehold improvements in the New York showroom of $50,000 which are no longer in use have been written off resulting in a $27,000 impairment expense during the year ended January 31, 2007.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

6. Property, plant and equipment (continued)

In early 2006, the Company retained an independent party to perform a valuation of the fair value of the asset group. Based upon the results of the valuation, the Company has taken an impairment charge of $978,000 based on estimated market value for the asset group, which results in a net carrying value of $375,000 for the asset group. This charge is included in the Company’s statements of operations in the category of selling, general, and administrative expenses for the year ended January 31, 2006.

Net carrying cost of asset group at January 31, 2006	$1,353,000
Impairment loss	978,000

Adjusted carrying value of asset group at January 31, 2006	$375,000

As of January 31, 2007, no additional long-lived assets were determined to be impaired, including goodwill and intangible assets related to the Acquired Business and the Innovo Acquisition.

7. Note Payable

Secured Subordinated Promissory Note (“Note”)

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

Notwithstanding anything to the contrary in the Note, no payment in respect of the indebtedness evidenced by the Note, including any scheduled payment of principal and/or interest or any prepayment, may be made by Cygne, except as expressly permitted pursuant to the Factoring Agreement.

Prior to the transfer of the Note by Diversified Apparel, Cygne’s obligations under the Note were secured by a pledge of the trademarks purchased by Cygne under the Agreement, pursuant to a Security Agreement entered into with Diversified Apparel.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

7. Note Payable (continued)

Note Conversion Agreement

On January 3, 2006, the Company and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 principal amount of the Note to Diversified Apparel into 1,428,571 shares of the Company’s common stock at the rate of $5.25 per share. Accordingly, the Company canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012. The following schedule sets forth required minimum future principal payments required on the Note, as adjusted for the above conversion. Payments will be made on a quarterly basis, commencing October 31, 2006, in ten equal payments of $1,500,000 each, followed by ten equal payments of $2,500,000 each. In connection with the conversion of the $7,500,000 of the Note, a loss on extinguishment (recorded as a component of interest expense) of approximately $2,063,000 was recorded representing the pro-rata unamortized discount.

On October 31, 2006, Cygne made a principal payment of $1.5 million due on the Note through reduction of the amounts owed by Diversified Apparel.

Future minimum principal repayments required under the Note are as follows:

Year Ended January 31:	Principal	Note Discount Amortization	Total Principal Payments
2008(1)	$3,214,000	$2,786,000	$6,000,000
2009	3,476,000	2,524,000	6,000,000
2010	7,953,000	2,047,000	10,000,000
2011	8,832,000	1,168,000	10,000,000
2012	4,945,000	55,000	5,000,000
From time to time when Cygne has funds available(2)	1,500,000	—	1,500,000

	$29,920,000	$8,580,000	$38,500,000

(1)	The current holder of the Note has agreed to deferral of the principal payment due April 30, 2007 pending stockholder consideration of conversion of the Note into shares of Common Stock, a convertible note and warrants, as described below.
(2)	Effective January 31, 2007, the holder of the Note agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds.

Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif, a third party not related to the Company. Effective January 31, 2007, the Company entered into an agreement with Mr. Kraif pursuant to which, if the Company’s stockholders approve:

•	Cygne would issue 8,800,000 shares of the Company’s common stock to Mr. Kraif in payment of $22.0 million of the Note;

•

Cygne would issue a convertible note in the principal amount of $15.0 million that is convertible into shares of the Company’s common stock at a conversion price of $3.50 per share in payment of $15.0 million of the Note, and

•	Cygne would issue to Mr. Kraif a warrant to purchase up to 4,400,000 shares of the Company’s common stock at a price of $3.00 per share.

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was forgiven.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

7. Note Payable (continued)

Future interest payments required under the Note are as follows:

Year Ended January 31:
2008(1)	$1,633,000
2009	1,354,000
2010	997,000
2011	526,000
2012	87,000

$4,597,000

(1)	The holder of the Note has forgiven the interest payment due April 30, 2007 and it is therefore not included in this total.

The Company obtained a third-party valuation to determine the fair value of the Note for the purposes of determining the purchase price of the Acquired Business. As a result, the Company recorded a debt discount of $14,200,000 to reduce the carrying value of the Note to fair value. The discount is being amortized to interest expense over the term of the Note. During the year ended January 31, 2007, $2,268,000 of debt discount amortization was recorded.

The following table sets forth the estimated Note discount expense to be amortized to interest expense over the remaining life of the Note:

Year Ended January 31:
2008	$2,786,000
2009	2,524,000
2010	2,047,000
2011	1,168,000
2012	55,000

$8,580,000

8. Stock Options

Pursuant to an employee Stock Option Plan, as amended, the Company was able to grant to eligible individuals incentive stock options as defined in the Internal Revenue Code (“IRC”) and non-qualified stock options. This plan expired on April 15, 2003. An aggregate of approximately 500 shares of common stock remain reserved for issuance pursuant to options remaining outstanding under the Plan.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

8. Stock Options (continued)

Pursuant to a Stock Option Plan for Non-Employee Directors adopted on April 15, 1993, the Company automatically granted to eligible non-employee directors options to purchase 10,000 shares of Common Stock upon the directors’ initial appointment to the Board of Directors and options to purchase 2,000 shares of Common Stock on each individual director’s anniversary date from initial appointment. Options granted under the Directors’ Plan did not qualify as incentive stock options under the IRC. The options had an exercise price of 100% of fair market value on the date of grant; have a ten-year term and vest, pro-rata, over four years. This plan expired on April 15, 2003.

On January 20, 2006, the stockholders of Cygne approved the Company’s 2006 Incentive Plan (the “Plan”) to enable the Company to attract, motivate, reward, and retain key personnel through the use of equity-based and cash incentive compensation awards. Subject to adjustment for recapitalization events, a total of 3,000,000 shares of the Company’s Common Stock may be issued under the Plan, exclusive of shares repurchased, forfeited or otherwise canceled. No employee may be granted options to purchase more than 600,000 shares under the Plan in a single calendar year. With respect to performance-based awards not valued by reference to the Company’s Common Stock at date of grant, the maximum amount that may be earned by any employee during any calendar year is $1,000,000. Any unused portion of the annual limitations on awards that may be earned by an employee shall be carried forward on a cumulative basis. No options were granted under the Plan during the year 2006.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

8. Stock Options (continued)

The stock option transactions are summarized for the periods shown below:

	Employee Stock Option Plan			Non-Employee Directors Plan			Other Employee Stock Option Arrangements			Total Number of Shares
	Number of Shares	Exercise Price Range	Weighted- Average Exercise Price	Number of Shares	Exercise Price Range	Weighted- Average Exercise Price	Number of Shares	Exercise Price Range	Weighted- Average Exercise Price
Options outstanding at January 31, 2004	95,000	$0.31-$13.88	$2.00	20,000	$0.08-$23.50	$3.70	60,000	$2.00	$2.00	175,000
Options canceled in 2004	(34,000)	$2.00-$13.88	$3.00	(2,000)	$23.50	$23.50	(60,000)	$2.00	$2.00	(96,000)

Options outstanding at January 29, 2005	61,000	$0.31-$ 2.00	$1.45	18,000	$0.08-$10.00	$1.50	—			79,000
Options canceled in 2005	(41,000)	$2.00	$2.00	(2,000)	$10.00	$10.00	—			(43,000)
Options exercised in 2005	(20,000)	$0.31	$0.31	(7,850)	$0.16-$ 1.75	$0.30	—			(27,850)

Options outstanding at January 31,2006	—			8,150	$0.08-$ 0.23	$0.13	—			8,150
Options exercised in 2006	—			(7,650)	$0.08-$ 0.23	$0.15	—			(7,650)

Options outstanding at January 31, 2007	—			500	$0.13	$0.13	—			500

At January 31, 2007 options exercisable	—			—			—			—

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

9. Stockholders’ Equity

On July 31, 2005, the Company issued 10,500,000 shares as part of the purchase price for the acquisition of the assets used in the branded and private label denim apparel business from Diversified Apparel. The shares were valued at $3.09 a share.

On January 3, 2006, the Company issued 1,428,571 shares of its Common Stock to a related party in a conversion of $7,500,000 of the secured subordinated note payable. The shares were valued at $5.25 a share.

On January 20, 2006, the Company filed an amended and restated certificate of incorporation to increase the aggregate authorized shares to 101,000,000 shares, including 100,000,000 authorized shares of $0.01 par value Common Stock and 1,000,000 authorized shares of Preferred Stock, par value of $0.01 per share.

On January 20, 2006, the Company issued 60,000 shares of restricted Common Stock to directors, subject to vesting over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The shares were valued at $4.85 a share. The shares will also vest in full upon a Change in Control, as defined in the Plan, or upon the termination of the director’s service due to death or disability. In connection therewith, the Company recorded deferred compensation of $291,000, representing the fair value of the shares, which is being amortized over the vesting period. During the year ended January 31, 2006 and January 31, 2007, approximately $36,000 and $145,000, respectively, were amortized upon adoption of SFAS 123R. The unamortized balance of the deferred compensation was reversed into paid-in-capital.

On May 12, 2006, we issued 2,000,000 shares of our common stock as part of the purchase price for the acquisition of the private label division of Innovo Group Inc. The shares were valued at $3.84 a share,

Cygne has filed a registration statement which has not been declared effective for resale by certain of its stockholders an aggregate of 13,928,571 shares of the Company’s common stock. 10,500,000 shares were acquired directly from us by Diversified Apparel in connection with our acquisition of the assets used in the branded and private label denim apparel business from Diversified Apparel. An additional 1,428,571 shares were issued to Diversified Apparel in payment for $7.5 million principal amount of the secured subordinated promissory note issued to Diversified Apparel in connection with the acquisition of the assets used in the branded and private label denim apparel business from Diversified Apparel. 1,000,000 shares were also issued to each of Paul Guez and Hubert Guez, respectively, in connection with our acquisition of certain assets of Innovo, The selling stockholders (other than Diversified Apparel and Paul Guez) are members of Diversified Apparel who received their shares as a distribution from Diversified Apparel and, in the case of Hubert Guez, in connection with our acquisition of certain assets from Innovo.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

10. Concentrations of Risk

For the years ended January 31, 2007, January 31, 2006 and January 29, 2005, sales to New York & Company, Inc. accounted for approximately 4%, 32% and 82%, respectively, of Cygne’s net sales. For the year ended January 31, 2006, sales to JC Penney and Kohl’s accounted for 21% and 18%, respectively, of Cygne’s net sales. For the year ended January 31, 2007, sales to JC Penney, Kohl’s, Target Stores and American Eagle Outfitters accounted for 16%, 14%, 15% and 27%, respectively, of Cygne’s net sales.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries). The occurrence of certain of these factors in Guatemala, where Cygne owns a manufacturing facility, could result in the impairment or loss of the Company’s investment located in this country. In the year ended January 31, 2006, Cygne recorded a 100% impairment charge with respect to its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value of $375,000 for the building and building improvements. Cygne cannot assure you that it will be able to realize the salvage value recorded or that it may not have additional losses due to severance and other obligations.

11. Related Party Transactions

Cygne has entered into agreements at July 31, 2005, as subsequently amended, with companies controlled by its largest shareholder, Hubert Guez. See Note 2 for further information.

Under the terms of the Supply Agreement, as amended: AZT International S. de R.L. de C.V. (“AZT’), an affiliate of Mr. Guez, manufactures branded and private label denim apparel for Cygne in Mexico at specified gross margins to Cygne. Pursuant to the Supply Agreement, AZT ships its manufactured apparel to the United States and invoices Diversified Apparel, an affiliate of Mr. Guez. Diversified Apparel retains the physical risk of loss while the inventory is in its possession and invoices Cygne for the apparel once it has been shipped to Cygne’s customers. At the end of each month, Diversified Apparel invoices Cygne for the apparel it has on hand that Cygne estimates that it will ship to its customers in the subsequent month. The apparel purchased from Diversified Apparel for the year ended January 31, 2007 was approximately $64,246,000 of which approximately $992,000 is in inventory at January 31, 2007. Cygne is also subject to obsolescence risk.

Cygne will advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requests such advance in writing. The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified, curtail purchases or seek additional working capital funding. At January 31, 2007, outstanding advances to Diversified Apparel were approximately $1,890,000.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

11. Related Party Transactions (continued)

The Distribution Agreement: Diversified Apparel provides distribution and operating services including occupancy costs for Cygne. The distribution agreement cost for the year ended January 31, 2007 and 2006 was $2,934,000 and $1,672,000, respectively. In addition, the cost of the packing materials purchased from Diversified Apparel for the years ended January 31, 2007 and 2006 was $284,000 and $193,000, respectively. All amounts are included in Selling, General and Administrative expenses in the statement of operations. Pursuant to the Distribution Agreement, Cygne purchases all of its denim apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel receives this apparel in its United States warehouse and retains the physical risk of loss while the inventory is in its possession. Diversified Apparel invoices Cygne for the apparel that has been shipped to Cygne’s customers. At the end of each month, Diversified Apparel invoices to Cygne the apparel that Cygne estimates that it will ship to its customers in the subsequent month. The apparel purchased from Diversified Apparel under this arrangement for the year ended January 31, 2007 was approximately $19,462,000 and, of which approximately $664,000 is in inventory at January 31, 2007. Cygne is also subject to obsolescence risk.

Restrictive Covenant Agreement: Cygne and Hubert Guez entered into a restrictive covenant agreement whereby Cygne pays Mr. Guez one percent (1%) of net sales, not including non-denim sales to New York & Company, and not including sales of denim apparel resulting from subsequent business acquisitions. The Company recorded a charge of $626,000 for the year ended January 31, 2007. Cash payments of $500,000 and zero were made under this agreement during the years ended January 31, 2007 and 2006, respectively. Cygne’s payable to Mr. Guez at January 31, 2007 was approximately $512,000. This payable is included in Due from Related Parties.

Secured Subordinated Promissory Note: In connection with the acquisition of the denim business from Diversified Apparel, Cygne issued to Diversified Apparel a $47.5 million note bearing interest at 4.7% per annum. On January 3, 2006, the Company and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of principal due under the Note to Diversified Apparel, into 1,428,571 shares of the Company’s common stock. Accordingly, Cygne canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012. On October 31, 2006, the Company made a principal payment of $1.5 million due on the Note. Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif.

The Company recorded interest expense to Diversified Apparel for the years ended January 31, 2007 and 2006 of $1,410,000 and $1,120,000, respectively. This expense does not include the amortization of Note discount.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

11. Related Party Transactions (continued)

Cygne has filed a registration statement which has not been declared effective for resale by certain of its stockholders an aggregate of 13,928,571 shares of our common stock. 11,928,571 shares were acquired by Diversified Apparel directly from us in connection with our acquisition of the branded and private label denim apparel business from Diversified Apparel and the subsequent conversion of $7,500,000 principal amount of a Note and 2,000,000 shares were acquired by Hubert Guez and Paul Guez from us in connection with our acquisition of certain assets of the private label apparel division of Innovo Group, Inc. on May 12, 2006. The selling stockholders (other than Diversified Apparel and Paul Guez) are members of Diversified Apparel who acquired the shares of common stock by distribution from Diversified Apparel. The 13,928,571 shares offered constitute, in the aggregate, approximately 53% of our shares outstanding as of April 16, 2007.

First Finish Inc., an affiliate of Hubert Guez, operates a fabric testing facility in California. The cost for services rendered to Cygne by First Finish Inc. for the year ended January 31, 2007 was $177,000.

Payments to Cygne employees: As part of the Agreement, Cygne, on July 31, 2005, hired approximately fifty employees who worked for Diversified Apparel. On January 1, 2006, the employees had been transferred onto the payroll of Cygne. Cygne has reimbursed Diversified Apparel $1,393,000 during the year ended January 31, 2006 for all costs associated with this group of employees for the period following the acquisition and before the payroll transfer.

Due to Related Parties is comprised of the following amounts.

	(In thousands)
	January 31, 2007	January 31, 2006
Due from Diversified Apparel—amount due under Supply Agreement	$(3,693)	$(1,272)
Due to Diversified Apparel—interest on note	—	1,120
Due to Diversified Apparel—deferred purchase price	—	250
Due to Diversified Apparel—assumption of liability under Innovo Acquisition Agreement	2,500	—
Due to First Finish Inc.	34	66
Due to Mr. Hubert Guez — restricted covenant and earn-out agreement	908	386
Due to Mr. Paul Guez— earn-out fees	64	—

Due (from) to Related Parties	(187)	550
Secured subordinated promissory notes payable, at face amount (1)	—	40,000

Due (from) to Related Parties	$(187)	$40,550

(1)	Transferred to a third party who is not related to us on November 1, 2006

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

11. Related Party Transactions (continued)

The categories of the related party charges are:

		(In thousands)
Statement Placement See below		Year Ended January 31, 2007	Year Ended January 31, 2006
1	Supply Agreement, net of inventory shown in Item 6	$63,254	$20,002
1	Distribution Agreement relating to purchase of imported products, net of inventory shown in Item 6	18,798	8,422
2	Distribution Agreement relating to distribution expenses	2,934	1,672
2	Distribution Agreement relating to the purchasing of packing materials	284	193
2	Restrictive Covenant Agreement	626	386
2	First Finish, Inc.	177	122
2	Charges by Diversified Apparel for employees performing services for Cygne	—	1,393
3	Interest on Secured Subordinated Promissory Note	1,410	1,120
4	Payments to Diversified Apparel for deferred purchase price	—	1,500
5	Common stock issued to Diversified Apparel to reduce secured subordinated promissory note	—	7,500
6	Supply Agreement inventory	992	1,244
6	Distribution Agreement inventory	664	2,114
	Total	$89,139	$45,668

The categories identified above are shown in the financial statement under the following captions.

Statement Placement
1	Cost of goods sold *
2	Selling, general and administrative expenses *
3	Interest expense
4	Reduction of related party expenses prior to January 31, 2006
5	Reduction of secured subordinated promissory note payable
6	Inventories

*	Certain reclassifications were made to amounts presented in 2005 to be consistent with the 2006 presentation.

In addition, as of January 31, 2007, the Company has outstanding short-term purchase order commitments to Diversified Apparel for approximately $31,768,000.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

12. Commitments and Contingencies

Leases

The Company entered into a lease for office space with an expiration date of October 31, 2008. The Company also leases showroom space under three operating leases expiring through October 31, 2008, one of which expired in February 2007.

Minimum future payments under the above leases are as follows:

Year Ended January 31,
2008	$336,000
2009	254,000
2010	2,000

$592,000

Total rent expense under the operating leases from continuing operations for the years ended January 31, 2007, January 31, 2006 and January 29, 2005 was approximately $388,000, $270,000 and $202,000, respectively. Pursuant to the Company’s lease, rent expense charged to operations differs from rent paid because of the effect of free rent periods, landlord reimbursement of leasehold improvement costs and scheduled rent increases. Accordingly, the Company has recorded deferred rent payable of approximately $61,000, and $67,000, respectively, at January 31, 2007 and January 31, 2006, which is included in accrued expenses. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis over the leased term.

Commitments

The Company has an employment agreement with an officer through April 30, 2008. Future minimum aggregate annual payments under this agreement amount to approximately $673,000 in 2007 and $168,000 in 2008, subject to continued employment by the officer. The officer may receive a bonus which would be determined by the Board of Directors. The officer has not received a bonus.

As of January 31, 2007, the Company has outstanding short-term purchase order commitments to a related party for approximately $31,768,000. These commitments are inclusive of the advances under our Supply Agreement, which would be available, if requested, by the related party. In addition, Cygne has short-term purchase order commitments to non-related parties of approximately $545,000.

Litigation

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

13. Income Taxes

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

	(In thousands)
	Year Ended January 31
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$19,097	$20,000
Investment in subsidiaries not currently deductible	1,069	604
Unrealized loss on marketable securities	70	70

	20,236	20,674
Deferred tax liabilities:
Difference between book and tax basis of intangible assets	4,155	4,488

Net deferred tax asset	16,081	16,186
Valuation allowances	(16,081)	(16,186)

Net deferred tax asset after valuation allowances	$0	$0

Deferred tax liability resulting from difference between book and tax basis of goodwill	$(2,471)	$(785)

For financial reporting purposes, income (loss) before income taxes includes the following components:

	(In thousands)
	Year Ended
	January 31, 2007	January 31, 2006	January 29, 2005
Pretax income (loss)
United States	$3,357	$(3,947)	$(190)
Foreign	(1,605)	(1,399)	506

Total	$1,752	$(5,346)	$316

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

13. Income Taxes (continued)

Significant components of the (benefit from) provision for income taxes are as follows:

	(In thousands)
	Year Ended
	January 31, 2007	January 31, 2006	January 29, 2005
Current:
Federal	$56	$0	$0
Foreign	0	0	0
State and local	168	35	3

Total current	$224	$35	$3

Deferred taxes
Federal	$1,433	$667	$—
State	253	118	—

Total	$1,686	$785	$—

Total tax provision	$1,910	$820	$3

The reconciliation of income tax at U.S. federal statutory tax rates to income tax expense is as follows:

	$( in thousands)
	Year Ended
	January 31, 2007		January 31, 2006		January 29, 2005
Tax at U.S. statutory rates	$596	34.0%	$(1,817)	(34.0%)	$107	34.0%
U.S. loss, no benefit provided	—	—	1,342	25.1	65	20.5
Utilization of U.S. net operating loss carryforwards	(1,085)	(62.0)	—	—	—	—
Foreign loss (income) not subject to tax (benefit)	545	31.1	475	8.8	(172)	(54.5)
Tax amortization of goodwill without benefit for book purposes	1,686	96.2	785	14.7	—	—
Reversal of tax accrual	(32)	(1.8)	(11)	(0.2)	(12)	(3.8)
Foreign and state income taxes	200	11.4	46	0.9	15	4.7

	$1,910	109.0%	$820	15.3%	$3	0.9%

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

13. Income Taxes (continued)

As of January 31, 2007, based upon tax returns filed and to be filed, the Company expects to report a net operating loss carryforward for U.S. Federal income tax purposes of approximately $49,000,000. This carryfoward amount reflects the fact that an “ownership change” with respect to the Company’s shares took place on January 3, 2006 for purposes of Section 382 of the U.S. Internal Revenue Code. Based upon the ownership change, the Company estimates that net operating loss carryforwards will be limited to approximately $5,303,000 per year. This ownership change caused a forfeiture of approximately $63.0 million of net operating loss carryforwards for U.S. federal income taxes. If unused, the remaining loss carryfowards will expire in the Company’s taxable years ending in 2011 through 2026. Approximately $23,000,000 of the federal net loss carryforwards will expire as of the end of the taxable year January 2011. The following table sets forth federal net operating loss carryforwards, as adjusted:

Year Generated	Year of Expiration	Federal Net Operating Loss Carryforward
		(In thousands)
1996	2011	$23,000
1997	2012	3,000
1998	2013	8,000
1999	2019	3,000
2000	2020	1,000
2003	2023	2,000
2005	2025	7,000
2006	2026	2,000

		$49,000

As of January 31, 2007, based upon tax returns filed and to be filed, the Company expects to report net operating loss carryforwards for New York State and New York City tax purposes (on a separate company basis) of approximately $39,000,000. If unused, these loss carryforwards will expire as of the end of the Company’s taxable years ending in 2011 through 2026. Approximately $23,000,000 of the Company’s net operating loss carryforwards for New York State and New York City purposes (on a separate company basis) will expire in the taxable year ending January 2011. The ownership change caused a forfeiture of approximately $25.0 million of net operating loss carryforwards for state and local income tax purposes.

The Company has recorded a valuation allowance against the entire deferred tax asset due to the Company’s history of losses and near break-even results. However, should the Company conclude that recoverability is reasonably certain, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

13. Income Taxes (continued)

Tax Audits

In 2001, the Guatemalan Internal Revenue Service commenced an audit of the Guatemalan tax returns filed by JMB Internacional, S.A., the Company’s 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. At January 31, 2007, based upon its knowledge of the status of the issues of the audit, Cygne management provided a tax reserve for this audit of $470,000. There has been no audit activity or inquiries since 2001.

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

14. Employee Benefit Plans

On January 1, 2006 the Company implemented a 401(k) plan (the “2006 401(k) plan”) that permits U.S. employees to make contributions up to the maximum permitted by law. The 2006 401(k) plan contains an employer contribution provision that provides for a Company’s contribution of 10% of the employee’s contribution. The Company’s contribution to the plan for the year ended January 31, 2007 was approximately $12,000 compared to $4,000 for the prior year which consisted of one month only.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 31, 2007

15. Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly financial data for the years ended January 31, 2007 (“2006”) and January 31, 2006 (“2005”).

	(In thousands except per share amounts)
	2006				2005
	Qtr.1	Qtr.2	Qtr.3	Qtr.4	Qtr.1	Qtr.2	Qtr.3	Qtr.4
Net sales	$20,895	$45,116	$32,980	$19,825	$5,555	$4,062	$22,935	$25,901
Gross profit	4,964	9,976	6,379	4,155	632	292	5,290	5,900
(Loss) income before interest, other expense and income taxes	724	3,723	2.645	(307)	(195)	(434)	606	(136)
Interest expense(1)	1,290	1,293	1,436	1,014	—	—	716	4,318

Provision for income taxes	410	440	444	616	5	5	410	400
Net (loss) income	(976)	1,990	765	(1,937)	(191)	(426)	(520)	(5,029)
Net (loss) income per share-basic and diluted	$(0.04)	$0.08	$0.03	$(0.07)	$(0.02)	$(0.03)	$(0.02)	$(0.22)

(1)	Including amortization of debt discount.

Quarterly computations of per share amounts are made independent. Therefore, the sum of per share amounts for the quarters may not agree with the year shown elsewhere in the Annual Report on Form 10-K.

16. Subsequent Events (Unaudited)

Effective April 30, 2007, Mr. Kraif agreed that the $1.5 million principal payment on the Note due on April 30, 2007 could be delayed pending stockholder consideration of the Note conversion proposal discussed above. If the Company’s stockholders approve the Note conversion, this $1.5 million principal payment will be satisfied through the issuance of the common stock, convertible note and warrant discussed above. Holders of more than 50% of our outstanding common stock have agreed to vote in favor of the Note conversion, so its approval is assured. Mr. Kraif forgave the interest payment on the Note of $453,000 for the three months ended April 30, 2007.

Cygne Designs, Inc. and Subsidiaries

Schedule II- Valuation and Qualifying Accounts

January 31, 2007

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Change in Allowances	Balance at End of Period
	(In thousands)
Reserves for returns and allowances:
Year ended January 29, 2005	$5	$52	$57	$0
Year ended January 31, 2006	0	3,894	1,932	1,962
Year ended January 31, 2007	1,962	8,798	(9,250)	1,510

Reserve for other receivables:
Year ended January 31, 2005	433	0	0	433
Year ended January 31, 2006	433	0	433	0