Form 10-K/A
period 2007-01-31
CYGNE DESIGNS INC
filed 2007-05-31
CIK 906782

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

*	For purposes of this calculation, the number of shares held by non-affiliates was determined by aggregating the number of shares held by officers and directors of the registrant, and by others who, to the registrant’s knowledge, own more than 10% of the registrant’s Common Stock, and subtracting those shares from the total number of shares outstanding.

As of April 16, 2007, 26,462,109 shares of Common Stock, $0.01 par value, of the registrant were outstanding.

Documents incorporated by reference:    None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position with the Company
Bernard M. Manuel	59	Director, Chairman of the Board and Chief Executive Officer
Roy E. Green	74	Senior Vice President-Chief Financial Officer, Treasurer, and Secretary

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

PROPOSAL NO. 1—ELECTION OF DIRECTORS

The board of directors currently has four members, all of whom are nominees for re-election. The persons named below have been nominated by the board of directors on recommendation of its Nominating and Corporate Governance Committee. The board of directors proposes that the nominees below be elected for a term of one year or until their successors are duly elected and qualified. All nominees have consented to be named and have indicated their intent to serve if elected. If any nominee should become unavailable for election, your proxy may be voted for a substitute nominee by the persons named in the proxy or the size of the board may be reduced accordingly. The board is not aware of any circumstances likely to make any nominee unavailable for election.

Board of Directors of Registrant

Director	Age	Year First Became Director
James G. Groninger (1)	63	1993
Bernard M. Manuel	59	1988
Michel Collet (1)	40	2005
Guy Kinberg (1)	51	2005

(1)	Member of the Audit Committee, Compensation and Stock Option Committee and Nominating and Corporate Governance Committee of the Board of directors.

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

Mr. Manuel has been our Chairman of the Board and Chief Executive Officer since 1988.

Mr. Collet is a resident partner in the New York office of CMS Bureau Francis Lefebvre (“CMS”), a leading law firm in France. Mr. Collet heads the French/EU tax department of its New York office. Mr. Collet originally joined CMS in 1994. In 2000, Mr. Collet left CMS to join Linklaters, a leading European law firm, in Paris and London. He rejoined CMS in September 2002.

Mr. Kinberg joined Theory, Inc., a manufacturer and retailer of better women’s and men’s apparel, in September 2006 and currently serves as its Vice-President of Manufacturing, Mr. Kinberg was a consultant to various apparel companies from April 2006 through October 2006. Mr. Kinberg was a founder and shareholder of Creative Associates LLC which created the brand FRx Clothing. He served as its President from January 2002 through March 2006.

Board Committees

The board of directors has a Compensation and Stock Option Committee, Audit Committee and Nominating and Corporate Governance Committee to assist it in the discharge of its responsibilities.

In September 1993 we established an Audit Committee and a Compensation and Stock Option Committee of the board of directors. The Audit Committee reviews our annual audit and meets with our independent auditors to review our internal controls and financial management practices. The Audit Committee is comprised of three non-employee directors, Messrs. Groninger, Collet and Kinberg. The Nominating and Corporate Governance Committee of the board of directors has determined that all members of the Audit Committee are “independent” under the rules and regulations of the Nasdaq Capital Market. Mr. Groninger serves as the chairman of the Audit Committee. The Audit Committee held six meetings during the fiscal year ended January 31, 2007. Mr. Groninger is an “audit committee financial expert” as defined in Regulation 240.401 (h) (1) (i) (A) of Regulation S-K. The Audit Committee has a charter, a copy of which was filed with the SEC as an exhibit to our proxy statement for the 2005 annual meeting of stockholders.

The Compensation and Stock Option Committee reviews compensation practices, recommends compensation for our executives and key employees, functioned as the committee under our 1993 Stock Option Plan which expired on April 15, 2003, and functions as the committee under our 2006 Incentive Plan. The Compensation and Stock Option Committee is comprised of three non-employee directors, Messrs. Groninger, Collet and Kinberg. Mr. Groninger acts as the chairman of the Compensation and Stock Option Committee. The Compensation and Stock Option Committee held no meetings during the fiscal year ended January 31, 2007.

In November, 2005 we established a Nominating and Corporate Governance Committee of the board of directors, which was established for the purpose of assisting the board in its selection of individuals as nominees for election to the board at meetings of our stockholders and/or to fill any vacancies or newly created directorships on the board and assisting the board in its oversight of our corporate governance. The Nominating and Corporate Governance Committee held no meetings during the fiscal year ended January 31, 2007, but held one meeting subsequent to year-end to recommend to the Board the nomination of Messrs. Collet, Groninger, Kinberg and Manuel for election as our directors at the 2007 annual meeting of stockholders. The Nominating and Corporate Governance Committee is comprised of three non-employee directors, Messrs. Groninger, Collet and Kinberg. Mr. Collet serves as Chairman. All members of the Nominating and Corporate Governance

Committee are independent as independence is currently defined by the Nasdaq listing standards. The Nominating and Corporate Governance Committee has a charter, a copy of which was filed with the SEC as an exhibit to our proxy statement for the 2005 annual meeting of stockholders.

The Nominating and Corporate Governance Committee uses a variety of methods to identify and evaluate nominees for election to the board. Candidates may come to the attention of the Nominating and Corporate Governance Committee through members of our board, professional search firms, stockholders and other interested parties. From time to time, the Nominating and Corporate Governance Committee may engage consulting firms to perform searches for director candidates who meet the needs of the board. If a consulting firm were retained to assist in the search process for a director, a fee would typically be paid to such firm.

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

Nominations received by the Nominating and Corporate Governance Committee will be reviewed by the Chairman of the Nominating and Corporate Governance Committee to determine whether the candidate possesses the director qualifications, and if so, whether the candidate’s expertise and particular set of skills and background fit the current needs of the board and whether the candidate will be effective, together with the other nominees and directors, in serving our long-term interests and our stockholders. The process of reviewing and evaluating candidates submitted by stockholders is designed to ensure that the board includes members with diverse backgrounds, skills and experience including appropriate financial and other expertise relevant to our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors, and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the fiscal year ended January 31, 2007, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a code of ethics applicable to our officers, who include our principal executive officer, principal financial officer and financial professionals. A copy of our code of ethics has been filed with the Securities and Exchange Commission. We undertake to provide to any person without charge, upon request, a copy of our code of ethics. Requests for such copy should be made in writing to us at our principal office, which is set forth on the first page of our Form 10-K accompanying this proxy, attention Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In this compensation discussion and analysis, we discuss our compensation objectives, our decisions and the rational behind these decisions relating to 2006 compensation for our executive officers.

Objectives of Our Compensation Program

The objective of our compensation program is to compensate executive officers in a manner that: (i) links compensation to the achievement of our business and strategic goals; (ii) aligns their interests with those of our stockholders; (iii) recognizes individual contributions and (iv) attracts, motivates and retains highly talented executives.

What our Compensation Program is Designed to Reward

Our compensation program is designed to reward performance that contributes to the achievement of our business objectives and business strategies on both a short-term and long-term basis. In addition, we reward qualities that we believe help achieve our business objectives and business strategies such as teamwork, individual performance in light of general economic and industry specific conditions, level of responsibility and tenure.

Our compensation program is comprised of four elements:

•

base salary, which is intended to provide a stable annual salary at a level consistent with competitive market practice, to reflect each executive officer's position and level of responsibility and to recognize each executive officer's unique value and historical contributions to our success;

•	annual bonuses, which are designed to help motivate management to achieve key operational objectives by rewarding achievement of these objective;

•	equity-linked awards, which are designed to align executives' interests with the interests of our stockholders, thereby encouraging actions to maximize short-term and long-term stockholder value; and

•	benefits which we have determined are necessary in order to provide a competitive remuneration package.

The relative proportion of total compensation paid or awarded to our executive officers for each individual component of compensation (salary, annual bonuses and equity-linked awards) varies for each executive officer based on the executive's level in the organization. The level correlates with the executive's ability to impact business results through the executive's performance and leadership role. Our chairman and chief executive officer has a greater impact on achievement of the business strategy and overall business performance.

The compensation committee of our board of directors oversees our compensation program. The compensation committee periodically compares our executive compensation components with market information. The purpose of this comparison is to ensure that our total compensation package operates effectively, remains both reasonable and competitive within our industry and is generally comparable to the compensation offered by companies of similar size and scope as us. The compensation committee also keeps abreast of current trends, developments and emerging issues in executive compensation and, if appropriate, will obtain advice and assistance from outside compensation advisors.

Components of Compensation

Base Salary. Our policy is to position each executive's base salary at levels that are comparable to salaries provided to other executives in our industry, with consideration for the industry's standards, the size and scope of our operations, individual performance factors and the scope of an individual's responsibilities. We consider these factors subjectively in the aggregate and none of the factors is accorded a specific weight, and we are not precluded from considering other factors as we consider relevant. Because Messrs. Manuel and Green have agreed, since 1995, to a freeze in their salaries below the levels specified in their employment agreements, we did not engage in any benchmarking of these salaries against those of other companies.

Annual Bonuses. We do not have a formal bonus plan. Rather, the compensation committee considers whether to award cash bonuses at the end of the year based upon our determination of the success achieved by us, and management's role in such success. At the request of Messrs. Manuel and Green, we have not considered the payment of bonuses since 1995 due to our financial condition.

Equity-Linked Awards. On January 20, 2006, our stockholders approved our 2006 Incentive Plan (the “Incentive Plan”).

The Incentive Plan will enable us to make certain types of equity-based compensation awards to our employees and non-employee directors. We believe that the ability to award equity-based compensation and cash incentive awards in addition to stock options will increase our ability to create effective short and longer-term incentive programs for our employees while reducing dilution to existing stockholders that results from the grant of options. We also believe the Incentive Plan will allow us to match developing trends in long-term incentive compensation, particularly in light of the expected requirement to expense stock options.

The Incentive Plan will also enable us to make performance-based equity and cash incentive awards that qualify as “performance-based remuneration” under section 162(m) of the Code. Section 162(m) of the Code limits the deductibility of compensation in excess of $1 million paid by a publicly held corporation to certain “covered employees” unless that compensation qualifies as “performance-based remuneration.” Notwithstanding the adoption of the Incentive Plan, we reserve the right to pay our employees, including recipients of equity-based or cash awards under the Incentive Plan, amounts which may or may not be deductible under section 162(m) or other provisions of the Code.

General Description of the Incentive Plan

Purpose. The purpose of the Incentive Plan is to enable us to attract, motivate, reward and retain key personnel through the use of equity-based and cash incentive compensation awards, including options to purchase shares of our common stock, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, performance-based awards, dividend equivalent payment rights and other forms of equity-based compensation and cash incentive awards.

Available Shares. A total of 3,000,000 shares of our common stock may be issued pursuant to the Incentive Plan. The number of shares that may be issued under the Incentive Plan is subject to adjustments to reflect any increase or decrease in the number of issued shares of common stock resulting from a split-up or consolidation of shares or any like capital adjustment, or the payment of any stock dividend, and/or to reflect a change in the character or class of shares covered by the Incentive Plan arising from a readjustment or recapitalization of our capital stock. In determining the number of authorized shares available for issuance under the Incentive Plan the following shares shall be deemed not to have been issued (and will remain available for issuance) pursuant to the Incentive Plan: (i) shares that are subject to an award that is forfeited, canceled, terminated or settled in cash, (ii) shares repurchased by us from the recipient of an award for not more than the original purchase price of such shares or forfeited to us by the recipient of an award or (iii) shares withheld or tendered by the recipient of an award as payment of the exercise or purchase price under an award or the tax withholding obligations associated with an award.

Individual Award Limitations. In any single calendar year, no employee may be granted under the Incentive Plan options relating to more than 600,000 shares of our common stock or SARs relating to more than 600,000 shares of our common stock (subject to adjustments to reflect any increase or decrease in the number of issued shares of common stock resulting from a split-up or consolidation of shares or any like capital adjustment, or the payment of any stock dividend, and/or to reflect a change in the character or class of shares covered by the Incentive Plan arising from a readjustment or recapitalization of our capital stock). With respect to performance-based awards valued by reference to our common stock at the date of grant, the maximum number of shares of our common stock that may be earned by any employee during any calendar year is 600,000 (subject to adjustments to reflect any increase or decrease in the number of issued shares of common stock resulting from a split-up or consolidation of shares or any like capital adjustment, or the payment of any stock dividend, and/or to reflect a change in the character or class of shares covered by the Incentive Plan arising from a readjustment or recapitalization of our capital stock). With respect to performance-based awards not valued by reference to our common stock at the date of grant, the maximum amount that may be earned by any employee during any calendar year is $1,000,000. Any unused portion of the annual limitation on performance-based awards that may be earned by an employee shall be carried forward on a cumulative basis.

Eligibility. Awards may be made under the Incentive Plan to our employees (including prospective employees), directors and consultants and its affiliates. As of April 30, 2007, approximately 60 employees, directors and consultants are eligible to receive awards under the Incentive Plan.

Administration. The Incentive Plan will be administered by a committee (the “Committee”) comprised of at least two (2) members of our Board, as chosen by the Board. Subject to the Incentive Plan, the Committee will have the authority to select the persons to whom awards will be made, to prescribe the terms and conditions of such awards and to construe, interpret and apply the provisions of the Incentive Plan and of any award made under the plan. Notwithstanding the foregoing, our Board of Directors will have sole responsibility and authority for matters relating to the grant and administration of awards to our non-employee directors. Our Compensation and Stock Option Committee will serve as the Committee administering the Incentive Plan.

Discretionary Awards

Stock Options. Options granted under the Incentive Plan may either be incentive stock options within the meaning of section 422 of the Code (“ISOs”) or options which do not qualify as ISOs (“non-ISOs”); provided, however, that ISOs may only be granted to our employees or employees of any of our “subsidiary corporations” (within the meaning of section 424(f) of the Code).

The exercise price for shares covered by an option may not be less than 100% of the fair market value (as defined in the Incentive Plan) of our common stock on the date of grant (110% in the case of an ISO granted to an employee who owns 10% or more of our outstanding stock or the outstanding stock of any of our subsidiary corporations (a “10% Stockholder”)).

The Committee, acting in its sole discretion, may permit the exercise price of an option to be paid in whole or in part in cash or by check, by means of a cashless exercise procedure, in the form of unrestricted shares of our common stock or, subject to applicable law, by any other form of consideration deemed appropriate.

Options may not be transferred during the lifetime of an option holder; provided, however, that the Committee may, in its sole discretion, permit an option holder to transfer a non-ISO, in whole or in part, to such person as approved by the Committee and subject to the terms and conditions as the Committee may determine.

The Incentive Plan provides that the Committee may establish such exercisability and other conditions applicable to an option following the termination of the option holder’s employment or other service with us as the Committee deems appropriate on a grant-by-grant basis.

All options must expire no later than ten years (five years in the case of an ISO granted to a 10% Stockholder) from the date of grant.

The Incentive Plan prohibits the repricing of options granted under the Incentive Plan without stockholder approval.

Stock Appreciation Rights. A stock appreciation right (“SAR”) constitutes a right of the holder to receive, in cash and/or shares of our common stock of equivalent value, as determined by the Committee in its sole discretion, an amount equal to the fair market value (as defined in the Incentive Plan) of a share of common stock on the applicable exercise or designated settlement date minus a specified base price. SARs may be awarded in conjunction with a stock option award (“tandem SARs”) or independent of any stock option award (“stand-alone SARs”). A tandem SAR may be awarded either at or after the time the related option award is granted, provided that a tandem SAR awarded in conjunction with an ISO may only be awarded at the time the ISO is granted. Generally, a tandem SAR will be exercisable only at the same time and to the same extent and subject to the same conditions as the related option is exercisable. The exercise of a tandem SAR will terminate the related option to the extent of the shares of our common stock with respect to which the SAR is exercised, and vice versa.

The base price per share of our common stock covered by an SAR may not be less than 100% of the fair market value (as defined in the Incentive Plan) of a share of our common stock on the date the SAR is granted (110% in the case of a tandem SAR awarded in conjunction with an ISO granted to a 10% Stockholder).

SARs may not be assigned or transferred except upon the SAR holder’s death. The Incentive Plan provides that the Committee may establish such exercisability and other conditions applicable to an SAR following the termination of the recipient’s employment or other service with us as the Committee deems appropriate on a grant-by-grant basis. All stand-alone SARs expire no later than ten years from the date of grant and tandem SARs expire upon the expiration of the related option.

Restricted Stock Awards and Restricted Stock Unit Awards. The Committee may grant stock awards upon such terms and conditions as the Committee may determine. Stock awards may take the form of a transfer of shares of restricted stock or an award of restricted stock units representing a right to receive shares of our common stock in the future and, in either case, may be subject to designated vesting conditions, repurchase rights and transfer restrictions.

The purchase price payable for shares transferred pursuant to a stock award must be at least equal to their par value, unless other lawful consideration is received or treasury shares are delivered.

Unless the Committee determines otherwise, a non-vested stock award will be forfeited upon the recipient’s termination of employment or other service. If a non-vested stock award is forfeited, the recipient will be entitled to receive from us an amount equal to any cash purchase price paid for the shares covered by the forfeited award. With respect to any stock award, unless and until all applicable vesting conditions, if any, are satisfied and vested shares are issued, neither the stock award nor any shares of our common stock issued pursuant to the award may be sold, assigned, transferred, disposed of, pledged or otherwise hypothecated other than to us.

Unless otherwise determined by the Committee, the recipient of a restricted stock award will be entitled to receive dividend payments on the shares of restricted stock and the recipient of restricted stock units will be entitled to receive dividend equivalent payments on or with respect to the shares that remain covered by the award (which the Committee may specify are payable on a deferred basis and are forfeitable to the same extent as the underlying award), and may exercise voting rights, but will have no other rights as a stockholder with respect to such shares unless and until the shares are issued to the recipient free of all conditions and restrictions under the Incentive Plan.

Performance-Based Awards. The Committee may condition the grant, exercise, vesting or settlement of equity-based awards made under the Incentive Plan on the achievement of specified objective performance goals. In addition, incentive awards, including annual incentive awards and long-term incentive awards, denominated as and paid in cash amounts, may be granted under the Incentive Plan, which awards may be earned by achievement of specified performance goals. The performance period during which achievement of such performance goals may be measured may be any period specified by the Committee. A performance goal must be prescribed in writing by the Committee before the beginning of the applicable performance period or at such later date (when fulfillment is substantially uncertain) not later than 90 days after the commencement of the performance period and in any event before completion of 25% of the performance period and must be based on any one or more of the following business criteria (which may be applied to an individual, a subsidiary, a business unit or division, or us and any one or more of our subsidiaries, business units or divisions as a group, as determined by the Committee):

•	total revenue or any key component thereof;

•	operating income, pre-tax or after-tax income from continuing operations, EBIT, EBITDA or net income;

•	cash flow (including, without limitation, free cash flow, cash flow return on investment (discounted or otherwise), net cash provided by operations or cash flow in excess of cost of capital);

•	earnings per share or earnings per share from continuing operations (basic or diluted);

•	return on capital employed, return on invested capital, return on assets or net assets;

•	after-tax return on stockholders’ equity;

•	economic value created;

•	value of our common stock or total return to stockholders;

•	value of an investment in our common stock assuming the reinvestment of dividends;

•

strategic business criteria, consisting of one or more objectives based on meeting specified market penetration goals, geographic business expansion goals, implementation of efficiencies or cost savings, cost targets, or goals relating to acquisitions or divestitures of subsidiaries, affiliates or joint ventures; and/or

•	a combination of any or all of the foregoing criteria.

The targeted level or levels of performance with respect to such business criteria may be established at such levels and on such terms as the Committee may determine in its discretion, including in absolute terms, as a goal relative to performance in prior periods, or as a goal compared to the performance of one or more comparable companies or an index covering multiple companies. If and to the extent permitted for awards intended to qualify as “performance-based” under section 162(m) of the Code, the Committee may provide for the adjustment of such performance goals to reflect changes in accounting methods, corporate transactions (including, without limitation, acquisitions and dispositions) and other similar types of events or circumstances occurring during the applicable performance period. At the expiration of the applicable performance period, the Committee shall determine the extent to which the performance goals are achieved and the extent to which each performance-based award has been earned. The Committee may not exercise its discretion to enhance the value of an award that is subject to performance-based conditions.

Other Equity-Based Awards. The Committee may grant dividend equivalent payable rights, phantom shares, bonus shares and other forms of equity-based awards to eligible persons. These awards may entail the transfer of shares of our common stock to an award recipient or the payment in cash or otherwise of amounts based on the value of shares of our common stock and may include, without limitation, awards designed to comply with or take advantage of applicable tax and/or other laws.

Change of Control

The Incentive Plan also provides that all options and SARs will become exercisable upon a change of control of our Company and that the Board, acting in its discretion, may accelerate vesting of all other non-vested awards. For purposes of the Incentive Plan, a change of control is deemed to occur if:

(1) there occurs (A) any consolidation or merger in which we are not the continuing or surviving entity or pursuant to which shares of our common stock would be converted into cash, securities or other property, other than (x) a consolidation or merger in which the holders of our common stock immediately prior to the consolidation or merger have the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger, or (y) a consolidation or merger which would result in our voting securities outstanding immediately prior thereto continuing to represent (by being converted into voting securities of the continuing or surviving entity) more than 50% of the combined voting power of the voting securities of the surviving or continuing entity immediately after such consolidation or merger and that would result in the members of our Board immediately prior to such consolidation or merger (including, for this purpose, any individuals whose election or nomination for election was approved by a vote of at least two-thirds of such members), constituting a majority of the board of directors (or equivalent governing body) of the surviving or continuing entity immediately after such consolidation or merger; or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all our assets;

(2) our stockholders approve any plan or proposal for our liquidation or dissolution;

(3) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) becomes the beneficial owner (within the meaning of Rule 13d-3 under said Act) of 40% or more of our common stock other than pursuant to a plan or arrangement entered into by such person and us; or

(4) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors cease for any reason to constitute a majority of the Board unless the election or nomination for election by our stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

Amendment and Termination

The Board of Directors may amend or terminate the Incentive Plan. Subject to certain limitations set forth in the Incentive Plan, any amendment which would increase the aggregate number of shares of our common stock issuable under the Incentive Plan or the maximum number of shares with respect to which options, SARs or other performance-based equity awards may be granted to any employee in any calendar year, modify a class of persons eligible to receive awards under the Incentive Plan or otherwise require stockholder approval under applicable law or exchange or market requirements shall, to the extent required by applicable law or exchange or market requirements, be subject to the approval of our stockholders. No amendment or termination may adversely affect any outstanding award without the written consent of the award recipient.

Unless sooner terminated by the Board, the Plan shall terminate on January 20, 2016.

Benefits. We provide company benefits, or perquisites, that we believe are standard in industry. These benefits consist of a group medical and dental insurance program for employees and their qualified employees and dependents, group life insurance for employees and their spouses, accidental death and dismemberment and long-term disability coverage for employees and] a 401(k) employee savings plan. Our executive officers do not participate in a supplemental employment retirement benefit of any kind.

On January 1, 2006, we implemented a 401(k) plan that permits eligible employees to make voluntary, pre-tax contributions to the plan up to a specified percentage of compensation, subject to applicable tax limitations. We will make a contribution to the plan for each employee equal to 10% of the employee’s contribution. The plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made. We made contributions to the plan for the year ended January 31, 2007 and 2006 for approximately $12,000 and $4,000, respectively. For the year ended January 29, 2005, we did not have a 401(k) plan in effect.

How Elements of Our Compensation Program are Related to Each Other

We view the various components of compensation as related but distinct and emphasize “pay for performance” with a significant portion of total compensation reflecting a risk aspect tied to long- and short-term financial and strategic goals. Our compensation philosophy is to foster entrepreneurship at all levels of the organization by making long-term equity-based incentives. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. Our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Other Compensation Related Matters

Equity Ownership. As of January 31, 2007, our chief executive officer owned approximately 18.7% of our outstanding common stock (approximately 14% if our stockholders approve the Issuance Proposal and Mr. Kraif exercises the warrant and converts the convertible note). Although we encourage our executive officers to retain ownership in Cygne, we do not have a policy requiring maintenance of a specified equity ownership level. Our policies prohibit our executive officers from using puts, calls or options to hedge the economic risk of their ownership.

Recovery of Prior Awards. Except as provided by applicable laws and regulations, we do not have a policy with respect to adjustment or recovery of awards or payments if relevant company performance measures upon which previous awards were based are restated or otherwise adjusted in a manner that would reduce the size of such award or payment.

Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to the chief executive officer or any of the four other highest-paid executive officers, excluding performance-based compensation. The compensation for each of our executive officers is substantially less than the Section 162(m) threshold of $1,000,000 and we intend, to the extent compensation for these persons could exceed $1,000,000, to try to have at least that portion of compensation in excess of $1,000,000 qualify for performance-based compensation under Reg. 1.162-27(e) and therefore would not be additive to salaries for purposes of measuring the $1,000,000 tax limitation. However, we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interest of our stockholders, after taking into consideration changing business conditions or the executive’s individual performance and/or changes in specific job duties and responsibilities.

Compensation Committee Report

We have reviewed and discussed with management the compensation discussion and analysis required by Item 402(b) of Regulation S-K. Based on the review and discussion referred to above, we recommend to the board of directors that the compensation discussion and analysis be included in this proxy statement.

Compensation Committee:

James Groninger (Chairman)

Michel Collet

Guy Kinberg

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

None of the members of the compensation committee have served as an officer or employee of us. Furthermore, except for compensation arrangements discussed in this proxy statement, we have not participated in any contracts, loans, fees, awards or financial interests, direct or indirect, with any committee member, nor are we aware of any means, directly or indirectly, by which a committee member could receive a material benefit from us.

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our two executive officers:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)			Total ($)
Bernard Manuel Chairman and Chief Executive Officer (Principal Executive Officer)	2006 2005 2004	$ $ $	400,000 400,000 400,000	— — —	— — —	— — —	— — —	— — —	$ $ $	40,439 41,125 40,357	(1)(2) (1)(2) (1)(2)(3)	$ $ $	440,439 441,125 439,957

Roy Green Senior Vice President—Chief Financial Officer (Principal Financial Officer)	2006 2005 2004	$ $ $	245,000 245,000 245,000	— — —	— — —	— — —	— — —	— — —	$ $ $	13,467 350,971 10,948	(4) (4)(5) (4)(6)	$ $ $	258,467 595,971 255,948

(1)	Includes $11,599, $11,438 and $11,759 for the lease of a personal automobile, $6,901, $6,804 and $6,804 for parking and $2,398, $5,492, and $5,490 for auto insurance for years 2006, 2005 and 2004, respectively
(2)	Includes health insurance premiums paid by us of $19,541, $17,391, and $15,848 for years 2006, 2005 and 2004, respectively.
(3)	Includes insurance premiums on term life insurance paid by us of $456 for year 2004.
(4)	Includes health insurance premiums paid by us of $13,467, $11,748 and $$10,706 for years 2006, 2005 and 2004, respectively.
(5)	Includes a retention bonus paid by us of $339,223 to Mr. Green in connection with the termination of his employment agreement.
(6)	Includes insurance premiums on term life insurance paid by us of $242 for year 2004.

Employment Agreements

We currently have an employment agreement with Bernard M. Manuel, our chairman and chief executive officer. We also had an employment agreement with Roy E. Green, our senior vice president-chief financial officer, treasurer, and secretary. Mr. Green’s employment agreement was terminated by mutual agreement as of July 31, 2005 and, since that time, Mr. Green has been our “at will” employee and continues to serve as our Senior Vice-President, Chief Financial Officer, Treasurer and Secretary.

Mr. Manuel’s agreement, which expires on April 30, 2008, provides for the automatic renewal for successive one-year terms unless either party notifies the other to the contrary at least 90 days prior to its expiration. The employment agreement requires Mr. Manuel to devote substantially all of his time and attention to our business as necessary to fulfill his duties. Under the employment agreement, Mr. Manuel is currently entitled to an annual salary of $673,233 subject to annual cost of living increases and a bonus to be determined by the Board of Directors in its sole discretion. Since 1995 Mr. Manuel has accepted a reduction in salary to

$400,000 and has not received any bonuses. Under the employment agreement, Mr. Manuel may terminate his employment upon 30 days’ notice. The employment agreement provides that in the event Mr. Manuel’s employment is terminated by us at any time for any reason other than justifiable cause, disability, or death, or we fail to renew the agreement at any time within two years following a “Change in Control of the Company,” we must pay Mr. Manuel his base salary, and permit participation in benefit programs for two years. In the event we elect not to renew the agreement (other than within two years following a “Change in Control of the Company”) we will pay Mr. Manuel a severance payment equal to the lesser of (i) two months’ salary plus one-sixth of his most recently declared bonus for each year he has been employed by the Company or (ii) one year’s annual salary. The employment agreement contains confidentiality provisions, whereby Mr. Manuel agrees not to disclose any confidential information regarding us, as well as non-competition covenants. The non-competition covenants survive the termination of Mr. Manuel’s employment for two years.

For purposes of the employment agreement, a “Change in Control of the Company” shall be deemed to occur if (i) there shall be consummated (x) any consolidation or merger of Cygne in which Cygne is not the continuing or surviving corporation or pursuant to which our shares of common stock would be converted into cash, securities or other property, other than a merger of Cygne in which the holders of our common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of our assets, or (ii) our stockholders shall approve any plan or proposal for liquidation or dissolution of Cygne, or (iii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), shall become the beneficial owner (within the meaning of Rule 13(d)(3) under the Exchange Act) of 40% or more of our outstanding common stock other than pursuant to a plan or arrangement entered into by such person and us, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire board of directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of the period.

The employment agreement also provides that if, in connection with a change of ownership or control of Cygne or a change in ownership of a substantial portion of our assets (all within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the “Code”)), an excise tax is payable by the employee under Section 4999 of the Code, then we will pay to Mr. Manuel additional compensation which will be sufficient to enable him to pay such excise tax as well as the income tax and excise tax on such additional compensation, such that, after the payment of income and excise taxes, Mr. Manuel is in the same economic position in which he would have been if the provision of Section 4999 of the Code had not been applicable.

Mr. Green’s employment agreement, which was terminated by mutual agreement as of July 31, 2005, contained substantially similar provisions to Mr. Manuel’s employment agreement; provided that, Mr. Green’s annual salary under his agreement was $339,223, subject to annual cost of living increases. Mr. Green had accepted a salary reduction to $245,000 in 1995 and has continued to receive such salary since 1995. In connection with the termination of Mr. Green’s employment agreement, he received a cash payment of $339,223 in lieu of all amounts which might be due and owing under his employment agreement, including any severance payments. Such payment was contingent on Mr. Green remaining employed by us and performing his customary functions as Senior Vice President—Chief Financial Officer, Treasurer and Secretary and assisting in the consummation of our purchase of certain assets of Diversified Apparel Resources, LLC. Notwithstanding the termination of Mr. Green’s employment agreement, he remains bound by the confidentiality and non-competition provisions which were contained in the agreement.

Grants of Plan-Based Awards Table

This table has been omitted because no plan-based awards were made during the year ended January 31, 2007. See “—Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year-End

This table has been omitted because there were no outstanding equity awards to our executive officers at January 31, 2007.

Option Exercises and Stock Vested Table

This table has been omitted because there were no options exercised by or stock vested for our executive officers during the year ended January 31, 2007.

Pension Benefits

We sponsor a 401(k) plan that is available to all U.S. employees, but do not maintain a pension or defined benefit program. We do not have a nonqualified deferred compensation plan or program for its officers or employees.

Potential Payments upon Termination or Change-in-Control

As described above under “—Employment Agreements”, Mr. Manuel is entitled to certain payments upon termination of employment under certain circumstances. The following table sets forth potential amounts payable to our current executive officers upon termination of employment under various circumstances, and as if terminated on January 31, 2007.

Termination:	By Reason of Death or Disability	By Reason of Non-renewal of Employment Agreement (other than within two years following a Change in Control)	By Company without Justifiable Cause or Upon Termination of Employment within Two Years Following a Change in Control
Bernard Manuel
Salary and Bonus	—	$673,233	$1,346,466
Health Benefits	—	19,541	39,082
Total	—	$692,774	$1,385,548
Roy Green
Salary and Bonus	—	—	—
Health Benefits	—	—	—
Total	—	—	—

Compensation of Directors

Based upon the detailed analysis of the practices of companies within our peer group as well as emerging trends occurring within the director compensation arena, and other factors considered by the Board, the Board of Directors approved the following changes, effective November 29, 2005, to the cash compensation payable to our non-employee directors:

•	payment of an $8,000 annual retainer to each director;

•	payment of a $4,000 annual retainer to the members of each committee of the Board other than the audit committee;

•	payment of an $8,000 annual retainer to the members of the audit committee;

•	payment of a $2,000 annual retainer to the chair of each committee of the Board other than the chair of the audit committee;

•	payment of a $4,000 annual retainer to the chair of the audit committee; and

•	payment of a $1,000 meeting fee payable for each Board meeting and meeting of a committee of the Board attended.

Directors are also reimbursed for expenses actually incurred in attending Board, stockholder and committee meetings.

On January 20, 2006, we issued under the 2006 Incentive Plan an aggregate of 60,000 shares of restricted Common Stock to our non-employee directors, which shares become vested and cease to be subject to forfeiture over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. Each of Messrs. Collet and Kinberg received 18,750 shares and Mr. Groninger received 22,500 shares. The shares were valued at $4.85 a share. The shares will also vest in full upon a Change in Control, as defined in the Plan, or upon the termination of the director’s service due to death or disability. In connection therewith, we recorded deferred compensation of $291,000, representing the fair value of the shares, which is being amortized over the vesting period. During the year ended January 31, 2006 and January 31, 2007, approximately $36,000 and $145,000, respectively, were amortized.

The following table sets forth the compensation paid to our non-employee directors during the year ended January 31, 2007. In addition, we reimbursed these directors for their out-of-pocket expenses in attending Board and committee meetings.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Michel Collet(2)	$39,000	$45,368	$84,368
James Groninger(3)	$43,000	$54,264	$97,264
Guy Kinberg(2)	$37,000	$45,368	$82,368

(1)	Represents the dollar amount recognized for financial statement reporting purposes under SFAS 123R for the year ended January 31, 2007.
(2)	On January 20, 2006, we issued under the 2006 Incentive Plan 18,750 shares of restricted Common Stock to each of Messrs. Collet and Kinberg, which shares become vested and cease to be subject to forfeiture over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The grant date fair market value of the shares issued to each of Messrs. Collet and Kinberg was $4.85. At January 31, 2007, each of Messrs. Collet and Kinberg owned 18,750 shares of restricted Common Stock.
(3)	On January 20, 2006, we issued under the 2006 Incentive Plan 22,500 shares of restricted Common Stock to Mr. Groninger, which shares become vested and cease to be subject to forfeiture over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The grant date fair market value of the shares issued to Mr. Groninger was $4.85. At January 31, 2007, Mr. Groninger owned 22,500 shares of restricted Common Stock and options to purchase 500 shares of common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of May 1, 2007 regarding the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than five percent of our outstanding common stock; (ii) each director and nominee for election as our director; (iii) each executive officer named in the Summary Compensation Table (see “Item 11. Executive Compensation”); and (iv) all of our directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

Name and Address	Amount and Nature of Beneficial Ownership of Our Common Stock (1)	Percentage of Our Common Stock
Hubert Guez (2)	12,973,571	49.03%
Diversified Apparel Resources, LLC (2)(3)	4,428,571	16.74%
Guez Living Trust dated December 6, 1996 (2)(4)	2,950,140	11.15%
James G. Groninger (5)	30,650	*
Guy Kinberg (6)	48,750	*
Michel Collet (7)	18,750	*
Bernard M. Manuel (8)	4,946,975	18.69%
Roy Green (9)	0	*
Directors and executive officers as a group (5 persons)	5,045,125	19.07%

*	Less than one percent
(1)	A person has beneficial ownership over shares if the person has voting or investment power over the shares or the right to acquire such power within 60 days. Investment power means the power to direct the sale or other disposition of the shares.
(2)	According to Schedule 13D filed May 17, 2006, of the 12,973,571 shares of Common Stock, (i) Mr. Guez directly owns 4,426,420 shares, (ii) 4,428,471 shares are held by Diversified Apparel Resources, LLC, of which Mr. Guez is a 32.2% owner and the manager and, as such, may be deemed to beneficially own the shares owned by Diversified Apparel, (iii) 1,570,915 shares are held by the Guez Living Trust dated December 6, 1996 of which Mr. Guez is co-trustee and co-beneficiary and, as such, Mr. Guez may be deemed to be the beneficial owner of the shares owned by the trust, (iv) 1,379,225 shares are owned by 215 GZ Partners, which is 100% owned by The Guez Living Trust dated December 6, 1996, and accordingly Mr. Guez may be deemed to beneficially own the shares held by 215 GZ Partners, (v) 584,220 shares are owned by Griffin James Aron Guez Irrevocable Trust dated January 1, 1996 of which Mr. Guez’s son is the sole beneficiary and Mr. Guez’s mother, Marguerite Ester Guez, is the trustee, and as such, Mr. Guez may be deemed to beneficially own the shares owned by Griffin James Aron Guez Irrevocable Trust dated January 1, 1996, and (vi) 584,220 shares are owned by Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996 of which Mr. Guez’s son Stephan Guez is the trustee and sole beneficiary, and as such Mr. Guez may be deemed to beneficially own the shares owned by Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996. Mr. Guez disclaims beneficial ownership of the securities held by Diversified Apparel and Guez Living Trust except to the extent of his pecuniary interest therein. Mr. Guez disclaims beneficial ownership of the securities held by Griffin Guez Trust and Stephan Guez Trust. Mr. Guez’s address is c/o Diversified Apparel Resources, LLC, 5804 E. Slauson Ave., Commerce, CA 90040.
(3)	The address of this entity is 5804 E. Slauson Ave., Commerce, CA 90040.
(4)	The address of this entity is c/o Diversified Apparel Resources, LLC, 5804 E. Slauson Ave., Commerce, CA 90040.
(5)

Includes 22,500 shares of restricted common stock issued under the 2006 Incentive Plan. These shares vest over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. Also includes 500 shares of common stock issuable upon exercise of an option that became exercisable on April 15, 2007. Mr. Groninger’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, NY, NY 10036.

(6)

Includes 18,750 shares of restricted common stock issued under the 2006 Incentive Plan. These shares vest over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. Mr. Kinberg’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, New York, New York 10036.

(7)

Consists of 18,750 shares of restricted common stock issued under the 2006 Incentive Plan. These shares vest over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. Mr. Collet’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, New York, New York 10036.

(8)	Mr. Manuel’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, New York, New York 10036.
(9)	Mr. Green’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, New York, New York 10036.

ITEM 14.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have adopted a written policy requiring that any material transaction between us and persons or entities affiliated with officers, directors or principal common stockholders of our company be on terms no less favorable to us than reasonably could have been obtained in arms’ length transactions with independent third parties and all transactions between us and related parties must be approved by our Audit Committee.

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

We entered into a Supply Agreement, which was subsequently amended (the “Supply Agreement”), with AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Diversified Apparel. Under the Supply Agreement, AZT manufactures and supplies us with our entire requirements of branded and private label denim apparel of the type sold by Diversified Apparel (“Denim Products”) until at least July 31, 2007. Pricing under the Supply Agreement is based on providing us with certain gross margins on our sales of Denim Products. We have agreed to advance Diversified Apparel 50% of the amount of purchase orders outstanding, if Diversified Apparel requests such advance. The net advances to Diversified Apparel for the year ended January 31, 2006 and January 31, 2007 were approximately $1,272,000 and $1,890,000, respectively. Although AZT is obligated to deliver Denim Products ordered by us under the Supply Agreement, we have no obligation to source Denim Products from AZT. Diversified Apparel receives the apparel in its United States warehouse and retains the physical risk of loss while the inventory is in its possession. Each month, Diversified Apparel invoices us for the apparel that has been shipped to our customers. Before the end of each month, Diversified Apparel invoices to us the apparel that we estimate that we will ship to our customers in the subsequent month. Our purchases for the year ended January 31, 2006 and January 31, 2007 were $21,246,000 and $64,246,000, respectively.

We also entered into a Distribution Agreement, which was subsequently amended (the “Distribution Agreement”), with Diversified Apparel. Under the Distribution Agreement, Diversified Apparel provides us with certain distribution and operations services with respect to the Denim Products until July 31, 2007. As consideration for the services provided under the Distribution Agreement, we pay Diversified Apparel a fixed rate fee per apparel unit of Fifty Cents ($0.50), subject to increase based upon certain economic factors. In addition, we reimburse Diversified Apparel for packing material. We purchase all of our apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel receives this apparel in its United States warehouse and retains the physical risk of loss while the inventory is in its possession. Each month, Diversified Apparel invoices us for the apparel that has been shipped to our customers. Before the end of each month, Diversified Apparel invoices to us the apparel that we estimate that we will ship to our customers in the subsequent month. Our purchases were approximately $10,536,000 and our fixed rate fees were approximately $1,672,000 for the year ended January 31, 2006. Our purchases were approximately $19,462,000 and our fixed rate fees were approximately $2,934,000 for the year ended January 31, 2007.

We and Hubert Guez entered into a restrictive covenant agreement whereby we pay Mr. Guez one percent (1%) of net sales, not including non-denim sales to New York & Company, and not including sales of denim apparel resulting from subsequent business acquisitions. Pursuant to this arrangement, we paid Hubert Guez zero and $500,000, respectively, during the years ended January 31, 2006 and 2007.

We issued to Diversified Apparel a $47.5 million note bearing interest at 4.7% per annum. On January 3, 2006, we and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 principal amount due under the Note to Diversified Apparel into 1,428,571 shares of our common stock. Accordingly, we canceled the principal note payments due October 31, 2011, January 31, 2012 and April 30, 2012. Diversified Apparel transferred the Note to Mr. Kraif effective November 1, 2006. During the year ended January 31, 2007, we satisfied the interest on the Note of $2,530,000 (excluding $2,268,000 of amortization of debt discount included in interest expense) to Diversified Apparel prior to its transfer of the Note by offsetting the interest due of $2,530,000 against the amount due from Diversified Apparel. Mr. Kraif forgave the January 31, 2007 interest payment on the Note. At January 31, 2007, the principal amount of the Note outstanding was $38.5 million.

First Finish Inc., an affiliate of Mr. Guez, operates a fabric finishing testing and development facility in California. We use this facility to develop and test substantially all our fabric finishing. For the years ended January 31, 2006 and 2007, we paid First Finish approximately $56,000 and $209,000 respectively.

As part of the Agreement, we, on July 31, 2005, hired approximately fifty employees who worked for Diversified Apparel. Until January 1, 2006, the date that these employees were transferred onto our payroll, we reimbursed Diversified Apparel for all these employees’ related expenses.

On March 31, 2006, we entered into an Asset Purchase Agreement (“APA”) with Innovo Group, Inc. (“Innovo”) and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo. Azteca Productions International, Inc. (“Azteca Productions”), was a party to certain ancillary agreements related to the APA because they are an interested party in the transaction. We closed this transaction on May 12, 2006.

Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the APA, Innovo sold to us certain assets related to its private label apparel division. These assets were purchased by Innovo from

Azteca Productions in July 2003 pursuant to an asset purchase agreement referred to as the Blue Concept Asset Purchase Agreement.

Huber Guez, the managing member and Chief Executive Officer of Diversified Apparel, is also one of Innovo’s stockholders, a stockholder of Azteca Productions and a party to the Blue Concept Asset Purchase Agreement that Innovo originally entered into for its purchase of the private label division from Azteca Productions. Hubert Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of shares, personally, through various trusts and Diversified, representing approximately 49% of the shares of our common stock, before giving effect to the Issuance Proposal.

The assets acquired by us included the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, we assumed certain liabilities associated with Innovo’s private label division, including the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with Innovo’s outstanding purchase orders and inventory scheduled in the Asset Purchase Agreement, and the obligations to continue to pay the earn-out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities was $2,500,000, which excluded the remaining unpaid principal amount of the original promissory note of $7.9 million, which was paid through the issuance of shares of our common stock, as described below, and any amounts which might be owed under the earn-out.

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

Each of the foregoing transactions was approved by our Audit Committee, which determined that the terms of such transaction were no less favorable to us than reasonably could have been obtained in arm’s length transactions with independent third parties.

Due to Related Parties is comprised of the following amounts.

	January 31, 2007	January 31, 2006
	(In thousands)
Due from Diversified Apparel—amounts due under Supply Agreement	$(3,693)	$(1,272)
Due to Diversified Apparel—interest on note	—	1,120
Due to Diversified Apparel—deferred purchase price	—	250
Due to Diversified Apparel—assumption of liability under Innovo Acquisition Agreement	2.500	—
Due to First Finish Inc.	34	66
Due to Mr. Hubert Guez—restricted covenant and earn-out agreement	908	386
Due to Mr. Paul Guez—earn-out fees	64	—

Subtotal	(187)	550
Secured subordinated promissory notes payable, at face amount	—	40,000

Total	$(187)	$40,550

Director Independence

The Board has one member of management and three persons, Messrs. Collet, Groninger and Kinberg, whom the Board has determined are independent under applicable Nasdaq and SEC rules.

PART IV

ITEM 15.	EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a). Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Financial Statements Schedule” on page F-1.

(3). Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Mr. Guez, 215 GZ Partners, Guez Living Trust dated December 6, 1996, Griffin James Aron Guez Irrevocable Trust dated January 1, 1996, Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996 and Cygne Designs, Inc. * (1)

2.2	Asset Purchase Agreement, dated as of March 31, 2006, by and among Innovo Azteca Apparel, Inc., Innoco Group, Inc. and Azteca Production International, Inc. and Cygne Designs, Inc. * (8)

3.1	Restated Certificate of Incorporation of Cygne Designs, Inc.* (1)

3.2	Certificate of Amendment of the Restated Certificate Of Incorporation Of Cygne Designs, Inc. * (7)

3.3	Bylaws of Cygne Designs, Inc. * (1)

3.4	Amendment to Bylaws of Cygne Designs, Inc., effective as of July 31, 2005. * (1)

10.1	Registration Rights Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.2	Subordinated Secured Promissory Note, dated as of July 31, 2005, to Commerce Clothing Company LLC in an original principal amount of $47,500,000 * (1)

10.3	Security Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.4	Stock Transfer Restriction Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Bernard Manuel and Cygne Designs, Inc. * (1)

10.5	Supply Agreement, dated as of July 31, 2005, by and between AZT International S. de R.L. de C.V. and Cygne Designs, Inc. * (1)

10.6	Restrictive Covenant Agreement, dated as of July 31, 2005, between Mr. Guez and Cygne Designs, Inc. * (1)

10.7	Distribution Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.8	Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (1)

10.9	Security Agreement—Goods and Chattels, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

10.10	Security Interest in Inventory Under Uniform Commercial Code Supplement to Financing or Factoring Contract, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)
10.11	Guaranty, dated as of July 31, 2005, by Cygne Designs, Inc. in favor of Milberg Factors, Inc. * (1)

10.12	Client Subordination Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

Exhibit No.	Description
10.13	Letter Agreement, dated as of July 31, 2005, by and between Roy Green and Cygne Designs, Inc. * (1)

10.14	Amendment to Supply Agreement, dated October 19, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LlC, and AZT International S. de R. L. de C.V. * (3)

10.15	Amendment to Registration Rights Agreement dated October 19, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC. * (3)

10.16	Lease between Blue River Associates, landlord and Cygne Designs, Inc. * (4)

10.17	Second Amendment to Supply Agreement, dated December 9, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (4)

10.18	Amendment to the Distribution Agreement, dated December 9, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (4)

10.19	Note Conversion Agreement, dated as of January 3, 2006, by and between Cygne Designs, Inc. and Diversified Apparel Resources LLC *(6)

10.20	Cygne Designs, Inc. 2006 Incentive Plan *(7)

10.21	Form of Restricted Stock Agreement for Non-Employee Directors under the 2006 Incentive Plan *(7)

10.22	Amendment to Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (8)

10.23	Asset Purchase Agreement, dated March 31,2006, by and among Cygne Designs, Inc. Innovo Group, Inc. Innovo Axteca Apparel, Inc. and Azteca Production International*(9)

10.24	Letter Agreement dated as of April 24, 2006, by and among Cygne Designs, Inc., Azteca Production International, Inc., Hubert Guez, Paul Guez and Sweet Sportswear, LLC *(10)

10.26	Third Amendment to Supply Agreement, dated April 27, 2006, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (12)

10.27	Second Amendment to the Distribution Agreement, dated April 27, 2006, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (12)

10.28	Fourth Amendment to Supply Agreement, dated August 1, 2006, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (13)

10.29	Third Amendment to the Distribution Agreement, dated August 1, 2006, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (13)

10.30	Amendment to Factoring Agreement, dated as of July 31, 2006, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (13)

10.31	Amendment to Factoring Agreement, dated as of September 30, 2006, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (14)

10.32	Waiver to Factoring Agreement, dated as of October 31, 2006, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (14)
10.33	Waiver to Factoring Agreement, dated as of January 31 2007, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (15)

10.34	Note Conversion Agreement, dated as of January 31, 2007, by and between Cygne Designs, Inc. and Serge Kraif* (16)

Exhibit No.	Description

21.	Subsidiaries of Cygne Designs, Inc. *(15)

31.1	Certification of Principal Executive Officer *(15)

31.2	Certification of Principal Financial Officer *(15)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 *(15)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 * (15)

99.1	Revised Audit Committee Charter of the Audit Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.2	Charter of the Compensation and Stock Option Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.3	Charter of the Nominating and Corporate Governance Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company no November 29, 2005 * (5)

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the following documents:
(1)	Company’s 8-K filed on August 4, 2005
(2)	Company’s 8-K filed on September 22, 2005
(3)	Company’s 8-K filed on October 21, 2005
(4)	Company’s Form 10-Q filed on December 15, 2005
(5)	Company’s 8-K filed on December 5, 2005
(6)	Company’s 8-K filed on January 5, 2006
(7)	Company’s 8-K filed on January 26, 2006
(8)	Company’s Annual Report on Form 10-K filed May 1, 2006
(9)	Company’s 8-K filed on April 6, 2006
(10)	Company’s 8-K filed on May 17, 2006

Exhibit No.	Description
(11)	Company’s 8-K filed on July 27, 2006

(12)	Company’s Form 10-Q filed on June 14, 2006

(13)	Company’s Form 10-Q filed on September 14, 2006

(14)	Company’s Form 10-Q filed on December 19, 2006

(15)	Company’s Annual Report of Form 10-K Filed May 1, 2007.

(16)	Company’s Form 8-K filed on February 15, 2007

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

Cygne Designs, Inc.
(Registrant)

By:	/s/ Roy E. Green
Roy E. Green
Senior Vice President Chief Financial Officer

Date: May 31, 2007