Form 10-Q
period 2007-04-30
CYGNE DESIGNS INC
filed 2007-06-14
CIK 906782

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Common Stock, $0.01 par value, 26,462,109 shares as of June 11, 2007.

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	April 30, 2007	January 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash	$536	$1,709
Trade accounts receivable	4,441	1,621
Due from factor, net of allowances for customer chargebacks and trade discounts of $1,494 at April 30, 2007 and $1,510 at January 31, 2007	8,631	9,758
Due from related parties, net*	8,870	7,819
Inventories	2,071	1,937
Marketable securities	57	65
Other receivables and prepaid expenses	243	175

Total current assets	24,849	23,084
Fixed assets, net	632	619
Intangible assets, net of accumulated amortization of $3,304 at April 30, 2007 and $2,832 at January 31, 2007	4,065	4,537
Goodwill	72,877	72,877
Deposits	68	68

Total assets	$102,491	$101,185

Liabilities and Stockholders’ Equity
Current liabilities:
Advances from factor	$8,968	$9,542
Current portion of long term note payable	4,715	4,715
Accounts payable*	10,290	8,163
Accrued expenses	1,084	982
Income taxes payable	523	692

Total current liabilities	25,580	24,094
Secured subordinated promissory note payable	25,931	25,202
Deferred taxes	2,905	2,471

Total liabilities	54,416	51,767

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 authorized: 26,462,109 shares issued and outstanding, at April 30, 2007 and January 31, 2007	265	265
Paid-in capital	168,638	168,601
Accumulated other comprehensive income	17	25
Accumulated deficit	(120,845)	(119,473)

Total stockholders’ equity	48,075	49,418

Total liabilities and stockholders’ equity	$102,491	$101,185

*	Certain reclassifications were made to amounts presented in 2006 to be consistent with the 2007 presentation.

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Three Months Ended
	April 30, 2007	April 30, 2006
	(Unaudited)
Net sales	$20,863	$20,895
Cost of goods sold (1)	16,690	15,931

Gross profit	4,173	4,964
Selling, general and administrative expenses (1)	3,600	4,036
Depreciation and amortization	508	204

Income from operations before interest and income taxes	65	724
Interest expense including amortization of debt discount (1)	957	1,290

Loss from operations before income taxes	(892)	(566)
Provision for income taxes	480	410

Net loss	$(1,372)	$(976)

Net loss per share-basic and diluted	$(0.05)	$(0.04)

Weighted average common shares outstanding:
Basic	26,462	24,456
Diluted	26,462	24,456

See accompanying notes.

(1)	Related Parties amounts include the following items:

	Three Months Ended
	April 30, 2007	April 30, 2006
Cost of goods sold	$15,475	$12,412
Selling, general and administrative expenses	883	1,222
Interest expense	—	470

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 31, 2007	26,462	$265	$168,601	$25	$(119,473)	$49,418
Net (loss) for the three months ended April 30, 2007	—	—	—	—	(1,372)	(1,372)
Unrealized (loss) on marketable securities	—	—	—	(8)		(8)

Comprehensive loss for the three months ended April 30, 2007	—	—	—	—		(1,380)
Amortization of restricted stock	—	—	37	—		37

Balance at April 30, 2007 (unaudited)	26,462	$265	$168,638	$17	(120,845)	$48,075

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended
	April 30, 2007	April 30, 2006
	(Unaudited)
Operating activities
Net (loss)	$(1,372)	$(976)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Deferred income tax provision	434	392
Depreciation and amortization of property, plant and equipment	36	32
Amortization of intangible assets	472	172
Amortization of debt discount	729	513
Allowance for customer chargebacks and trade discounts	(16)	(859)
Non-cash stock compensation	37	40
Changes in operating assets and liabilities:
Non-factored trade accounts receivable	(2,820)	(44)
Due from factor	1,143	5,796
Inventories	(134)	(1,042)
Other receivables and prepaid expenses	(68)	26
Accounts payable	2,127	(923)
Accrued expenses	102	127
Income taxes payable	(169)	8
Due to (due from) related parties	(1,051)	1,802

Net cash (used in) provided by operating activities	(550)	5,064

Investing activities
Purchase of denim business from Diversified Apparel LLC	—	(250)
Purchase of property, plant and equipment	(49)	(18)

Net cash (used in) investing activities	(49)	(268)

Financing activities
Exercise of stock options	—	1
Advances from factor	13,950	19,563
Repayments of advances to factor	(14,524)	(25,234)

Net cash (used in) financing activities	(574)	(5,670)

Net (decrease) in cash	(1,173)	(874)
Cash at beginning of period	1,709	977

Cash at end of period	$536	$103

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Three Months Ended
	April 30, 2007	April 30, 2006
	(Unaudited)
Supplemental Disclosures of Cash Flow Information
Income taxes paid	$216	$10

Interest paid	$228	$307

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2007

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Cygne Designs, Inc. Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly Cygne Designs’s financial position, results of operations and cash flows for the interim period presented. Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2008. The balance sheet at January 31, 2007 has been derived from the audited financial statements at that date which were included in Cygne’s Annual Report on Form 10-K for the year ended January 31, 2007.

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Cygne and its subsidiaries. All inter-company balances and transactions were eliminated in consolidation.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, (“SFAS No. 109’), “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has recorded a valuation allowance against deferred tax assets due to the Company’s history of losses and near break-even results. However, should the Company conclude that utilization of deferred tax assets is more likely than not, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. The deferred tax assets are net of deferred tax liabilities except for deferred tax liabilities originating from the Company’s taxable business combinations that resulted in tax-deductible goodwill. In these instances, deferred tax liabilities accumulate over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. These deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, these deferred tax liabilities are not netted against the Company’s deferred tax assets in determining the valuation allowance.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

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

Segment Information

Based on the criteria in Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in one segment of the apparel market: women’s denim, casual, and career apparel.

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

Marketable Securities

The Company’s marketable securities are comprised of public corporate equity securities. All investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses are included as a separate component of stockholders’ equity, except when a decline in the value of a security is believed to be other than temporary.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments are

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

1.	Significant Accounting Policies (continued)

determined using quoted market prices for those securities. The fair value of amounts due to/due from related parties is not known based on the related party nature of these amounts.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets consist of property, plant and equipment and intangible assets including goodwill. Intangible assets are comprised of trademarks, costs to create product lines, and customer relationships. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” the Company assesses the impairment of identifiable intangibles and goodwill at least annually in the case of goodwill, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

1.	Significant Accounting Policies (continued)

discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company measures impairment on long-lived assets on the cash flow method.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes allowances for customer chargebacks and trade discounts. Such reserves amounted to $1,494,000 and $1,510,000 at April 30, 2007 and January 31, 2007, respectively.

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

Selling, General and Administrative Expenses

Selling general and administrative expenses (“SG&A”) include expenses related to compensation, selling commissions, travel and entertainment, samples, rent, office expenses, professional fees, insurance, restrictive covenant fees, earn-out fees, factor fees, director fees and other public company expenses. All of the Company’s restrictive covenant fees, earn-out fees and distribution expenses during the three months ended April 30, 2007 and 2006 were incurred under either the Restrictive Covenant Agreement or the Distribution Agreement with Diversified Apparel as described in Note 10 to Notes to the Consolidated Financial Statements or under the Innovo Acquisition Agreement as described in Note 2 to Notes to the Consolidated Financial Statements.

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred and included in the category of SG&A. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of operations amounted to approximately $432,000 and $200,000 for the three months ended April 30, 2007 and 2006, respectively.

Interest Expense

For the three months ended April 30, 2007, interest expense is comprised of interest on advances from factor and amortization of the discount on the secured subordinated promissory note. For the three months ended April 30, 2006, interest expense is comprised of interest payable on the secured subordinated promissory note, interest on advances from factor and amortization of the discount on the secured subordinated promissory note.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

1.	Significant Accounting Policies (continued)

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the U.S. Dollar.

Net Income (Loss) Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) “Earnings Per Share”. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of options convertible into an aggregate of approximately 470 and 486 common shares as of April 30, 2007 and 2006, respectively, are not included, as the inclusion of such would be anti-dilutive for all periods presented.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of net income (loss) and unrealized gain (loss) on marketable securities for the three months ended April 30, 2007.

Stock Based Compensation

Effective February 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment.” SFAS No.123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS No. 123R did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, future periods could be impacted, depending on the number and nature of grants of equity instruments to employees.

No options were granted during the three months ended April 30, 2007 and 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

1.	Significant Accounting Policies (continued)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 on February 1, 2007, effective for the first quarter ended April 30, 2007. On the date of adoption there was no impact on the financials pertaining to FIN 48. The Company had no uncertain positions and accordingly no unrecognized tax benefits. The Company recognizes interest and penalties, if any, as part of the provision for income taxes in the Company’s Consolidated Statements of Operations.

Cygne Design, Inc files a Federal Income Tax Return as well as in the following jurisdictions: California, New York State and New York City. Beginning in 2001, the Company’s two Guatemalan subsidiaries began filing separate Guatemala income tax returns, for which they have been granted a tax holiday to December 31, 2012.

Currently, the Company is not undergoing any tax examinations domestically. The Internal Revenue Service (“IRS”) has completed its examinations for the Federal income tax returns for the tax years January 31, 1985 through January 31, 1996. New York State has completed its examinations for the tax years January 31, 1985 through January 31, 2000. New York City has completed its examinations for the tax years January 31, 1985 through January 31, 2002. Jurisdiction. However, the Guatemalan tax authorities are examining the tax returns which were required to be filed, prior to 2001, in lieu of income tax returns exempt from filing under the grant of the Company’s tax holiday for the two Guatemalan subsidiaries tax returns from 1998 through 2000, as they remitted taxes for those years. The Company did not pay, nor was it required to pay, taxes for those years.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement becomes effective for the Company’s annual reporting period that begins February 1, 2008. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on Cygne’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued Financial Accounting Standards Board No. 159 (“SFAS No.159”), “The Fair Value Option for Financial Assets and Financial Liabilities” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company’s financial condition, results of operations or cash flows.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

2.	Acquisitions

Acquisition of the Private Label Division from Innovo Group, Inc. (“Innovo Acquisition”)

On May 12, 2006, Cygne, Innovo Group Inc, (“Innovo”), and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo, closed the transaction contemplated by an Asset Purchase Agreement entered into on March 31, 2006. Azteca Productions International, Inc. (“Azteca Productions”) was a party to certain ancillary agreements related to the Asset Purchase Agreement because it was an interested party in the transaction. Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the Asset Purchase Agreement, Innovo sold us certain assets related to its private label apparel division. Innovo purchased these assets from Azteca Productions in July 2003 pursuant to an asset purchase agreement referred to as the Blue Concept Asset Purchase Agreement.

Cygne’s primary purpose for the purchase was to diversify its business. We accounted for this transaction as a purchase.

The assets acquired by Cygne included the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, The Company assumed certain liabilities associated with the private label division, including the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with the private label division’s outstanding purchase orders and inventory scheduled in the Asset Purchase Agreement, and the obligations to continue to pay the earn-out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities was $2,500,000, which excluded the remaining unpaid principal amount of the original promissory note of $7.9 million, which was paid through the issuance of shares of Cygne’s common stock, as described below, and any amounts which might be owed under the earn-out. No amounts were due under the earn-out agreement.

The Asset Purchase Agreement contained customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and post-closing covenants.

In connection with the Asset Purchase Agreement, the Company entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Mr. Hubert Guez, Mr. Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo Acquisition, on May 12, 2006 The Company issued 1,000,000 shares of our common stock to each of Mr. Hubert Guez and Mr. Paul Guez, for an aggregate issuance of 2,000,000 shares, in lieu of assuming the

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

2.	Acquisitions (continued)

remaining $7.9 million outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by the Company. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to The Company in the event that Cygne’s common stock is traded on Nasdaq (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the lock-up period. Cygne’s shares did not reach the average target price and the shares were released from escrow to Messrs. Paul Guez and Hubert Guez.

As of May 12, 2006, Mr. Hubert Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 49.03% of the shares of the Company’s common stock. In addition, Mr. Hubert Guez (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Sportswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources, LLC. AZT International, S.A. de C.V is a 100% subsidiary of Azteca Production International, Inc.

As of May 12, 2006, Azteca Production International, Inc. may be deemed the beneficial owner of approximately 12.7% of Innovo Group Inc. common stock. Mr. Hubert Guez may be deemed to have the sole power to direct the voting and disposition of approximately 5.9% of Innovo Group Inc. common stock.

The purchase price for the Innovo acquisition is comprised of the following:

($ in thousands)
Issuance of 2,000,000 shares of Cygne’s Common Stock at $3.84 per share	$7,680
Assumption of liability to Diversified Apparel Resources LLC	2,500
Transaction costs	121

Total Purchase Price	$10,301

The purchase price was allocated as follows:

($ in thousands)
Intangible assets—customer relationships, $400 amortized over 3 months and $3,600 over 3 years	$4,000
Excess purchase price allocated to goodwill	6,301

$10,301

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

2.	Acquisitions (continued)

Goodwill and Intangible Assets for Innovo Acquisition

The amortization of the intangible assets for the three months ended April 30, 2007 and 2006 was $300,000 and zero, respectively. Under the purchase method of accounting, the amount of the purchase price, including transaction costs, that exceeded the fair value of the intangible and other long-lived assets acquired was $6,301,000, and is deductible for tax purposes. The allocation of the purchase price was based upon a valuation report prepared by a third-party.

Goodwill for Acquired Business

On July 31, 2005, the Company purchased the denim apparel business from Diversified Apparel Resources LLC. (“Acquired Business”). The Company recorded goodwill of $66,576,000 in connection with this acquisition.

Goodwill and Intangible Assets Summary for both the Innovo Acquisition and the Acquired Business

The goodwill for the Innovo Acquisition was $6,301,000 and for the Acquired Business was $66,576,000 for total goodwill of $72,877,000.

The amortization of the intangible assets for the Innovo Acquisition for the three months ended April 30, 2007 and 2006 was $300,000 and zero, respectively, and for the Acquired Business for the three months ended April 30, 2007 and 2006 was $172,000. The following table sets forth the annual amortization over the remaining life of the intangible assets for both acquisitions.

Year Ended January 31:
2008, remaining	$1,414,000
2009	1,735,000
2010	724,000
2011	192,000

$4,065,000

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

2.	Acquisitions (continued)

Registration Rights Agreement

In connection with the acquisition of the Acquired Business, we entered into a Registration Rights Agreement to register the resale of 10,500,000 shares issued to Diversified Apparel. We had the obligation to have this Registration Statement declared effective no later than February 2, 2006. We have been granted extensions by Diversified Apparel to have the Registration Statement declared effective by May 31, 2007. If Cygne did not have the Registration Statement declared effective, as required by the Registration Rights Agreement, Cygne would have owed cash liquidated damages to Diversified in the amount of 0.05% of the value of the registrable securities held by Diversified at each event date, as defined. The Registration Statement became effective on May 14, 2007.

Pro-forma Statements of Operations

The unaudited pro forma condensed combined statements of operations for the three months ended April 30 2006 gives effect to the May 12, 2006 consummation of the Innovo Acquisition as if the transaction occurred on February 1, 2006, the first day of our fiscal year. The acquisition was accounted for using the purchase method of accounting.

The Innovo Acquisition pro forma adjustments include the elimination of the historical building occupancy costs, the adjustment of the historical amortization of intangibles to the amortization of Cygne’s intangibles, the recording of the deferred tax liability and the elimination of the Innovo Acquisition impairment of goodwill which was recorded on the financial statements of Innovo Group Inc,

The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the combination been in effect during this period or which might be reported in the future. The unaudited pro forma financial information includes expenses allocated by Innovo Group Inc. to the Innovo Acquisition which may not be indicative of future results which will include actual expenses.

	(In thousands, except per share amounts)
	Three months ended April 30
	2007	2006
	Actual	Pro forma
Net sales	$20,863	$32,397
Net loss	(1,372)	(1,086)
Net loss per share—basic and diluted	(0.05)	(0.04)

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

3.	Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The related unrealized holding gains and losses are excluded from operations and recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets. At April 30, 2007 and January 31, 2007, the gross unrealized (loss) gain was approximately ($8,000) and $42,000, respectively. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in other expense.

The following table summarizes the marketable securities as of April 30, 2007 and January 31, 2007:

	Cost or Net Carrying Value	Gross Unrealized Gain/(Loss)	Gross Recorded Gain/(Loss)	Estimated Fair Value
Marketable securities, January 31, 2007	$23,000	$42,000	—	$65,000
Marketable securities, April 30, 2007	65,000	(8,000)	—	$57,000

4.	Credit Facilities

Effective July 31, 2005, the Company began to use Milberg Factors, Inc. (“Milberg”) for credit administration and cash flow purposes. The Company and Milberg entered into a factoring agreement effective July 31, 2005 which was amended on January 31, 2006 and July 31, 2006 and renewed through July 31, 2007 (the “Factoring Agreement”). The Factoring Agreement is automatically renewed for successive periods of one year unless terminated by the Company by giving 60 days written notice. In addition, Milberg may terminate the Factoring Agreement at any time by giving the Company 60 day’s written notice. On May 31, 2007, the Company gave written notice to Milberg that it would terminate the Factoring Agreement on July 31, 2007. There can be no assurance that the Company will have alternative credit arrangements in place by July 31, 2007. Additionally, the Company has depended on advances from Milberg to operate its business. Milberg is not obligated to advance funds to the Company and has indicated that as a result of the termination notice and the Company’s failure to be in compliance with the net worth covenant at April 30, 2007, they may not advance funds to the Company at the same level as in the past, or at all. If the Company does not have alternative credit arrangements in place at the time the Factoring Agreement terminates, or if Milberg does not continue to advance the Company sufficient funds through July 31, 2007, the Company may have difficulty satisfying its working capital needs, which would have a material adverse effect on its business, results of operations and financial condition.

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

Cygne estimates the allowances for customer chargebacks and trade discounts to be applied against its factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of April 30, 2007 and January 31, 2007, Cygne had reserved approximately $1,494,000 and $1,510,000, respectively, for allowances for customer chargebacks and trade discounts.

Milberg’s basic factoring charge is 0.55% of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, 0.45% of the next $25,000,000 of receivables factored by

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

4.	Credit Facilities (continued)

Milberg in any contract year, and 0.40% of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The Factoring Agreement contains covenants with respect to working capital and net worth. The revised working capital (as defined) had to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) had to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. Cygne was in compliance with all working capital and tangible net worth covenants at January 31, 2006. An amendment with an effective date of September 30, 2006 provided that working capital at October 31, 2006 had to be at least $2,000,000. Cygne was in default with the working capital covenant and the tangible net worth covenant at January 31, 2007 for which Cygne obtained a waiver from Milberg at January 31, 2007. Cygne was in default with the tangible net worth covenant at April 30, 2007 for which Cygne obtained a waiver from Milberg.

The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the three months ended April 30, 2007 and 2006 were approximately $86,000 and $142,000, respectively. The maximum revolving amount is $25,000,000. At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to Cygne. In addition, upon Cygne’s request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to Cygne’s credit on Milberg’s books in excess of a reserve for known future chargebacks from all customers.

Advances from Milberg are repayable on demand. The maximum advances are the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers or $25,000,000. Advances from Milberg at April 30, 2007 and January 31, 2007 were approximately $8,968,000 and $9,542,000, respectively. Interest paid to Milberg for the three months ended April 30, 2007 and 2006 was approximately $228,000 and $307,000, respectively.

Milberg may charge interest on any monies remitted or otherwise advanced or charged to Cygne’s account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at April 30, 2007 was 8.25%). As security for all of Cygne’s obligations to Milberg, including advances made by Milberg to Cygne, Cygne granted to Milberg a continuing security interest in substantially all of its property.

In connection with the Factoring Agreement, Hubert Guez guaranteed Cygne’s obligations to Milberg up to $1,500,000, plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owed to Diversified Apparel by Cygne until all of Cygne’s obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

4.	Credit Facilities (continued)

Due from factor, net of factor advances and allowances for chargebacks and trade discounts, as shown on the balance sheets are summarized below. Factored receivables of $10,125,000 and $11,268,000 at April 30, 2007 and January 31, 2007, respectively, are without recourse.

	(In thousands)
	April 30, 2007	January 31, 2007
Outstanding factored receivables	$10,125	$11,268
Less, allowances for chargebacks and trade discounts	1,494	1,510

Due from factor, net of allowances for chargebacks and trade discounts	8,631	9,758
Less, advances from factor	8,968	9,542

Due (to) due from factor net of factor advances and reserves for chargebacks and trade discounts	$(337)	$216

5.	Inventories

Inventories consist of the following:

	(In thousands)
	April 30, 2007	January 31, 2007
Raw materials and work-in-process	$637	$389
Finished goods	1,434	1,548

Total	$2,071	$1,937

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

6.	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	(In thousands)
	April 30, 2007	January 31, 2007	Estimated Useful Lives
Land	$258	$258
Building and building improvements	117	117	At salvage value
Leasehold improvements	249	231	Life of lease
Equipment, furniture, and fixtures	326	295	2-7 years

	950	901
Less accumulated depreciation and amortization	318	282

	$632	$619

Depreciation and amortization expense for property, plant and equipment was approximately $36,000 and $32,000 for the three months ended April 30, 2007 and 2006, respectively. Depreciation of property, plant and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

7.	Note Payable

Secured Subordinated Promissory Note (“Note”)

In connection with the acquisition of Diversified Apparel, the Company issued a secured subordinated promissory note to Diversified Apparel, a related party. The maturity date of the Note was April 30, 2012. The Note bears interest at 4.7% per annum, compounded annually. Interest and principal on the Note are payable quarterly commencing on October 31, 2006. After giving effect to the conversion of $7,500,000 principal amount of the Note into common stock as described below under Note Conversion Agreement, the principal amount of the Note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., Cygne is required to use fifty percent of the net proceeds of any sale of its debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of its equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the Note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of one percent (1%) of the prepayment.

Notwithstanding anything to the contrary in the Note, no payment in respect of the indebtedness evidenced by the Note, including any scheduled payment of principal and/or interest or any prepayment, may be made by Cygne, except as expressly permitted pursuant to the Factoring Agreement.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

7.	Note Payable (continued)

Secured Subordinated Promissory Note (“Note”)

Prior to the transfer of the Note by Diversified Apparel to an unrelated third party with an effective date of November 1, 2006, Cygne’s obligations under the Note were secured by a pledge of the trademarks purchased by Cygne under the Agreement, pursuant to a Security Agreement entered into with Diversified Apparel. The Note Transfer Agreement is described below.

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

On October 31, 2006, Cygne made a principal payment of $1.5 million due on the Note through reduction of the amounts owed by Diversified Apparel.

Future minimum principal repayments required under the Note are as follows:

Year Ended January 31:	Principal	Note Discount Amortization	Total Principal Payments
2008(1), remaining	$3,940,000	$2,060,000	$6,000,000
2009	3,476,000	2,524,000	6,000,000
2010	7,953,000	2,047,000	10,000,000
2011	8,832,000	1,168,000	10,000,000
2012	4,945,000	55,000	5,000,000
From time to time when Cygne has funds available (2)	1,500,000	—	1,500,000

	$30,646,000	$7,854,000	$38,500,000

(1)	The current holder of the Note has agreed to deferral of the principal payment due April 30, 2007 pending stockholder consideration of the conversion of the Note into shares of Common Stock, a convertible note and warrants, as described below.
(2)	Effective January 31, 2007, the holder of the Note agreed that the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

7.	Note Payable (continued)

Note Transfer Agreement

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

Future interest payments required under the Note are as follows:

Year Ended January 31:
2008 (1), remaining	$1,633,000
2009	1,354,000
2010	997,000
2011	526,000
2012	87,000

$4,597,000

(1)	The holder of the Note has forgiven the interest payment due April 30, 2007 and it is therefore not included in this total.

The Company obtained a third-party valuation to determine the fair value of the Note for the purposes of determining the purchase price of the Acquired Business. As a result, the Company recorded a debt discount of $14,200,000 to reduce the carrying value of the Note to fair value. The discount is being amortized to interest expense over the term of the Note. During the three months ended April 30, 2007, approximately $729,000 of debt discount amortization was recorded.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

8.	Stock Options and Restricted Common Stock

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

At April 30, 2007, 500 options were outstanding under the Company’s 1993 Stock Option Plan for Non-Employee Directors, which expired April 15, 2003. The outstanding options have an expiration date of 2013.

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

Stock Options

Any unused portion of the annual limitations on awards that may be earned by an employee shall be carried forward on a cumulative basis. No options have been granted under the Plan to date.

Restricted Common Stock

On January 20, 2006, the Company issued 60,000 shares of restricted Common Stock to directors, subject to vesting over a period of eight quarters of continued service, beginning with the quarter

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

8.	Stock Options and Restricted Common Stock (continued)

ended January 31, 2006. The shares were valued at $4.85 a share. The shares will also vest in full upon a Change in Control, as defined in the Plan, or upon the termination of the director’s service due to death or disability.

9.	Concentrations of Risk

For the three months ended April 30, 2007 sales to JC Penney, Kohl’s, American Eagle Outfitters and Target accounted for approximately 13.8%, 12.8%, 38.7% and 19.0%, respectively, of Cygne’s net sales. For the three months ended April 30, 2006, sales to New York & Company, JC Penney and Kohl’s accounted for 6.5%, 29.8% and 22.1% of Cygne’s net sales.

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

Under the terms of the Supply Agreement, as amended: AZT International S. de R.L. de C.V. (“AZT’), an affiliate of Hubert Guez, manufactures branded and private label denim apparel for Cygne in Mexico at specified gross margins to Cygne. Cygne renewed the Supply Agreement, which has an expiration date of July 31, 2007, for a one-year period until July 31, 2008. Pursuant to the Supply Agreement, AZT ships its manufactured apparel to the United States and invoices Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel retains the physical risk of loss while the inventory is in its possession and invoices Cygne for the apparel once it has been shipped to Cygne’s customers. At the end of each month, Diversified Apparel invoices Cygne for the apparel it has on hand that Cygne estimates that it will ship to its customers in the subsequent month. The apparel purchased from Diversified Apparel for the three months ended April 30, 2007 and 2006 was approximately $12,130,000 and $6,529,000, respectively, of which approximately $553,000 and $994,000, respectively, is in inventory at April 30, 2007 and 2006, respectively. The increase in purchases resulted from the Innovo Acquistion on May 12, 2006. Cygne is subject to obsolescence risk.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

10.	Related Party Transactions (continued)

Cygne will advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requests such advance in writing. The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding. At April 30, 2007 and January 31, 2007, outstanding advances to Diversified Apparel were approximately $100,148,000 and $8,825,000, respectively.

The Distribution Agreement: Diversified Apparel provides distribution and operating services including building occupancy costs for Cygne. Cygne renewed the Distribution Agreement, which has an expiration date of July 31, 2007, for a one-year period until July 31, 2008. The distribution agreement cost for the three months ended April 30, 2007 and 2006 was $496,000 and $872,000, respectively. The decrease in distribution costs is volume related. In addition, the cost of the packing materials purchased from Diversified Apparel for the three months ended April 30, 2007 and 2006 was $54,000 and $100,000, respectively. All amounts are included in Selling, General and Administrative expenses in the statement of operations. Pursuant to the Distribution Agreement, Cygne purchases all of its denim apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel receives this apparel in its United States warehouse and retains the physical risk of loss while the inventory is in its possession. Diversified Apparel invoices Cygne for the apparel that has been shipped to Cygne’s customers. At the end of each month, Diversified Apparel invoices to Cygne the apparel that Cygne estimates that it will ship to its customers in the subsequent month. The apparel purchased from Diversified Apparel under this arrangement for the three months ended April 30, 2007 and 2006 was approximately $3,207,000 and $5,799,000, respectively, of which approximately $901,000 and $579,000 is in inventory at April 30, 2007 and 2006, respectively. The decrease in purchases reflected a decrease in sales. Cygne is subject to obsolescence risk.

Restrictive Covenant Agreement: Cygne and Hubert Guez entered into a restrictive covenant agreement whereby Cygne pays Hubert Guez one percent (1%) of net sales, not including non-denim sales to New York & Company, and not including sales of denim apparel resulting from subsequent business acquisitions. The Company recorded an expense of $77,000 and $191,000 for the three months ended April 30 2007 and 2006, respectively. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations.

Cash payments made under this agreement during the three months ended April 30, 2007 and 2006 were zero and $100,000, respectively. Cygne’s payable to Hubert Guez at April 30, 2007 and January 31, 2007 was approximately $591,000 and $514,000, respectively. This payable is included in due to Related Parties.

Secured Subordinated Promissory Note: In connection with the acquisition of the denim business from Diversified Apparel, Cygne issued to Diversified Apparel a $47.5 million note bearing interest at 4.7% per annum. On January 3, 2006, the Company and Diversified Apparel entered into a Note

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

10.	Related Party Transactions (continued)

Conversion Agreement providing for the conversion of $7,500,000 of principal due under the Note to Diversified Apparel into 1,428,571 shares of the Company’s common stock. Accordingly, Cygne canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012. On October 31, 2006, the Company made a principal payment of $1.5 million due on the Note through reduction of the amounts owed by Diversified Apparel. Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif. See Note 7 to Notes to Consolidated Financial Statements.

The Company recorded interest expense to Diversified Apparel for the three months ended April 30, 2006 of $470,000. The Note was transferred to an unrelated party at November 1, 2006. See Note 7 to Notes to Consolidated Financial Statements.

Cygne has filed a registration statement which was declared effective on May 14, 2007 for resale by certain of its stockholders of an aggregate of 13,928,571 shares of Cygne’s common stock. 11,928,571 shares were acquired by Diversified Apparel directly from Cygne in connection with Cygne’s acquisition of the branded and private label denim apparel business from Diversified Apparel and the subsequent conversion of $7,500,000 principal amount of the Note and 2,000,000 shares were acquired by Hubert Guez and Paul Guez from Cygne in connection with Cygne’s acquisition of certain assets of the private label apparel division of Innovo Group, Inc. on May 12, 2006. The selling stockholders (other than Diversified Apparel and Paul Guez) are members of Diversified Apparel who acquired the shares of common stock by distribution from Diversified Apparel. The 13,928,571 shares offered constitute, in the aggregate, approximately 53% of Cygne’s shares outstanding as of May 14, 2007.

First Finish Inc., an affiliate of Hubert Guez, operates a fabric finishing testing and development facility in California. The cost for services rendered to Cygne by First Finish Inc. for the three months ended April 30, 2007 and 2006 was approximately $49,000 and $59,000, respectively. Payments to reduce prior amounts due to First Finish, Inc. during the three months ended April 30, 2007 and 2006 were $58,000 and $91,000, respectively.

In connection with the Innovo Acquisition, Cygne assumed the obligations under an earn-out agreement with Paul and Hubert Guez. The Company pays to each of Paul Guez and Hubert Guez 1.25% of sales to American Eagle Outfitters. The Company recorded an expense of $202,000 and zero, respectively, for the three months ended April 30, 2007 and 2006. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations.

No cash payments were made under this agreement during the three months ended April 30, 2007 and 2006. Cygne’s payable to Paul Guez at April 30, 2007 and January 31, 2007 was approximately $165,000 and $64,000, respectively. Cygne’s payable to Hubert Guez at April 30, 2007 and January 31, 2007 was approximately $495,000 and $394,000, respectively. This payable is included in due to/ due from Related Parties.

Cygne guaranteed payment for purchases of fabric made by AZT, a related party, from Cone Denim LLC to fulfill purchase orders from American Eagle Outfitters for finished product. The guarantee limit is $3,500,000 and the guarantee is valid for the period April 30, 2007 through August 22, 2007. The amount guaranteed at April 30, 2007 was $3,500,000.

Due to/(due from) Related Parties is comprised of the following amounts:

	(In thousands)
	April 30, 2007	January 31, 2007
Due from Diversified Apparel under the Supply Agreement	($12,648)	($11,325)
Due to Diversified Apparel—assumption of liability under Innovo Acquisition Agreement	2,500	2,500

Due from Diversified Apparel, net	(10,148)	(8,825)
Due to First Finish Inc.	27	34
Due to Mr. Hubert Guez—restricted covenant	591	514
Due to Mr. Hubert Guez—earn-out agreement	495	394
Due to Mr. Paul Guez— earn-out agreement	165	64

Due to/(due from) Related Parties	($8,870)	($7,819)

The categories of related party charges are:

		(In thousands)
Statement Placement See below		3 Months Ended April 30, 2007	3 months Ended April 30, 2006
1	Supply Agreement, net of inventory shown in Item 4	$11,597	$5,535
1	Distribution Agreement relating to purchase of imported products, net of inventory shown in Item 4	2,306	5,221
2	Distribution Agreement relating to distribution expense	496	872
2	Distribution Agreement relating to packing material expense	54	100
2	Restrictive Covenant Agreement	284	191
2	First Finish, Inc.	49	59
3	Interest on Secured Promissory Note	—	470

		$14,786	$12,448

The categories identified above are shown in the financial statement under the following captions:

Statement Placement
1	Cost of goods sold *
2	Selling, general and administrative expenses
3	Interest expense

*	Certain reclassifications were made to amounts presented in 2006 to be consistent with the 2007 presentation.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

10.	Related Party Transactions (continued)

Related party charges included in inventory are:

		(In thousands)
Statement Placement		April 30, 2007	January 31, 2007
4	Supply Agreement inventory	$533	$992
4	Distribution Agreement inventory	901	664

		$1,434	$1,656

In addition, as of April 30, 2007 and January 31, 2007, the Company had outstanding short-term purchase order commitments to Diversified Apparel for approximately $37,103,000 and $31,768,000, respectively.

11.	Litigation

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

12.	Income Taxes

The provision for income taxes for the three months ended April 30, 2007 and 2006 was $480,000 and $410,000, respectively. The provision for the three months ended April 30, 2007 was comprised of $48,000 of United States and State and local income taxes, and a deferred tax provision of $432,000 related to the difference between book and tax basis from goodwill. The provision for the three months ended April 30, 2006 was comprised of $18,000 of minimum state and local income taxes, and a deferred tax provision of $392,000 related to the difference between book and tax basis from goodwill. A valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from the Company’s taxable business combination that resulted in deductible goodwill. The Company’s effective tax rate differs from the federal statutory rate of 34% and the Company’s normal effective minimum state and local tax rate of 6% (for a total tax rate of 40%) due to foreign operations, United States and State net operating loss carryforwards and deferred tax on goodwill amortization for the three months ended April 30, 2007 and 2006.

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

In connection with the Asset Purchase Agreement, the Company entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Mr. Hubert Guez, Mr. Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo Acquisition, on May 12, 2006 we issued 1,000,000 shares of our common stock to each of Mr. Hubert Guez and Mr. Paul Guez, for an aggregate issuance of 2,000,000 shares, in lieu of assuming the remaining $7.9 million outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by us. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to us in the event that our common stock is traded on Nasdaq (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the lock-up period. Our shares did not reach the average target price and the shares were released from escrow to Paul Guez and Hubert Guez.

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

The purchase price of the Innovo acquisition is comprised of the following:

($ in thousands)
Issuance of 2,000,000 shares of our Common Stock at $3.84 per share	$7,680
Assumption of liability to Diversified Apparel Resources LLC	2,500
Transaction costs	121

Total Purchase Price	$10,301

The purchase price was allocated as follows:

($ in thousands)
Intangible assets—customer relationships, $400 amortized over 3 months and $3,600 over 3 years	$4,000
Excess purchase price allocated to goodwill	6,301

$10,301

Goodwill and Intangible Assets for Innovo Acquisition

The amortization of the intangible assets for the three months ended April 30, 2007 and 2006 was $300,000 and zero, respectively. The following table sets forth the annual amortization expense over the remaining life of the intangible assets. Under the purchase method of accounting, the amount of the purchase price, including transaction costs, that exceeded the fair value of the intangible and other long-lived assets acquired was $6,301,000, and is deductible for tax purposes. The allocation of the purchase price was based upon a valuation report prepared by a third-party.

Year Ended January 31:
2008, remaining	$900,000
2009	1,200,000
2010	347,000

$2,447,000

Historical Information

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

We historically have been dependent on one or more key customers. For the three months ended April 30, 2007 sales to JC Penney, Kohl’s, American Eagle Outfitters and Target accounted for 13.8%, 12.8%, 38.7% and 19.0%, respectively. For the three months ended April 30, 2006 sales to JC Penney and Kohl’s accounted for approximately 29.8% and 22.1%, respectively, of our net sales.

On a pro forma basis for the three months ended April 30, 2006 after giving effect to the Innovo Acquisition as if such acquisition had been consummated on February 1, 2006, our sales to JC Penney, Kohl’s, American Eagle Outfitters and Target would have accounted for approximately 19.2%, 14.2%, 21.6% and 13.9%, respectively, of our net sales.

Although we have long-established relationships with our key customers, Penney and Kohl’s, we do not have long-term contracts with these customers, Our future success will be dependent upon our ability to attract new customers and to maintain our relationships with our present customers. We continue to strive to maintain our positive working relationships with our customers by providing on-time deliveries of quality products.

We cannot assure you that our major customers will continue to purchase merchandise from us at the same rate as they have historically purchased merchandise from us, or at all in the future, or that we will be able to attract new customers. In addition, our major customers have the ability to exert significant control over our business decisions, including prices. Since the United States discontinued textile import quotas affecting products sourced by us on January 1, 2005, the amount of business we do for New York & Company has decreased significantly, as New York & Company has opted to place orders in China and other countries in the Far East.

Effective January 1, 2005, the United States (“U.S.”) discontinued textile import quotas affecting the products sourced by us. As a result, beginning in 2005 the U.S. total imports from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The U.S. has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. We anticipate that our results of operations for products manufactured in Guatemala will continue to be adversely affected for the balance of year 2007. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded an impairment charge against its building, building improvements, equipment, furniture and fixtures at its Guatemalan facility.

The Central American countries, which include Guatemala, and the U.S., have negotiated a Central America Free Trade Agreement, or CAFTA. CAFTA, which was signed by the U.S. on August 2, 2005, will allow the U.S. duty free imports from Guatemala if the fabric is manufactured using yarn from the U.S. or a country party to CAFTA. Guatemala ratified CAFTA as of July 1, 2006. We anticipate that, over time, CAFTA may make Guatemala more competitive with imports from the Far East in the categories manufactured by us in Guatemala, although we cannot assure you this will happen. To date we have not experienced an increase in demand for our products manufactured in Guatemala.

We have incurred costs in restructuring our operations due to the loss of customers. We are continuing to review our existing business operations and could incur additional costs in the future associated with the further restructuring of our operations.

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

On October 31, 2006, we made a principal payment of $1.5 million due on the secured subordinated promissory note issued to Diversified Apparel LLC (the “Note”) in connection with our acquisition of the denim apparel business of Commerce Clothing (the “Acquired Business”). Effective November 1, 2006, Diversified Apparel transferred the Note to Serge Kraif. Effective January 31, 2007, we entered into an agreement with Mr. Kraif pursuant to which, if our stockholders approve:

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

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by us from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was forgiven. We have recorded the forgiveness as a reduction of interest expense in the year ended January 31, 2007.

Effective April 30, 2007, Mr. Kraif agreed that the $1.5 million principal payment on the Note due on April 30, 2007 could be delayed pending stockholder consideration of the Note conversion proposal discussed above. If our stockholders approve the Note conversion, this $1.5 million principal payment will be satisfied through the issuance of the common stock, convertible note and warrant discussed above. Holders of more than 50% of our outstanding common stock have agreed to vote in favor of the note conversion. Mr. Kraif agreed to forgive the interest due for the three months ended April 30, 2007.

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

The following list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of our Annual Report on Form 10-K for the year ended January 31, 2007, which contain accounting policies and other disclosures required by U.S. generally accepted accounting principles.

Accounts Receivable, Due from Factor and Allowance for Customer Chargebacks and Trade Discounts

A significant portion of our accounts receivable are factored without recourse. We estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of April 30, 2007 and January 31, 2007, we had reserved approximately $1,494,000 and $1,510,000, respectively, for allowances for customer chargebacks and trade discounts. A change in this estimate could result in the need to record additional reserves.

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

Impairment of Long-Lived Assets and Goodwill

Long-lived assets consist of property and equipment, intangible assets, and goodwill. Intangible assets are comprised of trademarks, costs to create product lines, customer relationships acquired in the Acquired Business and Innovo Acquisition. In accordance with Statement of Financial Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” we assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

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

Amortization of Discounts on Secured Subordinated Promissory Note and on Deferred Purchase Price

We recorded the fair value of the Note in the original principal amount of $47,500,000 issued in connection with the acquisition the Acquired Business at $33,300,000, which was originally a $14,200,000 discount from the face value of the Note. The discount to the Note is being amortized to interest expense over the term of the Note.

Should events or circumstances change, we may have to record additional amortization of the Note discount. If our stockholders approve the issuance of shares of our common stock, a convertible note and a warrant in payment of $37.0 million principal amount of the outstanding $38.5 million Note, we will record a loss on extinguishment of debt, which will adversely affect our results of operations for 2007.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $1,494,000 and $1,510,000 at April 30, 2007 and January 31, 2007, respectively. Should events or circumstances change, we could have to record additional accruals for increased reserves.

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

Results of Operations

The following table is derived from our consolidated statements of operations and expresses for the periods indicated certain data as a percentage of net sales.

	Three Months Ended:
	April 30, 2007	April 30, 2006
Net Sales	100.0%	100.0%

Gross profit	20.0	23.8
Selling, general and administrative expenses	17.3	19.3
Depreciation and amortization	2.4	1.0

Income (loss) before interest and income taxes	0.3	3.5
Interest expense	4.6	6.2
Provision for income taxes	2.3	2.0

Net loss	(6.6)%	(4.7)%

Three months ended April 30, 2007 (first quarter of 2007) compared to three months ended April 30, 2006 (first quarter of 2006)

Acquisition of Company

On May 12, 2006, we acquired the private label division of Innovo Group Inc. (“Innovo Acquisition”). We accounted for this transaction as a purchase. Accordingly, a comparison of our results of operations for the three months ended April 30, 2007 and 2006 may not necessarily be meaningful.

Net Sales

Net sales for the first quarter of 2007 were $20,863,000, a decrease of $32,000, or 1.5%, from net sales of $20,895,000 for the first quarter of 2006.

The decrease in sales for the first quarter of 2007 compared to the first quarter of 2006 of $32,000 was attributable to the increase in sales of $12,048,000 from the May 12, 2006 Innovo Acquisition, which was entirely offset by decreased sales to mid tier and department stores and a decrease in sales of our branded jeans of $12,080,000.

The reasons for the decrease in sales of $12,080,000 are discussed below.

The decrease in our sales of $5,961,000 to mid tier and department stores for products manufactured under the customers’ own label was mainly caused by not being price competitive in some of our product lines that these customers purchased from us. We were price competitive to this group of customers for the three months ended April 30, 2006. The reason that we did not remain price competitive for the three months ended April 30, 2007 is that most of the garments manufactured during this period were manufactured in Mexico, where costs were higher than those charged by Far East suppliers. During the next six months we anticipate that we will become more price competitive to this group of customers by manufacturing our garments in the Far East, based on our bookings for the second and third quarters.

Our sales decreased by $1,705,000 due to our discontinuance of our Hippie premium brand of junior jeans.

Our sales decreased by $3,830,000 mainly due to some of our customers substituting jeans manufactured under their own label for our Hint brand of junior jeans. During the next six months, we have obtained some but not all of the business transferred from our Hint brand to the customers’ own labels.

Our sales of non-denim products which were manufactured in our Guatemalan manufacturing facility decreased by $584,000. As discussed in the Overview above, we anticipate that, over time, CAFTA may make Guatemala more competitive with imports from the Far East in the product categories manufactured by us in Guatemala, although we cannot assure you this will happen. To date we have not experienced an increase in demand for our products manufactured in Guatemala.

Sales to JC Penney, Kohl’s, Target and American Eagle Outfitters, or AEO, accounted for 13.8%, 12.8%, 38.7% and 19.0%, respectively, of our net sales for the first quarter of 2007. Sales to JCP and Kohl’s accounted for 29.8% and 22.1%, respectively, of our net sales for the first quarter of 2006. Target and AEO became our customers through the May 12, 2006 Innovo Acquisition.

Gross Profit

The gross profit for the first quarter of 2007 was $4,173,000 (20.0% of net sales), a decrease of $791,000, or 15.9%, from the gross profit of $4,964,000 (23.8% of net sales) for the first quarter of 2006.

The decrease in gross profit for the first quarter of 2007 compared to the first quarter of 2006 of $791,000 was the result of a change in the mix of the product categories sold. The gross margins of the various product categories sold were consistent with the gross margins in the first quarter of 2006. The gross margins for the May 12, 2006 Innovo Acquisition were consistent with the gross margins reported in the balance of year 2006 following the Innovo Acquisition.

The gross margins for all products produced in Mexico at Diversified Apparel’s facilities, a related party, are specified pursuant to a Supply Agreement. We have renewed the Supply Agreement, which has an expiration date of July 31, 2007 for a one-year period to July 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2007 were $3,600,000, a decrease of $436,000, or 10.8%, from $4,036,000 for the first quarter of 2006. The decrease in SG&A expenses for the first quarter of 2007 compared to the first quarter of 2006 of $436,000 was mainly attributable to decreased expenses of $1,088,000 comprised of (i) expense reductions of $681,000 on account of lower sales, which included a decrease in distribution and operating service expenses of $474,000 to ship and invoice our decreased sales, a decrease in non-compete fees of $114,000, a decrease in factoring fees of $78,000 and a decrease in sales expense $15,000; (ii) a decrease of $293,000, including severance pay of $228,000 paid in 2006, that resulted from our reduction of payroll associated with operations to support orders placed by our customer, New York & Company; (iii) a decrease in our Nasdaq fees of $40,000; and (iv) a decrease in all other expenses of $74,000 mainly comprised of insurance, travel and MIS expenses. This decrease in expenses was partially offset by an increase in expenses of $652,000 comprised of (a) operating expenses of $601,000 for the Innovo Acquisition and (b) an increase in professional fees of $51,000 in connection with various SEC filings.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $36,000 and $32,000, respectively, for the first quarter of 2007 and the first quarter of 2006. Amortization of intangible assets, which resulted from our acquisitions, was $472,000 and $172,000 for the first quarter of 2007 and the first quarter 2006, respectively. The increase in amortization in the first quarter of 2007 compared to the first quarter of 2006 was due to the amortization expense of $300,000 for the Innovo Acquisition. The Innovo Acquisition was consummated on May 12, 2006.

Interest Expense

Interest expense for the first quarter of 2007 was approximately $957,000 as compared to $1,290,000 for the first quarter of 2006. Interest expense for the first quarter of 2007 includes interest paid to factor of $228,000 on its advances to us and the amortization of the discount on the Note of $729,000. The Note holder waived payment of the interest on the Note of approximately $434,000 for the three months ended April 30, 2007. Interest expense for the first quarter of 2006 includes interest paid to factor of $307,000 on its advances to us, interest on the Note of $470,000 and the amortization of the discount on the Note of $513,000.

We recorded the fair value of the Note issued in connection with the acquisition at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the Note is being amortized to interest expense over the term of the loan.

Provision for Income Taxes

The provision for income taxes for the three months ended April 30, 2007 and 2006 was $480,000 and $410,000, respectively. The provision for 2007 was comprised of $48,000 of United States and State and local income taxes and a deferred tax provision of $432,000. We recorded a tax provision of $432,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with our acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. These amounts differ from the federal statutory rate of 34% and the effective rate for state and local taxes of 6% (total rate 40%) due to United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for 2006 was comprised of $18,000 of state and local income taxes and a deferred tax provision of $392,000. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. These amounts differ from the federal statutory rate of 34% and the effective rate for state and local taxes of 6% (total rate 40%) due to United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

Pro forma Statement of Operations

The unaudited pro forma condensed combined statements of operations for the three months ended April 30 2006 gives effect to the May 12, 2006 consummation of the Innovo Acquisition as if the transaction occurred on February 1, 2006, the first day of our fiscal year. The acquisition was accounted for using the purchase method of accounting.

The Innovo Acquisition pro forma adjustments include the elimination of the historical building occupancy costs, the adjustment of the historical amortization of intangibles to the amortization of our intangibles, the recording of the deferred tax liability and the elimination of the Innovo Acquisition impairment of goodwill which was recorded on the financial statements of Innovo Group Inc.

The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results of operations which would actually have been reported had the combination been in effect during this period or which might be reported in the future. The unaudited pro forma financial information includes expenses allocated by Innovo Group Inc. to the Innovo Acquisition which may not be indicative of future results which will include actual expenses.

	(In thousands, except per share amounts)
	Three months ended April 30
	2007	2006
	Actual	Pro forma
Net sales	$20,863	$32,397
Net loss	(1,372)	(1,086)
Net loss per share—basic and diluted	(0.05)	(0.04)

Non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and our factor, to assess:

•	the financial performance of our assets without regard to financing methods, capital structures or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest on our indebtedness; and

•	our operating performance and return on invested capital as compared to those of other companies in the apparel business, without regard to financing methods and capital structure.

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

	(In thousands)
	Three Months Ended April 30
	2007	2006
Reconciliation of net (loss) to EBITDA
Net (loss)	$(1,372)	$(976)
Depreciation and amortization	508	204
Interest expense	957	1,290
Provision for income taxes	480	410

EBITDA	$573	$928

Liquidity and Capital Resources

Net cash used in operating activities for the first quarter of 2007 was $550,000. The components of cash used in operating activities totaling $4,242,000 are (i) an increase in trade receivables of $2,820,000, which reflects an increase in the American Eagle Outfitters non-factored trade receivables, (ii) an increase in inventories of $134,000, which reflects more denim inventory, (iii) a decrease in prepaid expenses of $68,000, which reflects the usage of insurance premiums paid in prior periods, and (iv) a decrease in income taxes of $169,000, which reflects tax payments made in the three months ended April 30, 2007 and (v) an increase in amounts due from related parties of $1,051,000, which reflects higher amounts advanced for work-in-process under the Supply Agreement in March and April 2007 as compared to the same period in the prior year. The cash used in operating activities was offset by cash provided of $3,372,000. The components of cash provided are (a) our net profit of $320,000, which is net of: the gross loss $1,372,000, depreciation of $36,000, amortization of intangible assets of $472,000, amortization of debt discount of $729,000, (decrease) in allowance for customer chargebacks and trade discounts of ($16,000), increase in deferred taxes of $434,000 and non-cash stock compensation of $37,000 (b) a decrease in amounts due from factor of $1,143,000, which reflects a decrease in factored sales for March and April 2007 as compared to the same period in the prior year (c) an increase in accounts payable of $2,127,000 mainly due to an increase in inventory purchases during the three months ended April 30, 2007 and (d) an increase in accrued expenses of $102,000 which is mainly due to an increase in professional fees at April 30, 2007.

Net cash provided by operating activities for the first quarter of 2006 was $5,064,000. The components of cash used in operating activities totaling $2,695,000 are (i) an increase in trade receivables of $44,000, which reflects the collection of miscellaneous trade receivables, (ii) an increase in inventories of $1,042,000, which reflects more denim inventory, (iii) a decrease in accounts payable of $923,000, which was principally caused by payments to fabric vendors and payments of professional fees, and (iv) our net loss of $686,000, which is net of depreciation of $32,000, amortization of intangible assets of $172,000, amortization of debt discount of $513,000, decrease in allowance for customer chargebacks and trade discounts of $859,000, increase in deferred taxes of $392,000 and non-cash stock compensation of $40,000. The cash used in operations was offset by cash provided by operations totaling $7,759,000 consisting of (a) an increase in prepaid expenses of $26,000 (b) an increase in accrued expenses and income taxes payable of $135,000, which reflects an increase in professional fees, (c) an increase in due from factor of $5,796,000, which was caused by increased sales, and (d) an increase in due to related parties of $1,802,000, which was primarily due to an increase in interest due on the Note and fees due on the restrictive covenant agreement.

Cash used in investing activities in the first quarter of 2007 of $49,000 consisted of expenditures incurred in connection with the purchase of computers of $31,000 and leasehold improvements of $18,000.

Cash used in investing activities in the first quarter of 2006 of $268,000 consisted of expenditures incurred in connection with the purchase of the acquired denim business of $250,000 and the purchase of computers of $18,000.

Net cash used in financing activities in the first quarter of 2007 of $574,000 consisted of the advances from the factor of $13,950,000 and repayments to the factor of $14,524,000.

Net cash used in financing activities in the first quarter of 2006 of $5,670,000 consisted of the issuance of common stock for $1,000 from the exercise of stock options, advances from the factor of $19,563,000 and repayments to the factor of $25,234,000.

Secured Subordinated Promissory Note (“Note”)

In connection with the acquisition of Diversified Apparel, we issued a secured subordinated promissory note to Diversified Apparel, a related party. The maturity date of the Note was April 30, 2012. The Note bears interest at 4.7% per annum, compounded annually. Interest and principal on the Note are payable quarterly commencing on October 31, 2006. After giving effect to the conversion of $7,500,000 principal amount of the Note into common stock as described below under Note Conversion Agreement, the principal amount of the Note is payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., we are required to use fifty percent of the net proceeds of any sale of our debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of our equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the Note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of one percent (1%) of the prepayment.

Notwithstanding anything to the contrary in the Note, no payment in respect of the indebtedness evidenced by the Note, including any scheduled payment of principal and/or interest or any prepayment, may be made by us, except as expressly permitted pursuant to the Factoring Agreement.

Prior to the transfer of the Note by Diversified Apparel to an unrelated third party with an effective date of November 1, 2006, our obligations under the Note were secured by a pledge of the trademarks purchased by us under the Agreement, pursuant to a Security Agreement entered into with Diversified Apparel. The Note Transfer Agreement is described below.

Note Conversion Agreement

On January 3, 2006, we and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 principal amount of the Note issued to Diversified Apparel into 1,428,571 shares of our common stock at the rate of $5.25 per share. Accordingly, we canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012. In connection with the conversion of the $7,500,000 of the Note, a loss on extinguishment (recorded as a component of interest expense) of approximately $2,063,000 was recorded representing the pro-rata unamortized discount.

On October 31, 2006, we made a principal payment of $1.5 million due on the Note through reduction of the amounts owed by Diversified Apparel.

Future minimum principal repayments required under the Note are as follows:

Year Ended January 31:	Principal	Note Discount Amortization	Total Principal Payments
2008(1), remaining	$3,940,000	$2,060,000	$6,000,000
2009	3,476,000	2,524,000	6,000,000
2010	7,953,000	2,047,000	10,000,000
2011	8,832,000	1,168,000	10,000,000
2012	4,945,000	55,000	5,000,000
From time to time when Cygne has funds available (2)	1,500,000	—	1,500,000

	$30,646,000	$7,854,000	$38,500,000

(1)	The current holder of the Note has agreed to deferral of the principal payment due April 30, 2007 pending stockholder consideration of conversion of the Note into shares of Common Stock, a convertible note and warrants, as described below.
(2)	Effective January 31, 2007, the holder of the Note agreed that the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by us from time to time when we have available funds.

Note Transfer Agreement

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

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by us from time to time when we have available funds and (ii) all accrued but unpaid interest at January 31, 2007 was forgiven.

Future interest payments required under the Note are as follows:

Year Ended January 31:
2008 (1), remaining	$1,633,000
2009	1,354,000
2010	997,000
2011	526,000
2012	87,000

$4,597,000

(1)	The holder of the Note has forgiven the interest payment due April 30, 2007 and it is therefore not included in this total.

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

Factoring Agreement

Effective July 31, 2005, we began to use Milberg Factors, Inc. (“Milberg”) for credit administration and cash flow purposes. We and Milberg entered into a factoring agreement effective July 31, 2005 which was amended on January 31, 2006 and July 31, 2006 and renewed through July 31, 2007 (the “Factoring Agreement”). The Factoring Agreement is automatically renewed for successive periods of one year unless terminated by us by giving 60 days written notice. In addition, Milberg may terminate the Factoring Agreement at any time by giving us 60 day’s written notice. On May 31, 2007, we gave written notice to Milberg that we would terminate the Factoring Agreement on July 31, 2007. The Company believes that it will have alternative credit arrangements in place by July 31, 2007.

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

We estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of April 30, 2007 and January 31, 2007, we had reserved approximately $1,494,000 and $1,510,000, respectively, for allowances for customer chargebacks and trade discounts.

Milberg’s basic factoring charge is 0.55% of the gross amount of the first $25,000,000 of receivables factored by Milberg in any contract year, 0.45% of the next $25,000,000 of receivables factored by Milberg in any contract year, and 0.40% of receivables factored by Milberg in any contract year in excess of $50,000,000, in each case, less any trade discounts to customers. For accounts with a low, but acceptable credit rating, Milberg adds approximately 1.00% of factored receivables to the factoring charge. The Factoring Agreement contains covenants with respect to working capital and net worth. The revised working capital (as defined) had to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. The revised tangible net worth (as defined) had to be at least $2 million for the period from January 31, 2006 through April 30, 2006, and at least $3 million thereafter. We were in compliance with all working capital and tangible net worth covenants at January 31, 2006. An amendment with an effective date of September 30, 2006 provided that working capital at October 31, 2006 had to be at least $2,000,000. We were in default with the working capital covenant and the tangible net worth covenant at January 31, 2007 for which we obtained a waiver from Milberg at January 31, 2007. We were in default with the tangible net worth covenant at April 30, 2007 for which we obtained a waiver from Milberg.

The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year are $95,000. The factor fees for the three months ended April 30, 2007 and 2006 were approximately $86,000 and $142,000, respectively. The maximum revolving amount is $25,000,000.

At the time of purchase of receivables and periodically thereafter, Milberg may in its sole discretion make advances to us. In addition, upon our request, Milberg must remit (and at any time in Milberg’s sole discretion Milberg may remit) any money standing to our credit on Milberg’s books in excess of a reserve for known future chargebacks from all customers.

Advances from Milberg are repayable on demand. The maximum advances are the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers or $25,000,000. Advances from Milberg at April 30, 2007 and January 31, 2007 were approximately $8,968,000 and $9,542,000, respectively. Interest paid to Milberg for the year ended April 30, 2007 and 2006 was approximately $228,000 and $307,000, respectively.

Milberg may charge interest on any monies remitted or otherwise advanced or charged to our account before the collection of receivables. The interest rate is prime plus 0.5% (prime rate at April 30, 2007 was 8.25%) As security for all of our obligations to Milberg, including advances made by Milberg to us, we granted to Milberg a continuing security interest in substantially all of our property.

In connection with the Factoring Agreement, Hubert Guez guaranteed our obligations to Milberg up to $1,500,000, plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty is unlimited in the case of fraud. Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owed to Diversified Apparel by us until all of our obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

Due (to)/due from factor, net of factor advances and allowances for chargebacks and trade discounts, as shown on the balance sheets are summarized below. Factored receivables of $10,125,000 and $11,268,000 at April 30, 2007 and January 31, 2007, respectively, are without recourse.

	(In thousands)
	April 30, 2007	January 31, 2007
Outstanding factored receivables	$10,125	$11,268
Less, allowances for chargebacks and trade discounts	1,494	1,510

Due from factor, net of allowances for chargebacks and trade discounts	8,631	9,758
Less, advances from factor	8,968	9,542

Due (to)/due from factor net of factor advances and reserves for chargebacks and trade discounts	$(337)	$216

The average factor advances for the three months ended April 30 2007 and 2006 were approximately $9,720,000 and $14,044,000, respectively, and the highest advances were approximately $11,257,000 and $17,246,000, respectively.

We have depended on advances from Milberg to operate our business. Milberg is not obligated to advance funds to us and has indicated that as a result of the termination notice and our failure to be in compliance with the net worth covenant at April 30, 2007, they may not advance funds to us at the same level as in the past, or at all. If we do not have alternative credit arrangements in place at the time the Factoring Agreement terminates, or if Milberg does not continue to advance us sufficient funds through July 31, 2007, we may have difficulty in satisfying our working capital needs, which would have a material adverse effect on our business, results of operations and financial condition.

Acquisition of Company

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

In connection with the Asset Purchase Agreement, the Company entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Mr. Hubert Guez, Mr. Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo Acquisition, on May 12, 2006 we issued 1,000,000 shares of our common stock to each of Mr. Hubert Guez and Mr. Paul Guez, for an aggregate issuance of 2,000,000 shares, in lieu of assuming the remaining $7.9 million outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by us. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to us in the event that our common stock is traded on Nasdaq (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the lock-up period. Our shares did not reach the average target price and the shares were released from escrow to Paul Guez and Hubert Guez.

We intend to finance our operations for the next twelve months through the use of operating profits, advances from our Factor or borrowings under other credit arrangements, and our extended payment terms from Diversified Apparel, an affiliate of Hubert Guez, as provided in our Supply and Distribution Agreements with Diversified Apparel.

Our financial performance for the next twelve months will depend on a variety of factors, including the success of our two acquisitions, the amount of sales to JC Penney, Kohl’s, Target Stores and American Eagle Outfitters, our ability to renew or replace our factoring agreement on acceptable terms and the effect on our non-denim business manufactured in Guatemala on account of the discontinuance of textile import quotas by the United States on January 1, 2005. As a result of the discontinuance of textile import quotas, our customers may be able to secure the products currently being purchased from us in Guatemala in other places at a lower price. If we have significant operating losses, we could face severe liquidity pressures, which would adversely affect our financial condition and results of operations and cash flows. We have in the past incurred costs in restructuring our operations due to the loss of customers and could incur additional costs in the future associated with the restructuring of our operations. We believe that we will have sufficient working capital to support our business for the next twelve months if our assumptions regarding our anticipated operating profits are correct, credit is available to us on reasonable terms and our extended payment terms from Diversified Apparel remain in place.

Off-Balance Sheet Arrangements

We have not created, and we are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

In connection with the acquisition of the Acquired Business, we entered into a Supply Agreement, as amended: AZT International S. de R.L. de C.V. (“AZT’), an affiliate of Hubert Guez, manufactures branded and private label denim apparel for us in Mexico at specified gross margins to us. We to renewed our Supply Agreement, which has an expiration date of July 31, 2007, for a one-year period until July 31, 2008. Pursuant to the Supply Agreement, AZT ships its manufactured apparel to the United States and invoices Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel retains the physical risk of loss while the inventory is in its possession and invoices us for the apparel once it has been shipped to our customers. At the end of each month, Diversified Apparel invoices us for the apparel it has on hand that we estimate that we will ship to our customers in the subsequent month. The apparel purchased from Diversified Apparel for the three months ended April 30, 2007 and 2006 was approximately $12,130,000 and $6,529,000, respectively, of which approximately $533,000 and $994,000, respectively, is in inventory at April 30, 2007 and 2006, respectively. The increase in purchases was for the Innovo Acquisition which was acquired on May 12, 2006. We are subject to obsolescence risk.

Diversified Apparel provides distribution and operating services including building occupancy costs for us. We renewed our Distribution Agreement, which has an expiration date of July 31, 2007, for a one-year period until July 31, 2008. The distribution agreement cost for the three months ended April 30, 2007 and 2006 was $496,000 and $872,000, respectively. The decrease in distribution costs is volume related. In addition, the cost of the packing materials purchased from Diversified Apparel for the three months ended April 30, 2007 and 2006 was $54,000 and $100,000, respectively. All amounts are included in Selling, General and Administrative expenses in the statement of operations. Pursuant to the Distribution Agreement, we purchase all of our denim apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel receives this apparel in its United States warehouse and retains the physical risk of loss while the inventory is in its possession. Diversified Apparel invoices us for the apparel that has been shipped to our customers. At the end of each month, Diversified Apparel invoices to us the apparel that we estimate that we will ship to our customers in the subsequent month. The apparel purchased from Diversified Apparel under this arrangement for the three months ended April 30, 2007 and 2006 was approximately $3,207,000 and $5,799,000, respectively, of which approximately $901,000 and $579,000 is in inventory at April 30, 2007 and 2006, respectively. The decrease in purchases was volume related. We are subject to obsolescence risk.

We will advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requests such advance in writing. The planned repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, we do not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if we did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding. At April 30, 2007 and January 31, 2007, outstanding advances to Diversified Apparel were approximately $10,148,000 and $8,825,000, respectively.

As of April 30, 2007, we have outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately $37,103,000. In addition, we have short-term purchase order commitments to non-related parties of approximately $109,000.

We guaranteed payment for purchases of fabric made by AZT, a related party, from Cone Denim LLC to fulfill purchase orders from American Eagle Outfitters for finished product. The guarantee limit is $3,500,000 and the guarantee is valid for the period April 30, 2007 through August 22, 2007. The amount guaranteed at April 30, 2007 was $3,500,000.

Effect of New Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted FIN 48 on February 1, 2007, effective for the first quarter ended April 30, 2007. On the date of adoption there was no impact on the financials pertaining to FIN 48. We had no uncertain positions and accordingly no unrecognized tax benefits. We recognize interest and penalties, if any, as part of the provision for income taxes in our Consolidated Statements of Operations.

We file a Federal Income Tax Return as well as in the following jurisdictions: California, New York State and New York City. Beginning in 2001, our two Guatemalan subsidiaries began filing separate Guatemala income tax returns, for which they have been granted a tax holiday to December 31, 2012.

Currently, we are not undergoing any tax examinations domestically. The Internal Revenue Service (“IRS”) has completed its examinations for the Federal income tax returns for the tax years January 31, 1985 through January 31, 1996. New York State has completed its examinations for the tax years January 31, 1985 through January 31, 2000. New York City has completed its examinations for the tax years January 31, 1985 through January 31, 2002. Jurisdiction. However, the Guatemalan tax authorities are examining the tax returns which were required to be filed, prior to 2001, in lieu of income tax returns exempt from filing under the grant of our tax holiday for the two Guatemalan subsidiaries tax returns from 1998 through 2000, as they remitted taxes for those years. We do not pay, nor are required to pay, taxes for those years.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement becomes effective for our annual reporting period that begins February 1, 2008. We do not anticipate that the adoption of SFAS No. 157 will have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued Financial Accounting Standards Board No. 159 (“SFAS No.159”), “The Fair Value Option for Financial Assets and Financial Liabilities” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of SFAS No. 159 will have an impact on our financial condition, results of operations or cash flows.

Inflation

The Company does not believe that the relatively moderate rates of inflation which have been experienced in the United States, where it competes, have had a significant effect on its net sales or profitability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future. For the first quarter of 2007, factor advances peaked at $11,257,000 and the average amount of factor advances was $9,720,000. An increase of 1% in the interest rate would have increased our interest expense for factor advances by approximately $24,000 in the first quarter of 2007.

ITEM 4.	CONTROLS AND PROCEDURES

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the three months ended April 30, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of April 30, 2007.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which the Company believes could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

The following information updates the risk factors set forth in Item 1A. of our Form 10-K for the fiscal year ended January 31, 2007:

On May 31, 2007, we gave written notice to Milberg that we would terminate the Factoring Agreement on July 31, 2007. There can be no assurance that we will have alternative credit arrangements in place by July 31, 2007. Additionally, we have depended on advances from Milberg to operate our business. Milberg is not obligated to advance funds to us and has indicated that as a result of the termination notice and our failure to be in compliance with the net worth covenant at April 30, 2007, they may not advance funds to us at the same level as in the past, or at all. If we do not have alternative credit arrangements in place at the time the Factoring Agreement terminates, or if Milberg does not continue to advance us sufficient funds through July 31, 2007, we may have difficulty satisfying our working capital needs, which would have a material adverse effect on our business, results of operations and financial condition.

Item 5.	Other Information

Cygne has received, from Iconix Brand Group, Inc., which recently acquired stock in Cygne and has a lawsuit pending against Hubert Guez and certain of its affiliates in which a jury has found for Iconix, a demand to inspect books and records pursuant to Section 220 or the Delaware General Corporation Law. The Company does not believe the demand for inspection is for a proper purpose and, therefore, intends to oppose this demand.

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

10.33	Fifth Amendment to Supply Agreement, dated June 12, 2007, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. +

31.1	Certificate of Principal Executive Officer+

31.2	Certificate of Principal Financial Officer+

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 +
+ Filed Herewith

b.	Reports on Form 8-K

Date	Item	Event
February 13, 2007 (8-K)	1.01, 3.02, 9.01	Cygne announced that effective January 31, 2007 it had entered into an agreement with its note holder that, subject to stockholder approval, it would issue to the note holder 8,800,000 common shares of stock, a warrant for 4,400,000 common shares of stock and a $15 million convertible note in exchange for its existing note.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 14, 2007	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

June 14, 2007	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary