Form 10-Q/A
period 2007-04-30
CYGNE DESIGNS INC
filed 2007-06-20
CIK 906782

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

EXPLANATORY NOTE

Cygne Designs, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended April 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2007 to correct typographical errors in Item 1 of Part I, to supplement information relating to our Factoring Agreement and to clarify the effect of our adoption of FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

The following information has been updated:

Part I	Item 1	Financial Statements
Part I	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II

Item 1A. Risk Factors

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

In this Form 10-Q/A, we have not modified or updated disclosures presented in our original quarterly report on Form 10-Q. Accordingly, our Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2007 does not reflect events occurring after the filing of our original Form 10-Q and does not modify or update those disclosures affected by subsequent events, except as specifically discussed above. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on June 14, 2007. For convenience the entire Form 10-Q has been re-filed in this Form 10-Q/A.

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

Cygne Designs, Inc files a Federal Income Tax Return as well as in the following jurisdictions: California, New York State and New York City. Beginning in 2002, a newly formed Guatemalan subsidiary began filing a separate Guatemala income tax return. This subsidiary has been granted a tax holiday to December 31, 2012. Another Guatemalan subsidiary, which is now dormant, had been granted a tax holiday which expired on December 31, 2001. A third Guatemalan subsidiary has no tax holiday and has been filing tax returns since 1993.

Currently, the Company is not undergoing any tax examinations domestically. The Internal Revenue Service (“IRS”) has completed its examinations for the Federal income tax returns for the tax years January 31, 1985 through January 31, 1996. New York State has completed its examinations for the tax years January 31, 1985 through January 31, 2000. New York City has completed its examinations for the tax years January 31, 1985 through January 31, 2002. However, the Guatemalan tax authorities are examining the tax returns for the years 1998 through 2000 of the dormant subsidiary cited above that had been granted a tax holiday, but was assessed an income tax under a different Guatemala statute. The Company protested this tax, did not pay the tax, nor does it believe it is required to pay the tax for those years.

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

Effective July 31, 2005, the Company began to use Milberg Factors, Inc. (“Milberg”) for credit administration and cash flow purposes. The Company and Milberg entered into a factoring agreement effective July 31, 2005 which was amended on January 31, 2006 and July 31, 2006 and renewed through July 31, 2007 (the “Factoring Agreement”). The Factoring Agreement is automatically renewed for successive periods of one year unless terminated by the Company by giving 60 days written notice. In addition, Milberg may terminate the Factoring Agreement at any time by giving the Company 60 day’s written notice. On May 31, 2007, the Company gave written notice to Milberg that it would terminate the Factoring Agreement on July 31, 2007. There can be no assurance that the Company will have alternative credit arrangements in place by July 31, 2007. Additionally, the Company has depended on advances from Milberg to operate its business. Milberg is not obligated to advance funds to the Company and has indicated that as a result of the termination notice, a jury finding against the guarantor of a portion of Cygne’s obligations under the Factoring Agreement and the Company’s failure to be in compliance with the net worth covenant, they may not advance funds to the Company at the same level as in the past, or at all. If the Company does not have alternative credit arrangements in place at the time the Factoring Agreement terminates, or if Milberg does not continue to advance the Company sufficient funds through July 31, 2007, the Company may have difficulty satisfying its working capital needs, which would have a material adverse effect on its business, results of operations and financial condition.

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

Due to/(due from) Related Parties is comprised of the following amounts:

	(In thousands)
	April 30, 2007	January 31, 2007
Due from Diversified Apparel under the Supply Agreement*	($12,648)	($11,325)
Due to Diversified Apparel—assumption of liability under Innovo Acquisition Agreement	2,500	2,500

Due from Diversified Apparel, net	(10,148)	(8,825)
Due to First Finish Inc.	27	34
Due to Mr. Hubert Guez—restricted covenant	591	514
Due to Mr. Hubert Guez—earn-out agreement	495	394
Due to Mr. Paul Guez— earn-out agreement	165	64

Due to/(due from) Related Parties	($8,870)	($7,819)

The categories of related party charges are:

		(In thousands)
Statement Placement See below		3 Months Ended April 30, 2007	3 months Ended April 30, 2006
1	Supply Agreement, net of inventory shown in Item 4	$11,597	$5,535
1	Distribution Agreement relating to purchase of imported products, net of inventory shown in Item 4	2,306	5,221
2	Distribution Agreement relating to distribution expense	496	872
2	Distribution Agreement relating to packing material expense	54	100
2	Restrictive Covenant Agreement	284	191
2	First Finish, Inc.	49	59
3	Interest on Secured Promissory Note	—	470

		$14,786	$12,448

The categories identified above are shown in the financial statement under the following captions:

Statement Placement
1	Cost of goods sold *
2	Selling, general and administrative expenses
3	Interest expense

*	Certain reclassifications were made to amounts presented in 2006 to be consistent with the 2007 presentation.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2007

10.	Related Party Transactions (continued)

Related party charges included in inventory are:

		(In thousands)
Statement Placement		April 30, 2007	January 31, 2007
4	Supply Agreement inventory	$533	$992
4	Distribution Agreement inventory	901	664

		$1,434	$1,656

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2007 were $3,600,000, a decrease of $436,000, or 10.8%, from $4,036,000 for the first quarter of 2006. The decrease in SG&A expenses for the first quarter of 2007 compared to the first quarter of 2006 of $436,000 was mainly attributable to decreased expenses of $1,088,000 comprised of (i) expense reductions of $681,000 on account of lower sales, which included a decrease in distribution and operating service expenses of $474,000 to ship and invoice our decreased sales, a decrease in non-compete fees of $114,000, a decrease in factoring fees of $78,000 and a decrease in sales expense of $15,000; (ii) a decrease of $293,000, including severance pay of $228,000 paid in 2006, that resulted from our reduction of payroll associated with operations to support orders placed by our customer, New York & Company; (iii) a decrease in our Nasdaq fees of $40,000; and (iv) a decrease in all other expenses of $74,000 mainly comprised of insurance, travel and MIS expenses. This decrease in expenses was partially offset by an increase in expenses of $652,000 comprised of (a) operating expenses of $601,000 for the Innovo Acquisition and (b) an increase in professional fees of $51,000 in connection with various SEC filings.

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

Liquidity and Capital Resources

Net cash used in operating activities for the first quarter of 2007 was $550,000. The components of cash used in operating activities totaling $4,242,000 are (i) an increase in trade receivables of $2,820,000, which reflects an increase in the American Eagle Outfitters non-factored trade receivables, (ii) an increase in inventories of $134,000, which reflects more denim inventory, (iii) a decrease in prepaid expenses of $68,000, which reflects the usage of insurance premiums paid in prior periods, and (iv) a decrease in income taxes of $169,000, which reflects tax payments made in the three months ended April 30, 2007 and (v) an increase in amounts due from related parties of $1,051,000, which reflects higher amounts advanced for work-in-process under the Supply Agreement in March and April 2007 as compared to the same period in the prior year. The cash used in operating activities was offset by cash provided of $3,372,000. The components of cash provided are (a) our net profit of $320,000, which is net of: the gross loss $1,372,000, depreciation of $36,000, amortization of intangible assets of $472,000, amortization of debt discount of $729,000, (decrease) in allowance for customer chargebacks and trade discounts of ($16,000), increase in deferred taxes of $434,000 and non-cash stock compensation of $37,000, (b) a decrease in amounts due from factor of $1,143,000, which reflects a decrease in factored sales for March and April 2007 as compared to the same period in the prior year (c) an increase in accounts payable of $2,127,000 mainly due to an increase in inventory purchases during the three months ended April 30, 2007 and (d) an increase in accrued expenses of $102,000 which is mainly due to an increase in professional fees at April 30, 2007.

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

We have depended on advances from Milberg to operate our business. Milberg is not obligated to advance funds to us and has indicated that as a result of the termination notice, a jury finding against the guarantor of a portion of our obligations under the Factoring Agreement and our failure to be in compliance with the net worth covenant, they may not advance funds to us at the same level as in the past, or at all. If we do not have alternative credit arrangements in place at the time the Factoring Agreement terminates, or if Milberg does not continue to advance us sufficient funds through July 31, 2007, we may have difficulty in satisfying our working capital needs, which would have a material adverse effect on our business, results of operations and financial condition.

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

In connection with the acquisition of the Acquired Business, we entered into a Supply Agreement, as amended: AZT International S. de R.L. de C.V. (“AZT’), an affiliate of Hubert Guez, manufactures branded and private label denim apparel for us in Mexico at specified gross margins to us. We renewed our Supply Agreement, which has an expiration date of July 31, 2007, for a one-year period until July 31, 2008. Pursuant to the Supply Agreement, AZT ships its manufactured apparel to the United States and invoices Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel retains the physical risk of loss while the inventory is in its possession and invoices us for the apparel once it has been shipped to our customers. At the end of each month, Diversified Apparel invoices us for the apparel it has on hand that we estimate that we will ship to our customers in the subsequent month. The apparel purchased from Diversified Apparel for the three months ended April 30, 2007 and 2006 was approximately $12,130,000 and $6,529,000, respectively, of which approximately $533,000 and $994,000, respectively, is in inventory at April 30, 2007 and 2006, respectively. The increase in purchases was for the Innovo Acquisition which was acquired on May 12, 2006. We are subject to obsolescence risk.

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

We file a Federal Income Tax Return as well as in the following jurisdictions: California, New York State and New York City. Beginning in 2002, a newly formed Guatemalan subsidiary began filing a separate Guatemala income tax return. This subsidiary has been granted a tax holiday to December 31, 2012. Another Guatemalan subsidiary, which is now dormant, had been granted a tax holiday which expired on December 31, 2001. A third Guatemalan subsidiary has no tax holiday and has been filing tax returns since 1993.

Currently, we are not undergoing any tax examinations domestically. The Internal Revenue Service (“IRS”) has completed its examinations for the Federal income tax returns for the tax years January 31, 1985 through January 31, 1996. New York State has completed its examinations for the tax years January 31, 1985 through January 31, 2000. New York City has completed its examinations for the tax years January 31, 1985 through January 31, 2002. However, the Guatemalan tax authorities are examining the tax returns for the years 1998 through 2000 of the dormant subsidiary, cited above, that had been granted a tax holiday, but was assessed an income tax under a different Guatemala statute. We protested this tax, did not pay the tax, nor do wet believe we are required to pay the tax for those years.

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

The following information updates the risk factors set forth in Item 1A. of our Form 10-K for the fiscal year ended January 31, 2007:

On May 31, 2007, we gave written notice to Milberg that we would terminate the Factoring Agreement on July 31, 2007. There can be no assurance that we will have alternative credit arrangements in place by July 31, 2007. Additionally, we have depended on advances from Milberg to operate our business. Milberg is not obligated to advance funds to us and has indicated that as a result of the termination notice, a jury finding against the guarantor of a portion of our obligations under the Factoring Agreement and our failure to be in compliance with the net worth covenant at April 30, 2007, they may not advance funds to us at the same level as in the past, or at all. If we do not have alternative credit arrangements in place at the time the Factoring Agreement terminates, or if Milberg does not continue to advance us sufficient funds through July 31, 2007, we may have difficulty satisfying our working capital needs, which would have a material adverse effect on our business, results of operations and financial condition.

Item 5.	Other Information

Cygne has received, from Iconix Brand Group, Inc., which recently acquired stock in Cygne and has a lawsuit pending against Hubert Guez and certain of its affiliates in which a jury has found for Iconix, a demand to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law. The Company does not believe the demand for inspection is for a proper purpose and, therefore, intends to oppose this demand.

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
+ Filed with Quarterly Report on Form 10-Q filed June 14, 2007.

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

June 20, 2007	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

June 20, 2007	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary