Form 10-Q
period 2007-07-31
CYGNE DESIGNS INC
filed 2007-09-19
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 37,917,682 shares as of September 12, 2007.

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	July 31, 2007	January 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash	$2,528	$1,709
Trade accounts receivable	3,468	1,621
Due from factor, net of allowances for customer chargebacks and trade discounts of $2,184 at July 31, 2007 and $1,510 at January 31, 2007	14,200	9,758
Due from related parties*	3,148	7,917
Inventories	6,352	1,937
Marketable securities	47	65
Other receivables and prepaid expenses	604	175

Total current assets	30,347	23,182
Property, plant and equipment, net	607	619
Intangible assets, net of accumulated amortization of $3,776 at July 31, 2007 and $2,832 at January 31, 2007	3,593	4,537
Goodwill	72,877	72,877
Deposits	56	68

Total assets	$107,480	$101,283

Liabilities and Stockholders’ Equity
Current liabilities:
Advances from factor	$11,676	$9,542
Current portion of long term note payable	4,715	4,715
Accounts payable*	7,425	8,163
Due to related parties*	338	98
Accrued expenses	935	982
Deposits for Common Stock to be issued	2,089	—
Income taxes payable	650	692

Total current liabilities	27,828	24,192
Secured subordinated promissory note payable	26,631	25,202
Deferred taxes	3,339	2,471

Total liabilities	57,798	51,865

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 authorized: 26,462,609 and 26,462,109 shares issued and outstanding, at July 31, 2007 and January 31, 2007	265	265
Paid-in capital	168,674	168,601
Accumulated other comprehensive income	7	25
Accumulated deficit	(119,264)	(119,473)

Total stockholders’ equity	49,682	49,418

Total liabilities and stockholders’ equity	$107,480	$101,283

*	Certain reclassifications were made to amounts presented at January 31, 2007 to be consistent with the July 31, 2007 presentation.

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
	(Unaudited)
Net sales	$33,189	$45,116	$54,052	$66,011
Cost of goods sold (1)	25,371	35,140	42,061	51,071

Gross profit	7,818	9,976	11,991	14,940
Selling, general and administrative expenses (1)	4,202	5,629	7,802	9,665
Depreciation and amortization	511	624	1,019	828

Income from operations before interest and income taxes	3,105	3,723	3,170	4,447
Interest expense including amortization of debt discount (1)	947	1,293	1,904	2,583

Income from operations before income taxes	2,158	2,430	1,266	1,864
Provision for income taxes	577	440	1,057	850

Net income	$1,581	$1,990	$209	$1,014

Net income per share-basic and diluted	$0.06	$0.08	$0.01	$0.04

Weighted average common shares outstanding:
Basic	26,463	26,223	26,463	25,343

Diluted	26,463	26,223	26,463	25,343

(1)	Related Parties amounts included in the following line items:

	Three Months Ended		Six Months Ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Cost of goods sold	$24,709	$32,765	$40,247	$46,864
Selling, general and administrative expenses	$1,369	$2,588	$2,238	$3,810
Interest expense	—	$470	—	$940

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 31, 2007	26,462	$265	$168,601	$25	$(119,473)	$49,418
Stock options exercised	1	—	—	—	—	—
Net income for the six months ended July 31, 2007	—	—	—	—	209	209
Unrealized (loss) on marketable securities for the six months ended July 31, 2007	—	—	—	(18)	—	(18)

Comprehensive income for the six months ended July 31, 2007	—	—	—	—	—	191
Amortization of restricted stock	—	—	73	—	—	73

Balance at July 31, 2007 (unaudited)	26,463	$265	$168,674	$7	(119,264)	$49,682

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Six Months Ended
	July 31, 2007	July 31, 2006
	(Unaudited)
Operating activities
Net income	$209	$1,014
Adjustments to reconcile net income to net cash (used in) operating activities:
Deferred income tax provision	868	814
Depreciation and amortization of property, plant and equipment	75	65
Amortization of intangible assets	944	763
Amortization of debt discount	1,430	1,026
Allowance for customer chargebacks and trade discounts	674	339
Non-cash stock compensation	73	77
Changes in operating assets and liabilities:
Non-factored trade accounts receivable	(1,847)	(7,831)
Due from factor	(5,116)	(8,991)
Inventories	(4,415)	160
Other receivables and prepaid expenses	(429)	194
Deposits – long term	12	—
Accounts payable	(738)	(1,184)
Accrued expenses	(48)	(91)
Income taxes payable	(42)	26
Due to (due from) related parties	5,009	8,811

Net cash (used in) operating activities	(3,341)	(4,808)

Investing activities
Purchase of denim business from Diversified Apparel LLC	—	(250)
Purchase of private label division from Innovo Group Inc.	—	(69)
Purchase of property, plant and equipment	(63)	(28)

Net cash (used in) investing activities	(63)	(347)

Financing activities
Exercise of stock options	—	1
Deposits for Common Stock to be issued	2,089	—
Advances from factor	30,025	49,434
Repayments of advances to factor	(27,891)	(41,416)

Net cash provided by financing activities	4,223	8,019

Net increase in cash	819	2,864
Cash at beginning of period	1,709	977

Cash at end of period	$2,528	$3,841

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Six Months Ended
	July 31, 2007	July 31, 2006
	(Unaudited)
Supplemental Disclosures of Cash Flow Information
Income taxes paid	$231	$10

Interest paid	$474	$616

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Cygne Designs, Inc. Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2008. The balance sheet at January 31, 2007 has been derived from the audited financial statements at that date which were included in Cygne’s Annual Report on Form 10-K for the year ended January 31, 2007.

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

July 31, 2007

1. Significant Accounting Policies (continued)

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

Intangible assets are amortized over the estimated lives, up to five years, using the straight-line method.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

July 31, 2007

1. Significant Accounting Policies (continued)

Impairment of Long-Lived and Intangible Assets

Long-lived assets consist of property, plant and equipment and intangible assets including goodwill. Intangible assets are comprised of trademarks, costs to create product lines, and customer relationships. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” the Company assesses the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•	Significant negative industry or economic trends.

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

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes allowances for customer chargebacks and trade discounts. Such reserves amounted to $2,184,000 and $1,510,000 at July 31, 2007 and January 31, 2007, respectively.

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

Selling, General and Administrative Expenses

Selling general and administrative expenses (“SG&A”) include expenses related to compensation, selling commissions, travel and entertainment, samples, rent, office expenses, professional fees, insurance, restrictive covenant fees, earn-out fees, factor fees, director fees and other public company expenses. All of the Company’s restrictive covenant fees, earn-out fees and distribution expenses during the three and six months ended July 31, 2007 and 2006 were incurred under either the Restrictive Covenant Agreement or the Distribution Agreement with Diversified Apparel as described in Note 10 to Notes to Consolidated Financial Statements or under the Innovo Acquisition Agreement as described in Note 2 to Notes to Consolidated Financial Statements.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

July 31, 2007

1. Significant Accounting Policies (continued)

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred and included in the category of SG&A. Product design, advertising and sales promotion costs included in SG&A in the accompanying statements of operations amounted to approximately $505,000 and $937,000 for the three and six months ended July 31, 2007, respectively, and $382,000 and $807,000 for the three and six months ended July 31, 2006, respectively.

Interest Expense

For the three and six months ended July 31, 2007, interest expense is comprised of interest on advances from factor and amortization of the discount on the secured subordinated promissory note. For the three and six months ended July 31, 2006, interest expense is comprised of interest payable on the secured subordinated promissory note, interest on advances from factor and amortization of the discount on the secured subordinated promissory note.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of net income (loss) and unrealized gain (loss) on marketable securities for the six months ended July 31, 2007.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

July 31, 2007

1. Significant Accounting Policies (continued)

No options were granted during the six months ended July 31, 2007 and 2006.

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

The Company adopted FIN 48 on February 1, 2007. On the date of adoption there was no impact on the financials pertaining to FIN 48. The Company had no uncertain positions other than the Guatemalan issues noted below and accordingly no unrecognized tax benefits. The Company recognizes interest and penalties, if any, as part of the provision for income taxes in the Company’s Consolidated Statements of Operations.

Cygne Designs, Inc., a Delaware corporation, files a Federal Income Tax Return as well as tax returns in the following jurisdictions: California, New York State and New York City. Beginning in 2002, a newly formed Guatemalan subsidiary began filing a Guatemala income tax return. This subsidiary has been granted a tax holiday to December 31, 2012. Another Guatemalan subsidiary, which is now dormant and in the process of being liquidated, had been granted a tax holiday which expired on December 31, 2001. A third Guatemalan subsidiary has no tax holiday and its first tax return was filed for the year ended December 31, 1993.

Currently, the Company is not undergoing any United States tax examinations. The Internal Revenue Service (“IRS”) has completed its examinations for the Federal income tax returns for the tax years January 31, 1985 through January 31, 1996. New York State has completed its examinations for the tax years January 31, 1985 through January 31, 2000. New York City has completed its examinations for the tax years January 31, 1985 through January 31, 2002. However, the Guatemalan tax authorities are examining the tax returns for the years 1998 through 2000 of the dormant subsidiary cited above that had been granted a tax holiday, but was assessed an income tax under a different Guatemala statute. The Company protested this tax and did not pay the tax. However, the Company has established a reserve for this contingent liability in the amount of $470,000 and has included this reserve on the balance sheet under Income Taxes Payable.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

July 31, 2007

2. Acquisition of the Private Label Division from Innovo Group, Inc. (“Innovo Acquisition”)

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

Cygne’s primary purpose for the purchase was to diversify its business. The company accounted for this transaction as a purchase.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

2. Acquisition of Companies (continued)

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

As of August 20, 2007, Mr. Hubert Guez has reported in filings with the Securities and Exchange Commission that he beneficially owned, had the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 44.6% of the shares of the Company’s common stock (approximately 32.7% after giving effect to the issuance of common stock in August 2007 as described in note 13). In addition, Mr. Hubert Guez has advised us that he (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Sportswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources, LLC. AZT International, S.A. de C.V is a 100% subsidiary of Azteca Production International, Inc.

Mr. Hubert Guez has advised us that, as of May 12, 2006, Azteca Production International, Inc. may be deemed the beneficial owner of approximately 12.7% of Innovo Group Inc. common stock. Mr. Hubert Guez may be deemed to have the sole power to direct the voting and disposition of approximately 5.9% of Innovo Group Inc. common stock.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

2. Acquisition of Companies (continued)

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

The amortization of the intangible assets for the Innovo Acquisition for the three and six months ended July 31, 2007 was $300,000 and $600,000, respectively, and was $420,000 for the three and six months ended July 31, 2006 and for the Acquired Business for the three and six months ended July 31, 2007 was $172,000 and $344,000, respectively, and was $172,000 and $343,000 for the three and six months ended July 31, 2006, respectively. The following table sets forth the annual amortization over the remaining life of the intangible assets for both acquisitions.

Year Ended January 31:	($ in thousands)
2008, remaining	$942
2009	1,735
2010	724
2011	192

$3,593

Registration Rights Agreement

In connection with the acquisition of the Acquired Business, the Company entered into a Registration Rights Agreement to register the resale of 10,500,000 shares issued to Diversified Apparel. The Company had the obligation to have this Registration Statement declared effective no later than February 2, 2006. The Company was granted an extension by Diversified Apparel to have the Registration Statement declared effective by May 31, 2007. If Cygne did not have the Registration Statement declared effective, as required by the Registration Rights Agreement, Cygne would have owed cash liquidated damages to Diversified in the amount of 0.05% of the value of the registrable securities held by Diversified at each event date, as defined. The Registration Statement became effective on May 14, 2007.

Pro-forma Statements of Operations

The unaudited pro forma condensed combined statements of operations for the three and six months ended July 31, 2006 gives effect to the May 12, 2006 consummation of the Innovo Acquisition as if the transaction occurred on February 1, 2006, the first day of our fiscal year. The acquisition was accounted for using the purchase method of accounting.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

2. Acquisition of Companies (continued)

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

	(In thousands, except per share amounts)
	Three months ended July 31		Six months ended July 31
	2007 Actual	2006 Pro forma	2007 Actual	2006 Pro forma
Net sales	$33,189	$53,594	$54,052	$85,910
Net income	$1,581	$1,996	$209	$910
Net income per share—basic and diluted	$0.06	$0.08	$0.01	$0.04

3. Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The related unrealized holding gains and losses are excluded from operations and recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets. At July 31, 2007 and January 31, 2007, the gross unrealized (loss) gain was approximately ($18,000) and $42,000, respectively. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in other expense.

The following table summarizes the marketable securities as of July 31, 2007 and January 31, 2007:

	Cost or Net Carrying Value	Gross Unrealized Gain/(Loss)	Gross Recorded Gain/(Loss)	Estimated Fair Value
Marketable securities, January 31, 2007	$23,000	$42,000	—	$65,000
Marketable securities, July 31, 2007	$65,000	$(18,000)	—	$47,000

4. Credit Facilities

Effective July 31, 2005, the Company began to use Milberg Factors, Inc. (“Milberg”) for credit administration and cash flow purposes. The Company and Milberg entered into a factoring agreement effective July 31, 2005 which was amended on January 31, 2006 and July 31, 2006 and renewed through July 31, 2007 (the “Factoring Agreement”).

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

4. Credit Facilities (continued)

Under the Factoring Agreement, the Company sold to Milberg without recourse all of Cygne’s receivables which were acceptable to Milberg. Milberg was responsible for collection, assumed all credit risk, and obtained all of the rights and remedies of the Company against the Company’s customers for those receivables purchased by Milberg without recourse. Payment was due from Milberg upon the payment of the receivable to Milberg by Cygne’s customer less a Milberg reserve for known future chargebacks from all customers plus a special reserve at July 31, 2007.

Cygne estimates the allowances for customer chargebacks and trade discounts to be applied against its factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of July 31, 2007 and January 31, 2007, Cygne had reserved approximately $2,184,000 and $1,510,000, respectively, for allowances for customer chargebacks and trade discounts.

The Factoring Agreement contained covenants with respect to working capital and net worth which Cygne was in compliance with at July 31, 2007.

The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year were $95,000. The factor fees for the three and six months ended July 31, 2007 were approximately $93,000 and $182,000, respectively, and were approximately $165,000 and $307,000 for the three and six months ended July 31, 2006, respectively. The maximum revolving amount was $25,000,000. At the time of purchase of receivables and periodically thereafter, Milberg could in its sole discretion make advances to Cygne. In addition, upon Cygne’s request, Milberg was required to remit (and at any time in Milberg’s sole discretion Milberg could remit) any money standing to Cygne’s credit on Milberg’s books in excess of a reserve for known future chargebacks from all customers plus a special reserve at July 31, 2007.

Advances from Milberg were repayable on demand. The maximum amount of advances were the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers plus a special reserve at July 31, 2007 or $25,000,000. Advances from Milberg at July 31, 2007 and January 31, 2007 were approximately $11,676,000 and $9,542,000, respectively. Interest paid to Milberg for the three and six months ended July 31, 2007 was approximately $246,000 and $474,000, respectively, and was $310,000 and $617,000, respectively, for the three and six months ended July 31, 2006.

Milberg charged interest on any monies remitted or otherwise advanced or charged to Cygne’s account before the collection of receivables. The interest rate was prime plus 0.5% (prime rate at July 31, 2007 was 8.25%). As security for all of Cygne’s obligations to Milberg, including advances made by Milberg to Cygne, Cygne granted to Milberg a continuing security interest in substantially all of its property.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

4. Credit Facilities (continued)

In connection with the Factoring Agreement, Hubert Guez guaranteed Cygne’s obligations to Milberg up to $1,500,000, plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty was unlimited in the case of fraud. Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owed to Diversified Apparel by Cygne until all of Cygne’s obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

On August 3, 2007, Cygne entered into a $15 million secured revolving credit facility with Comerica Bank. The credit facility, which replaced Cygne’s expired Factoring Agreement with Milberg, provides Cygne with $15 million of working capital borrowings, as well as a $2 million stand-by letter of credit in favor of one of its suppliers. See Note 13 to Consolidated Financial Statements.

Due from factor, net of factor advances and allowances for chargebacks and trade discounts, as shown on the balance sheets are summarized below.

	(In thousands)
	July 31, 2007	January 31, 2007
Outstanding factored receivables	$16,384	$11,268
Less, allowances for chargebacks and trade discounts	2,184	1,510

Due from factor, net of allowances for chargebacks and trade discounts	14,200	9,758
Less, advances from factor	11,676	9,542

Due from factor net of factor advances and reserves for chargebacks and trade discounts	$2,524	$216

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

5. Inventories

Inventories consist of the following:

	(In thousands)
	July 31, 2007	January 31, 2007
Raw materials and work-in-process	$3,005	$389
Finished goods	3,347	1,548

Total	$6,352	$1,937

At July 31, 2007, Cygne purchased all the fabric, amounting to $2,540,000, located at the Mexican manufacturing facilities controlled by Diversified Apparel Resources and its affiliated companies. See Note 10 to Consolidated Financial Statements.

6. Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	(In thousands)		Estimated Useful Lives
	July 31, 2007	January 31, 2007
Land	$258	$258
Building and building improvements	117	117	At salvage value
Leasehold improvements	258	231	Life of lease
Equipment, furniture, and fixtures	351	295	2-7 years

	964	901
Less accumulated depreciation and amortization	357	282

	$607	$619

Depreciation and amortization expense for property, plant and equipment was approximately $39,000 and $75,000 for the three and six months ended July 31, 2007, respectively, and $33,000 and $65,000 for the three and six months ended July 31, 2006, respectively. Depreciation of property, plant and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

7. Note Payable

Secured Subordinated Promissory Note (“Note”)

In connection with the acquisition of Diversified Apparel, the Company issued a secured subordinated promissory note to Diversified Apparel, a related party. The maturity date of the Note was April 30, 2012. The Note bore interest at 4.7% per annum, compounded annually. Quarterly interest and principal payments on the Note commenced on October 31, 2006. After giving effect to the conversion of $7,500,000 principal amount of the Note into common stock as described below under Note Conversion Agreement, the principal amount of the Note was payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

7. Note Payable (continued)

July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., Cygne was required to use fifty percent of the net proceeds of any sale of its debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of its equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the Note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of one percent (1%) of the prepayment.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

7. Note Payable (continued)

Note Transfer Agreement

Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif, a third party not related to the Company at the time of transfer. Effective January 31, 2007, the Company entered into an agreement with Mr. Kraif (the “Conversion Agreement”) which was approved by the Company’s stockholders on August 9, 2007, pursuant to which:

•	Cygne issued 8,800,000 shares of the Company’s common stock to Mr. Kraif in payment of $22.0 million of the Note;

•

Cygne issued a convertible note in the principal amount of $15.0 million (the “Convertible Note”) that is convertible into shares of the Company’s common stock at a conversion price of $3.50 per share in payment of $15.0 million of the Note; and

•	Cygne issued to Mr. Kraif a warrant to purchase up to 4,400,000 shares of the Company’s common stock at a price of $3.00 per share (the “Warrant”).

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was forgiven. The holder of the Note has also forgiven the interest payment due from February 1, 2007 through July 31, 2007.

The Convertible Note bears interest at the annual rate of 4.7%. The Convertible Note will bear interest only, payable quarterly, until January 31, 2008. Thereafter, twenty-four (24) quarterly principal payments of $625,000 will be payable on the Convertible Note beginning April 30, 2008 and ending on the maturity date of January 31, 2014. Interest will be paid quarterly. Any principal outstanding on the Convertible Note will be convertible at the conversion price of $3.50 a share. The Company, at its option, may prepay the principal balance outstanding at any time with payment discount rates ranging from 24.19% if prepayment occurs before January 31, 2008 declining to 3.43% if payment occurs between February 1, 2013 and January 31, 2014.

The Warrant is exercisable at any time between February 15, 2009 and January 31, 2012.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

7. Note Payable (continued)

All shares of the Company’s common stock issued pursuant to the Conversion Agreement, upon conversion of the Convertible Note or upon exercise of the Warrant will be registered for resale under the Securities Act as soon as practicable.

The transactions contemplated by the Conversion Agreement were consummated on August 9, 2007. The total value of the Company’s common stock, its Convertible Note and warrant issued to Mr. Kraif was approximately $28.3 million. At August 9, 2007, the carrying value of the Note was $11,520,000. As a result, the Company will recognize a non-cash gain on extinguishment of debt of approximately $1.5 million in the three months ending October 31, 2007.

Debt discount

The Company obtained a third-party valuation to determine the fair value of the Note for the purposes of determining the purchase price of the Acquired Business. As a result, the Company recorded a debt discount of $14,200,000 to reduce the carrying value of the Note to fair value. The discount was being amortized to interest expense over the term of the Note. During the three and six months ended July 31, 2007, $701,000 and $1,430,000, respectively, of debt discount amortization was recorded, and for the three and six months ended July 31, 2006, $513,000 and $1,026,000, respectively, of debt discount amortization was recorded.

The Company is in the process of obtaining a third-party valuation to determine the fair value of the $15,000,000 Convertible Note. Subject to the final third-party valuation of the Convertible Note, the Company has estimated its value at $11,520,000, which is a discount of $3,480,000 from the face value of $15,000,000. The final valuation may materially differ from the estimated value. The discount will be amortized to interest expense over 6.5 years.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

7. Note Payable (continued)

The following capitalization table sets forth actual short-term and long-term indebtedness, stockholders’ equity and total capitalization at July 31, 2007 and on a pro forma basis to give effect to the transactions contemplated by the Conversion Agreement.

	July 31, 2007 Actual (unaudited)		Pro forma adjustments	Pro forma (unaudited)
	($ in thousands)
Short-term debt
Advances from factor	$11,676		—	$11,676
Current portion of Note	4,715	a	$(4,715)	—
Current portion of Convertible Note	—	e	950	950

Short-term debt	$16,391		$(3,765)	$12,626

Current liability: postponed principal Note payment originally due on January 31, 2007	$—	b	$1,500	$1,500

Long-term portion of Note	$26,631	c	$(26,631)	—
Convertible Note	—	f	10,570	10,570

Long-term debt	$26,631		$(16,061)	$10,570

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	$—		$—	$—
Common Stock, $0.01 par value; 100,000,000 shares authorized: 26,462,609 shares issued and outstanding at July 31, 2007; 35,262,609 shares issued pro forma	265	c	88	353
Paid-in capital	168,674	c	16,712	185,386
Accumulated other comprehensive income (loss)	7		—	7
Accumulated deficit	(119,264)	c	1,526	(117,738)

Total stockholders’ equity	$49,682		$18,326	$68,008

Total capitalization	$76,313		$2,265	$78,578

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

7. Note Payable (continued)

Pro forma adjustments ($ in thousands except per share amounts)

		Pro Forma Debt	Pro Forma Accumulated Deficit	Pro Forma Paid-in Capital	Pro Forma Common Stock
a.	To combine the short-term portion of the Note with the long- term portion of the Note	$(4,715)	$—	$—	$—

b.	To record postponed principal Note payment originally due on January 31, 2007	$1,500	$—	$—	$—

c.	To record the Conversion Agreement transactions:
	To reflect the combination of the short-term portion of the Note with the long-term portion of the Note	$4,715	$—	$—	$—
	To record transfer of postponed principal payment originally due on January 31, 2007 to current liability	$(1,500)	$—	$—	$—
	To record the issuance of 8,800,000 shares of the Company’s common stock at $1.54 a share, the closing price of the common stock on August 9, 2007, the date that the Conversion Agreement was approved by the stockholders, in payment of $22,000 principal amount of the Note	(13,552)	—	13,464	88
	To record the gain on the extinguishment of the Note (C)	(1,526)	1,526	—	—
	To record the issuance of a warrant to purchase up to 4,400,000 shares of Cygne common stock with a $3.00 exercise price between 2/15/09 and 1/31/12. Value of warrant determined using the Black Scholes method of calculation (A)	(3,248)	—	3,248	—
	To record the extinguishment of the $15,000 face value (discounted value of $11,520) of the Note	(11,520)	—	—	—

	Total	$(26,631)	$1,526	$16,712	$88

d.	To record face value of Convertible Note of $15,000 at the discounted value of $11,520 (B)	$11,520	$—	$—	$—

e.	Short-term discounted value of Convertible Note	$950	$—	$—	$—

f.	Long-term discounted value of Convertible Note	$10,570	$—	$—	$—

(A)	The fair value of the warrant was determined using the closing price of the common stock on August 9, 2007, the date that the Conversion Agreement was approved by the stockholders, using the Black-Scholes option pricing model with the following assumptions: stock price at the approval date of the Conversion Agreement of $1.54; exercise price of $3.00; term of 5 years, volatility factor of 71.2%; dividend yield of zero; discount rate of 4.64%.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

7. Note Payable (continued)

(B)	The Company estimates that the fair value of the Convertible Note will be $11,520,000, which is a $3,480,000 discount from the face value of the $15,000,000 Convertible Note. At this time, the work needed to provide the basis for determining the fair value has not been completed. The Company is in the process of obtaining the final valuation from an independent third party. The final result may materially differ from the estimated balance.

(C)	The gain on the extinguishment of the Note is the change between the carrying value of the Note against the fair value of the Convertible Note and the fair value of the warrants.

The actual net (loss) income per share for the three and six months ended July 31, 2007 and the year ended January 31, 2007 and the pro forma amounts for these periods after the elimination of Note interest expense and amortization of debt discount on the conversion of $22,000,000 of the Note into Cygne common stock is as follows (in thousands except per share amounts).

	Three Months Ended July 31, 2007	Six Months Ended July 31, 2007	Year Ended January 31, 2007
Net income (loss)	$1,581	$209	$(158)
Eliminate interest expense and amortization of debt discount on $22,000,000 of the Note converted to common stock (A)	416	859	2,271

Pro forma net income	$1,997	$1,059	$2,113

Actual net income (loss) per share	$0.06	$0.01	$(0.01)
Pro forma net income per share, basic and diluted	$0.08	$0.04	$0.06

(A)	Does not give effect to a non-cash gain on extinguishment of debt of approximately $1.5 million resulting from the transactions contemplated by the Conversion Agreement.

8. Stock Options and Restricted Stock

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

8. Stock Options and Restricted Stock (continued)

Stock Options

Any unused portion of the annual limitations on awards that may be earned by an employee shall be carried forward on a cumulative basis. No options have been granted under the Plan to date. During the quarter ended July 31, 2007, a director exercised 500 options under the Company’s 1993 Stock Option Plan for Non-Employee Directors. This plan expired on April 15, 2003 and there no outstanding options left under this plan.

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

9. Concentrations of Risk

For the three months ended July 31, 2007 sales to JC Penney, Kohl’s, American Eagle Outfitters and Target accounted for approximately 22.9%, 12.9%, 40.9% and 14.4%, respectively, of Cygne’s net sales. For the three months ended July 31, 2006 sales to JC Penney, Kohl’s, American Eagle Outfitters and Target accounted for approximately 13.1%, 8.9%, 33.2% and 15.2%, respectively, of Cygne’s net sales. For the six months ended July 31, 2007 sales to JC Penney, Kohl’s, American Eagle Outfitters and Target accounted for approximately 19.4%, 12.8%, 40.1% and 16.2%, respectively, of Cygne’s net sales. For the six months ended July 31, 2006 sales to JC Penney, Kohl’s, American Eagle Outfitters and Target accounted for approximately 18.4%, 13.1%, 22.7% and 10.4%, respectively, of Cygne’s net sales.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries). The occurrence of certain of these factors in Guatemala, where Cygne owns a manufacturing facility, could result in additional impairment or loss of the Company’s investment located in this country. In the year ended January 31, 2006, Cygne recorded a 100% impairment charge with respect to its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value of $375,000 for the land, building and building improvements. Cygne cannot assure you that it will be able to realize the salvage value recorded or that it may not have additional losses due to severance and other obligations.

10. Related Party Transactions

Cygne has entered into agreements at July 31, 2005, as subsequently amended, with companies controlled by its largest shareholder, Hubert Guez.

The Supply Agreement: Under the terms of the Supply Agreement, as amended: Prior to July 31, 2007, AZT International S. de R.L. de C.V. (“AZT’), an affiliate of Hubert Guez, manufactured on a non-exclusive basis branded and private label denim apparel for Cygne in Mexico at specified gross margins to Cygne. Pursuant to the Supply Agreement, AZT shipped its manufactured apparel to the United States and invoiced Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

10. Related Party Transactions (continued)

invoiced Cygne for the apparel when it was shipped to Cygne customers. At the end of each month, Diversified Apparel invoiced Cygne for the apparel it had on hand that Cygne estimated that it would ship to its customers in the subsequent month. Cygne renewed the Supply Agreement for one year until July 31, 2008. The Supply Agreement specified that the guarantee of Cygne’s gross margins for products manufactured for Target and AEO expired on July 31, 2007.

On July 31, 2007 Cygne purchased from AZT all of the fabric allocated to Cygne production. Starting August 1, 2007, Cygne will purchase all of the fabric for the garments to be manufactured for Cygne in the AZT facilities. In addition, on July 31, 2007, Cygne purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce California, which was not included in the contractual month-end inventory purchases. AZT will now invoice Cygne for all finished garment inventory on the finished garment completion date.

Under the Supply Agreement, Cygne was obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, Cygne did not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding.

The apparel purchased under the Supply Agreement from Diversified Apparel for the three and six months ended July 31, 2007 was approximately $16,103,000 and $28,232,000, respectively, and the apparel purchased under the Supply Agreement from Diversified Apparel was approximately $27,163,000 and $33,692,000, respectively, for the three and six months ended July 31, 2006, of which approximately $5,185,000 and $2,218,000 was in inventory at July 31, 2007 and 2006, respectively. The inventory at July 31, 2007 includes purchases of $1,001,000 located in the warehouse in Commerce, California which would not otherwise have been included in the July 31, 2007 contractual month end purchases under the Supply Agreement. The purchases for the three and six months ended July 31, 2007 exclude the fabric purchased at July 31, 2007 in the amount of $2,540,000. At July 31, 2007 and January 31, 2007, outstanding advances, after giving effect to the fabric and finished goods inventory purchased at July 31, 2007 to Diversified Apparel, were approximately $3,148,000 and $7,917,000, respectively.

The Distribution Agreement: Diversified Apparel provides distribution and operating services including building occupancy costs for Cygne. Cygne renewed the Distribution Agreement, which had an expiration date of July 31, 2007, for a one-year period until July 31, 2008. The distribution agreement cost for the three and six months ended July 31, 2007 was $769,000 and $1,265,000, respectively, compared to $1,870,000 and $2,742,000, respectively, for the three and six months ended July 31, 2006.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

10. Related Party Transactions (continued)

In addition, the cost of the packing materials purchased from Diversified Apparel for the three and six months ended July 31, 2007 was $108,000 and $162,000, respectively, compared to $99,000 and $199,000, respectively, for the three and six months ended July 31, 2006. All amounts are included in Selling, General and Administrative expenses in the statement of operations.

Pursuant to the Distribution Agreement, Cygne purchased all of its denim apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel received this apparel in its United States warehouse and retained the physical risk of loss while the inventory is in its possession. The Distribution Agreement provided that at the end of each month, Diversified Apparel invoiced Cygne for the apparel it had on hand that Cygne estimated that it would ship to its customers in the subsequent month.

On July 31, 2007, Cygne purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce California which was not included in the contractual month-end inventory purchases. Cygne will now be invoiced by Diversified for all finished garment inventory on the date that the finished garments are delivered to the warehouse.

Under the Distribution Agreement, Cygne was obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, Cygne did not deem it probable that the total 50% advance of the outstanding purchase orders under the Distribution Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding.

The apparel purchased from Diversified Apparel under the Distribution Agreement for the three and six months ended July 31, 2007 was approximately $10,498,000 and $13,705,000, respectively, and was approximately $7,780,000 and $13,579,000, respectively, for the three and six months ended July 31, 2006, of which approximately $701,000 and $1,527,00, respectively, is in inventory at July 31, 2007 and July 31, 2006, respectively. The inventory at July 31, 2007 includes purchases of $554,000 in the warehouse at Commerce, California which would not otherwise have been included in the July 31, 2007 contractual month end purchases under the Distribution Agreement.

Restrictive Covenant Agreement: Cygne and Hubert Guez entered into a restrictive covenant agreement whereby Cygne pays Hubert Guez one percent (1%) of net sales, not including non-denim sales to New York & Company, and not including sales of denim apparel resulting from subsequent business acquisitions. The Company recorded an expense of $142,000 and $224,000 for the three and six months ended July 31, 2007, respectively, and $207,000 and $398,000 for the three and six months ended July 31, 2006, respectively. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations. Cash payments made under this agreement during the three and six months ended July 31, 2007 and 2006 were zero. Cygne’s payable to Hubert Guez at July 31, 2007 and January 31, 2007 was approximately $907,727 and $514,000, respectively. This payable is included in due to Related Parties.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

10. Related Party Transactions (continued)

Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif. See Note 7 to Notes to Consolidated Financial Statements.

The Company recorded interest expense to Diversified Apparel for the three and six months ended July 31, 2006 of $470,000 and $940,000, respectively. The Note was transferred to Mr. Kraif at November 1, 2006. See Note 7 to Notes to Consolidated Financial Statements.

Cygne has filed a registration statement which was declared effective on May 14, 2007 for resale by certain of its stockholders of an aggregate of 13,928,571 shares of Cygne’s common stock. 11,928,571 shares were acquired by Diversified Apparel directly from Cygne in connection with Cygne’s acquisition of the branded and private label denim apparel business from Diversified Apparel and the subsequent conversion of $7,500,000 principal amount of the Note, and 2,000,000 shares were acquired by Hubert Guez and Paul Guez from Cygne in connection with Cygne’s acquisition of certain assets of the private label apparel division of Innovo Group, Inc. on May 12, 2006. The selling stockholders (other than Diversified Apparel and Paul Guez) are members of Diversified Apparel who acquired the shares of common stock by distribution from Diversified Apparel. The 13,928,571 shares offered constitute, in the aggregate, approximately 36.7% of Cygne’s shares outstanding as of September 14, 2007.

First Finish Inc., an affiliate of Hubert Guez, operates a fabric finishing testing and development facility in California. The cost for services rendered to Cygne by First Finish Inc. for the three and six months ended July 31, 2007 was approximately $11,000 and $46,000, respectively, compared to $38,000 and $97,000, respectively, during the three and six months ended July 31, 2006. Payments to reduce prior amounts due to First Finish, Inc. during the three and six months ended July 31, 2007 were $35,000 and $92,000, and were $64,000 and $155,000, respectively, in the three and six months ended July 31, 2006.

In connection with the Innovo Acquisition, Cygne assumed the obligations under an earn-out agreement with Paul and Hubert Guez. The Company pays to each of Paul Guez and Hubert Guez 1.25% of sales to American Eagle Outfitters. The Company recorded an expense of $339,000 and $541,000, respectively, for the three and six months ended July 31, 2007, and an expense of zero and $374,000 for the three and six months ended July 31, 2006, respectively. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations.

No cash payments were made under this agreement during the three and six months ended July 31, 2007 and 2006. Cygne’s payable to Paul Guez at July 31, 2007 and January 31, 2007 was approximately $335,000 and $64,000, respectively. Cygne’s payable to Hubert Guez at July 31, 2007 and January 31, 2007 was approximately $489,000 and $394,000, respectively. These payables are included in due to/ due from Related Parties.

Cygne guaranteed payment to American Eagle Outfitters for purchases of fabric made by AZT, a related party, from Cone Denim LLC to fulfill purchase orders from American Eagle Outfitters for finished product. The guarantee limit is $3,500,000 and was valid for fabric purchases made through July 31, 2007. The amount of the guarantee at July 31, 2007 was approximately $2,333,000. The guarantee was terminated at August 19, 2007 when we issued a $2,000,000 letter of credit to Cone Denim LLC.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

10. Related Party Transactions (continued)

Due to/(due from) Related Parties with the right of offset is comprised of the following amounts:

	(In thousands)
	July 31, 2007	January 31, 2007
Due from Diversified Apparel under the Supply Agreement*	($7,046)	($11,325)
Due to Diversified Apparel—assumption of liability under Innovo Acquisition Agreement	2,500	2,500

Due from Diversified Apparel, net	(4,546)	(8,825)
Due to Mr. Hubert Guez—restricted covenant	909	514
Due to Mr. Hubert Guez—earn-out agreement	489	394

Due to/(due from) Related Parties with the right of offset	($3,148)	($7,917)

Due to/(due from) Related Parties with no right of offset is comprised of the following amounts:

	(In thousands)
	July 31, 2007	January 31, 2007
Due to First Finish Inc.	$3	$34
Due to Mr. Paul Guez— earn-out agreement	335	64

	$338	$98

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

10. Related Party Transactions (continued)

The categories of related party charges are (in thousands):

		Three Months Ended		Six Months Ended
Statement Placement See below		July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
1	Supply Agreement, net of inventory shown in Item 4	$14,011	$25,939	$26,579	$32,698
1	Distribution Agreement relating to purchase of imported products, net of inventory shown in Item 4	10,698	6,826	13,668	14,166
2	Distribution Agreement relating to distribution expense	769	1,870	1,265	2,742
2	Distribution Agreement relating to packing material expense	108	99	162	199
2	Restrictive Covenant Agreement	142	207	224	398
2	Earn-out under Innovo Acquisition Agreement	339	374	541	374
2	First Finish, Inc.	11	38	46	97
3	Interest on Secured Promissory Note	—	470	—	940

		$26,078	$35,823	$42,485	$51,614

The categories identified above are shown in the financial statement under the following captions:

Statement Placement
1	Cost of goods sold *
2	Selling, general and administrative expenses
3	Interest expense

*	Certain reclassifications were made to amounts presented in 2006 to be consistent with the 2007 presentation.

Related party charges included in inventory are (in thousands):

Statement Placement		July 31, 2007	January 31, 2007
4	Supply Agreement inventory	$5,185	$992
4	Distribution Agreement inventory	701	664

		$5,886	$1,656

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

10. Related Party Transactions (continued)

As of July 31, 2007 and January 31, 2007, the Company had outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately $23,512,000 and $31,768,000, respectively.

11. Litigation

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

12. Income Taxes

The provision for income taxes for the three months ended July 31, 2007 and 2006 was $577,000 and $440,000, respectively. The provision for 2007 was comprised of $141,000 of United States and State and local income taxes and a deferred tax provision of $436,000. Cygne recorded the deferred tax provision of $436,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with its acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards and foreign operations.

The provision for 2006 was comprised of $18,000 of state and local income taxes and a deferred tax provision of $422,000. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for income taxes for the six months ended July 31, 2007 and 2006 was $1,057,000. The provision for 2007 was comprised of $188,000 of United States and State and local income taxes and a deferred tax provision of $868,000. Cygne recorded the deferred tax provision of $868,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with its acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for 2006 was comprised of $36,000 of state and local income taxes and a deferred tax provision of $814,000. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

13. Subsequent Events

Secured Revolving Credit Facility

On August 3, 2007, Cygne entered into a $15 million secured revolving credit facility with Comerica Bank. The credit facility, which replaces Cygne’s expired Factoring Agreement with Milberg, provides Cygne with $15 million of working capital borrowings, as well as a $2 million stand-by letter of credit in favor of one of its suppliers. Cygne can borrow up to 80% of eligible receivables with a cap of $15 million. The credit facility terminates on August 31, 2009, although Cygne can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit agreement. Borrowings bear interest at Comerica Bank’s announced base rate plus one quarter of one percent, and are secured by all the assets of Cygne. At August 3, 2007, the base rate was 8.25%.

The revolving credit facility contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, and the payment of dividends and other restricted payments. The revolving credit facility also contains working capital, net worth and EBITDA requirements as well as a debt to net worth ratio requirement to be monitored on a quarterly basis. The details of the covenants can be found in Exhibits to Cygne’s Current Report on Form 8-K filed on August 7, 2007.

Cygne deposited $1 million with Comerica Bank as security for the $2 million standby letter of credit.

Private Equity Placement

On August 3, 2007, in a private equity placement, Cygne issued 2,655,073 shares of Common Stock at a price of $1.38 per share, representing a 15% discount to the average closing price of the Common Stock on the 10 consecutive trading days ended July 20, 2007. In addition, Cygne issued to the purchasers warrants to purchase an aggregate of 1,062,030 shares of Common Stock at an exercise price of $1.95 per share. The $1.95 exercise price per share of the warrant represents a 20% premium to the average closing price of the common stock on the 10 consecutive trading days ended July 20, 2007. The warrants are exercisable at any time during the period beginning November 2007 and ending July 2012. Cygne has agreed to use commercially reasonable efforts to register the shares of Common Stock issued in the private placement and the shares of Common Stock issuable upon exercise of the warrants for resale under the Securities Act of 1933, as amended. Cygne intends to use the

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2007

13. Subsequent Events (continued)

proceeds of the offering for working capital purposes. A copy of the form of Securities Purchase Agreement pursuant to which the shares and warrants were sold and the form of warrant were filed as exhibits to Cygne’s Current Report on Form 8-K filed on August 7, 2007.

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

The assets acquired by us included the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca Productions. In exchange for the purchased assets, we assumed certain liabilities associated with the private label division, including the remaining obligation under the original promissory note executed by Innovo in favor of Azteca Productions under the Blue Concept Asset Purchase Agreement, all other liabilities, other than the original promissory note, owed in connection with the private label division to Azteca Productions in excess of $1,500,000, all liabilities associated with the private label division’s outstanding purchase orders and inventory scheduled in the Asset Purchase Agreement, and the obligations to continue to pay the earn-out under the Blue Concept Asset Purchase Agreement. The aggregate value of the assumed liabilities was $2,500,000, which excluded the remaining unpaid principal amount of the original promissory note of $7.9 million, which we paid through the issuance of shares of our common stock, as described below, and any amounts which might be owed under the earn-out. No amounts were due under the earn-out agreement.

The Asset Purchase Agreement contained customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and post-closing covenants.

In connection with the Asset Purchase Agreement, the Company entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Mr. Hubert Guez, Mr. Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo Acquisition, on May 12, 2006 we issued 1,000,000 shares of our common stock to each of Mr. Hubert Guez and Mr. Paul Guez, for an aggregate issuance of 2,000,000 shares, in lieu of assuming the remaining $7.9 million outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by us. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to us in the event that our common stock was traded on Nasdaq (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the lock-up period. Our shares did not reach the average target price and the shares were released from escrow to Paul Guez and Hubert Guez.

As of August 20, 2007, Mr. Hubert Guez has reported in filings with the Securities and Exchange Commission that he beneficially owned, had the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 44.6% of the shares of the Company’s common stock (approximately 32.7% after giving effect to the issuance of common stock in August 2007 as described in note 13). In addition, Mr. Hubert Guez has advised us that he (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Sportswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources, LLC. AZT International, S.A. de C.V is a 100% subsidiary of Azteca Production International, Inc.

Mr. Hubert Guez has advised us that, as of May 12, 2006, Azteca Production International, Inc. may be deemed the beneficial owner of approximately 12.7% of Innovo Group Inc. common stock. Mr. Hubert Guez may be deemed to have the sole power to direct the voting and disposition of approximately 5.9% of Innovo Group Inc. common stock.

The purchase price of the Innovo acquisition is comprised of the following:

($ in thousands)
Issuance of 2,000,000 shares of our Common Stock at $3.84 per share	$7,680
Assumption of liability to Diversified Apparel Resources LLC	2,500
Transaction costs	121

Total Purchase Price	$10,301

The purchase price was allocated as follows:

($in thousands)
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

Year Ended January 31:	($ in thousands)
2008, remaining	$600
2009	1,200
2010	347

$2,147

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

We historically have been dependent on one or more key customers. For the six months ended July 31, 2007 sales to JC Penney, Kohl’s, American Eagle Outfitters (“AEO”) and Target accounted for 19.4%, 12.8%, 40.1%

and 16.2%, respectively, of our net sales. For the six months ended July 31, 2006 sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 18.4%, 13.1%, 22.7% and 10.4%, respectively, of our net sales. For the three months ended July 31, 2007 sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 22.9%, 12.9%, 40.9%, and 14.4%, respectively, of our net sales. For the three months July 31, 2006, sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 13.1%, 8.9%, 33.2% and 15.2%, respectively, of our net sales.

On a pro forma basis after giving effect to the Innovo Acquisition as if such acquisition had been consummated on February 1, 2006, our sales to JC Penney, Kohl’s, American Eagle Outfitters and Target would have accounted for approximately 11.0%, 7.5%, 35.8% and 20.8%, respectively, of our net sales for the three months ended July 31, 2006, and approximately 14.1%, 10.1%, 30.5% and 18.2%, respectively, of our net sales for the six months ended July 31, 2006.

Although we have long-established relationships with our key customers, JC Penney, Kohl’s, Target, and AEO, we do not have long-term contracts with these customers. Our future success will be dependent upon our ability to attract new customers and to maintain our relationships with our present customers. We continue to strive to maintain our positive working relationships with our customers by providing on-time deliveries of quality products.

We cannot assure you that our major customers will continue to purchase merchandise from us at the same rate as they have historically purchased merchandise from us, or at all in the future, or that we will be able to attract new customers. In addition, our major customers have the ability to exert significant control over our business decisions, including prices. As a result of the United States discontinuance of textile import quotas affecting products sourced by us on January 1, 2005, we no longer do business with New York & Company, which had been a major customer, as New York & Company has opted to place orders in China and other countries in the Far East.

Effective January 1, 2005, the United States (“U.S.”) discontinued textile import quotas affecting the products sourced by us. As a result, beginning in 2005 the U.S. total imports from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The U.S. has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. We anticipate that our results of operations for products manufactured in Guatemala will continue to be adversely affected for the balance of year 2007. At January 31, 2006 based on an appraisal by an independent third party, we recorded an impairment charge against our building, building improvements, equipment, furniture and fixtures at our Guatemalan facility.

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

On October 31, 2006, we made a principal payment of $1.5 million due on the secured subordinated promissory note issued to Diversified Apparel LLC (the “Note”) in connection with our acquisition of the denim apparel business of Commerce Clothing (the “Acquired Business”). Effective November 1, 2006, Diversified Apparel transferred the Note to Serge Kraif. Effective January 31, 2007, we entered into an agreement with Mr. Kraif (the “Conversion Agreement”), which was approved by the Company’s stockholders on August 9, 2007, pursuant to which:

•	We issued 8,800,000 shares of our common stock to Mr. Kraif in payment of $22.0 million of the Note;

•

We issued a convertible note in the principal amount of $15.0 million that is convertible into shares of our common stock at a conversion price of $3.50 per share in payment of $15.0 million of the Note, and

•	We issued to Mr. Kraif a warrant to purchase up to 4,400,000 shares of our common stock at a price of $3.00 per share.

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

Effective April 30, 2007, Mr. Kraif agreed that the $1.5 million principal payments on the Note due on April 30, 2007 and July 31, 2007 could be delayed pending stockholder consideration of the Conversion Agreement. Our stockholders approved the Conversion Agreement on August 9, 2007, and this $3.0 million principal payment was satisfied through the issuance of the common stock, convertible note and warrant discussed above. Mr. Kraif agreed to forgive the interest due for the period February 1, 2007 through July 31, 2007. We have recorded the forgiveness as a reduction of interest expense for the three and six months ended July 31, 2007.

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

Accounts Receivable, Due from Factor and Allowance for Customer Chargebacks and Trade Discounts

Prior to and through July 31, 2007, a significant portion of our accounts receivable were factored without recourse. We estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of July 31, 2007 and January 31, 2007, we had reserved approximately $2,184,000 and $1,510,000, respectively, for allowances for customer chargebacks and trade discounts. A change in this estimate could result in the need to record additional reserves.

We terminated our Factoring Agreement on July 31, 2007. For shipments subsequent to July 31, 2007, we have assumed the credit risk for all of our trade receivables. We estimate a reserve for doubtful accounts considering delinquent customer payments and customer credit reports, as well as continuing to estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by customers.

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

Impairment of Long-Lived Assets and Goodwill

Long-lived assets consist of property and equipment, intangible assets, and goodwill. Intangible assets are comprised of trademarks, costs to create product lines and customer relationships acquired in the Acquired Business and Innovo Acquisition. In accordance with Statement of Financial Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

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

Amortization of Discounts on Secured Subordinated Promissory Note and on Deferred Purchase Price

We recorded the fair value of the Note in the original principal amount of $47,500,000 issued in connection with the acquisition the Acquired Business at $33,300,000, which was originally a $14,200,000 discount from the face value of the Note. The discount to the Note was being amortized to interest expense over the term of the Note. On August 9, 2007, we extinguished the Note and charged the remaining unamortized discount to interest expense.

We expect to record the fair value of the $15,000,000 Convertible Note issued in partial payment of the Note at a discount from its face value. Beginning August 10, 2007, this discount to the Convertible Note will be amortized to interest expense over the term of the Convertible Note.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $2,184,000 and $1,510,000 at July 31, 2007 and January 31, 2007, respectively. Should events or circumstances change, we could have to record additional accruals for increased reserves.

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

	Three Months Ended:		Six Months Ended:
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Net Sales	100.0%	100.0%	100.0%	100.0%

Gross profit	23.6	22.1	22.2	22.6
Selling, general and administrative expenses	12.7	12.5	14.4	14.6
Depreciation and amortization	1.5	1.4	1.9	1.3

Income (loss) before interest and income taxes	9.4	8.3	5.9	6.7
Interest expense	2.9	2.9	3.5	3.9
Provision for income taxes	1.7	1.0	2.0	1.3

Net income	4.8%	4.4%	0.4%	1.5%

Three months (second quarter of 2007) and six months (first half of 2007) ended July 31, 2007 compared to three months (second quarter of 2006) and six months (first half of 2006) ended July 31, 2006.

Acquisition of Company

On May 12, 2006, we acquired the private label division of Innovo Group Inc. (“Innovo Acquisition”). We accounted for this transaction as a purchase. Accordingly, a comparison of our results of operations for the six months ended July 31, 2007 and 2006 may not necessarily be meaningful.

Net Sales

Net sales for the second quarter of 2007 were $33,189,000, a decrease of $11,927,000, or 26.4%, from net sales of $45,116,000 for the second quarter of 2006.

The decrease in sales for the second quarter of 2007 compared to the second quarter of 2006 of $11,927,000 was mainly attributable to a decrease in sales of our branded jeans of $10,086,000 and to a decrease in sales of our non-denim private label garments of $1,757,000.

The reasons for the sales variations are discussed below.

Our branded sales decreased by $10,086,000 due to our discontinuance of our Hippie premium brand of junior jeans which amounted to $1,865,000 and less demand for our Hint brand of junior jeans which amounted to $8,221,000.

Our sales of non-denim products which are manufactured in our Guatemalan manufacturing facility decreased by $1,757,000. As discussed in the Overview above, we anticipate that, over time, CAFTA may make Guatemala more competitive with imports from the Far East in the product categories manufactured by us in Guatemala, although we cannot assure you this will happen. To date we have not experienced an increase in demand for our products manufactured in Guatemala.

Net sales for the first half of 2007 were $54,052,000, a decrease of $11,959,000, or 18.1%, from net sales of $66,011,000 for the first half of 2006.

The decrease in sales for the first half of 2007 compared to the first half of 2006 of $11,959,000 was attributable to a decrease in sales of our branded jeans of $15,622,000, a decrease in sales of our non-denim private label garments of $2,338,000 and a decrease in sales of $2,602,000 to our mid tier and department stores, offset in part by an increase in sales of $8,603,000 from the May 12, 2006 Innovo Acquisition.

The reasons for the sales decreases are discussed below.

Our branded sales decreased by $15,622,000 due to our discontinuance of our Hippie premium brand of junior jeans which amounted to $3,570,000 and less demand for our Hint brand of junior jeans which amounted to $12,052,000.

Our sales of non-denim products which were manufactured in our Guatemalan manufacturing facility decreased by $2,338,000 As discussed in the Overview above, we anticipate that, over time, CAFTA may make Guatemala more competitive with imports from the Far East in the product categories manufactured by us in Guatemala, although we cannot assure you this will happen. To date we have not experienced an increase in demand for our products manufactured in Guatemala.

The decrease in our sales of $2,602,000 to mid tier and department stores for garments manufactured under the customers’ own label was mainly caused by not being price competitive in the first quarter of 2007. We have now transferred the manufacturing of these garments from our Mexican vendors to our Far East vendors.

For the six months ended July 31, 2007 sales to JC Penney, Kohl’s, American Eagle Outfitters (“AEO”) and Target accounted for 19.4%, 12.8%, 40.1% and 16.2%, respectively, of our net sales. For the six months ended July 31, 2006 sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 18.4%, 13.1%, 22.7% and 10.4%, respectively, of our net sales. For the three months ended July 31, 2007 sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 22.9%, 12.9%, 40.9%, and 14.4%, respectively, of our net sales. For the three months July 31, 2006, sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 13.1%, 8.9%, 33.2% and 15.2%, respectively, of our net sales. Target and AEO became our customers through the May 12, 2006 Innovo Acquisition.

Gross Profit

The gross profit for the second quarter of 2007 was $7,818,000 (23.6% of net sales), a decrease of $2,158,000, or 21.6%, from the gross profit of $9,976,000 (22.1% of net sales) for the second quarter of 2006.

The decrease in gross profit for the second quarter of 2007 compared to the second quarter of 2006 of $2,158,000 was the result of a decrease in sales volume, which caused a decrease in gross profit of $2,638,000, partially offset by an increase in gross profit of $480,000, which was caused by an increase in the average gross margins due to the mix of products sold. The gross margins for all products produced in Mexico at Diversified Apparel’s facilities, a related party, are specified pursuant to a Supply Agreement; however, the guarantee of our gross margins for products manufactured for Target and AEO expired on July 31, 2007.

The gross profit for the first half of 2007 was $11,991,000 (22.2% of net sales), a decrease of $2,949,000, or 19.7%, from the gross profit of $14,940,000 (22.6% of net sales) for the first half of 2006.

The decrease in gross profit for the first half of 2007 compared to the first half of 2006 of $2,949,000 was the result of a decrease in sales volume, which caused a decrease in gross profit of $2,725,000, and by a decrease in gross profit of $224,000, which was caused by a decrease in the average gross margins due to the mix of products sold. The gross margins for all products produced in Mexico at Diversified Apparel’s facilities, a related party, are specified pursuant to a Supply Agreement; however, the guarantee of our gross margins for products manufactured for Target and AEO expired on July 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2007 were $4,202,000, a decrease of $1,427,000, or 25.3%, from $5,629,000 for the second quarter of 2006. The decrease in SG&A expenses for the second quarter of 2007 compared to the second quarter of 2006 of $1,427,000 was mainly attributable to decreased expenses of $1,645,000 comprised of (i) expense reductions of $1,242,000 on account of lower sales, which included a decrease in distribution and operating service expenses of $1,109,000 to ship our decreased sales, a decrease in non-compete payments of $64,000, a decrease in factoring fees of $58,000 and a decrease in sales expense of $11,000; (ii) a decrease of $87,000 that resulted from our reduction of payroll associated with operations to support orders placed by our former customer, New York & Company; (iii) a decrease in our operating expenses of $110,000 for the Innovo Acquisition business acquired on May 12, 2006; and (iv) a decrease in all other expenses of $206,000 mainly comprised of reductions in personnel, insurance, travel and

MIS expenses. This decrease in expenses was partially offset by an increase in professional fees of $218,000 in connection with exploration of financing options and obtaining stockholder approval of the conversion of the Note into shares of common stock, the Convertible Note and a warrant.

Selling, general and administrative expenses for the first half of 2007 were $7,802,000, a decrease of $1,863,000, or 19.3%, from $9,665,000 for the first half of 2006. The decrease in SG&A expenses for the first half of 2007 compared to the first half of 2006 of $1,863,000 was mainly attributable to decreased expenses of $2,623,000 comprised of (i) expense reductions of $1,922,000 on account of lower sales, which included a decrease in distribution and operating service expenses of $1,582,000 to ship and invoice our decreased sales, a decrease in non-compete payments of $178,000, a decrease in factoring fees of $136,000 and a decrease in sales expense of $26,000; (ii) a decrease of $380,000 that resulted from our reduction of payroll associated with operations to support orders placed by our former customer, New York & Company; and (iii) a decrease in all other expenses of $321,000 mainly comprised of reductions in personnel, insurance, travel and MIS expenses. This decrease in expenses was partially offset by an increase in expenses of $760,000 comprised of (a) operating expenses of $491,000 for the Innovo Acquisition business acquired on May 12, 2006 and (b) an increase in professional fees of $269,000 in connection with various SEC filings, exploration of financing options and obtaining stockholder approval of the conversion of the Note into shares of common stock, the Convertible Note and a warrant.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $39,000 and $33,000, respectively, for the second quarter of 2007 and the second quarter of 2006. Amortization of intangible assets, which resulted from our acquisitions, was $472,000 and $591,000 for the second quarter of 2007 and the second quarter of 2006, respectively. The decrease in amortization in the second quarter of 2007 compared to the second quarter of 2006 was due to one-time amortization expense in connection with the Innovo Acquisition in the second quarter of 2006.

Depreciation on furniture, fixtures and leasehold improvements was $75,000 and $65,000, respectively, for the first half of 2007 and the first half of 2006. Amortization of intangible assets, which resulted from our acquisitions, was $944,000 and $763,000 for the first half of 2007 and the first half 2006, respectively. The increase in amortization in the first half of 2007 compared to the first half of 2006 was due to amortization of intangible assets in connection with the Innovo Acquisition in the first quarter of 2007 as compared to no amortization in the first quarter of 2006. The Innovo Acquisition took place on May 12, 2006.

Interest Expense

Interest expense for the second quarter of 2007 was approximately $947,000 as compared to $1,293,000 for the second quarter of 2006. Interest expense for the second quarter of 2007 included interest paid to factor of $246,000 on its advances to us and the amortization of the discount on the secured subordinated promissory note (“Note”) of $701,000. The Note holder waived payment of the interest on the Note of approximately $456,000 for the three months ended July 31, 2007. Interest expense for the second quarter of 2006 includes interest paid to the factor of $310,000 on its advances to us, interest on the Note of $470,000 and the amortization of the discount on the Note of $513,000.

Interest expense for the first half of 2007 was approximately $1,904,000 as compared to $2,583,000 for the first half of 2006. Interest expense for the first half of 2007 included interest paid to factor of $474,000 on its advances to us and the amortization of the discount on the Note of $1,430,000. The Note holder waived payment of the interest on the Note of approximately $912,000 for the six months ended July 31, 2007. Interest expense for the first half of 2006 includes interest paid to factor of $618,000 on its advances to us, interest on the Note of $940,000 and the amortization of the discount on the Note of $1,026,000.

We recorded the fair value of the Note issued in connection with the acquisition at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 note. The discount to the Note is being amortized to interest expense over the term of the loan. As a result of the issuance of shares of our common stock, the Convertible Note and a warrant in payment of $37.0 million principal amount of the outstanding $38.5 million Note in August 2007, we will record a loss on extinguishment of debt, which will adversely affect our results of operations for 2007.

We expect to record the fair value of the $15,000,000 Convertible Note issued in partial payment of the Note at a discount from its face value. Beginning August 10, 2007, this discount to the Convertible Note will be amortized to interest expense over the term of the Convertible Note.

Provision for Income Taxes

The provision for income taxes for the three months ended July 31, 2007 and 2006 was $577,000 and $440,000, respectively. The provision for 2007 was comprised of $141,000 of United States and State and local income taxes and a deferred tax provision of $436,000. We recorded a tax provision of $436,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with our acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for 2006 was comprised of $18,000 of state and local income taxes and a deferred tax provision of $422,000. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for income taxes for the six months ended July 31, 2007 and 2006 was $1,057,000. The provision for 2007 was comprised of $188,000 of United States and State and local income taxes and a deferred tax provision of $868,000. We recorded a tax provision of $868,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with our acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for 2006 was comprised of $36,000 of state and local income taxes and a deferred tax provision of $814,000. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

Pro forma Statement of Operations

The unaudited pro forma condensed combined statements of operations for the three and six months ended July 31, 2006 gives effect to the May 12, 2006 consummation of the Innovo Acquisition as if the transaction occurred on February 1, 2006, the first day of our fiscal year. The acquisition was accounted for using the purchase method of accounting.

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

	(In thousands, except per share amounts)
	Three months ended July 31,		Six months ended July 31,
	2007 Actual	2006 Pro forma	2007 Actual	2006 Pro forma
Net sales	$33,189	$53,594	$54.052	$85,910
Net income	$1,581	$1,996	$209	$910
Net income per share—basic and diluted	$0.06	$0.08	$0.01	$0.04

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

	(In thousands)		(In thousands)
	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Reconciliation of net income to EBITDA
Net income	$1,581	$1,990	$209	$1,014
Depreciation and amortization	511	624	1,019	828
Interest expense	947	1,293	1,904	2,583
Provision for income taxes	577	440	1,057	850

EBITDA	$3,616	$4,347	$4,189	$5,275

Liquidity and Capital Resources

Net cash used in operating activities for the first half of 2007 was $3,341,000. The components of cash used in operating activities totaling $12,635,000 are (i) an increase in trade receivables of $1,847,000, which reflects an increase in the American Eagle Outfitters non-factored trade receivables, (ii) an increase in amounts due from factor of $5,116,000, which reflects an increase in factored sales for June and July 2007 as compared to December 2006 and January 2007, (iii) an increase in inventories of $4,415,000, which reflects more denim inventory of $874,000, the purchase, at July 31, 2007, of fabric amounting to $2,540,000 which was located at the Mexican manufacturing facilities and finished garments amounting to $1,001,000 which were located in Commerce’s warehouse and (iv) an increase in prepaid expenses and deposits of $429,000, which reflects prepaid professional fees in connection with the new Comerica bank agreement and the PIPE financing entered into on August 3, 2007, and (v) a decrease in income taxes of $42,000, which reflects tax payments greater than provision for taxes for the six months ended July 31, 2007, (vi) a decrease in accrued expenses of $48,000, which reflects lower professional fees accrued and (vii) a decrease in accounts payable of $738,000 mainly due to payment of professional fees during the six months ended July 31, 2007. The cash used in operating activities was offset by cash provided of $9,294,000. The components of cash provided are (a) $4,273,000, which consists of the net income of $209,000, depreciation of $75,000, amortization of intangible assets of $944,000, amortization of debt discount of $1,430,000, increase in allowance for customer chargebacks and trade discounts of $674,000, increase in deferred taxes of $868,000 and non-cash stock compensation of $73,000, (b) a decrease in rent deposits of $12,000, and (c) a decrease in amounts due from related parties of $5,009,000, which represents payments made by related parties to us and our purchase of inventory from the related party of $3,544,000.

Net cash used in operating activities for the first half of 2006 was $4,808,000. The components of cash provided by operating activities totaling $13,289,000 are (i) a decrease in inventories of $160,000, which reflects less??? denim inventory, (ii) a decrease in other receivables and prepaid expenses of $194,000, which was substantially caused by a decrease in prepaid personnel costs, (iii) an increase in income taxes payable of $26,000, (iv) an increase in due to related parties of $8,811,000, which was primarily due to amounts owed under the Supply Agreement, an increase in interest due on the Note and the fees due on the restrictive covenant and earn-out agreements, and (v) our net profit of $4,098,000 after adding back deferred taxes of $814,000, depreciation of $65,000, amortization of intangible assets of $763,000, amortization of debt discount of $1,026,000, an increase in allowance for customer chargebacks and trade discounts of $339,000 and non-cash stock compensation of $77,000. The cash provided by operations was fully offset by cash used in operations totaling $18,097,000 consisting of (a) an increase in non-factored trade receivables of $7,831,000, which is represented principally by American Eagle Outfitters trade receivables, (b) an increase in due from factor of $8,991,000, which reflects an increase in sales, (c) a decrease in accounts payable of $1,184,000, which was principally caused by a decrease in professional fees payable and fabric vendors payables and (d) a decrease in accrued expenses of $91,000 due to severance payments made during the period.

Cash used in investing activities in the first half of 2007 of $63,000 consisted of expenditures incurred in connection with the purchase of computers of $36,000 and leasehold improvements of $27,000.

Cash used in investing activities in the first half of 2006 of $347,000 consisted of expenditures incurred in connection with the purchase of denim business from Diversified Apparel of $250,000 and the purchase of the Innovo Acquisition of $69,000, as well as the purchase of computers of $28,000.

Cash used in financing activities in the first half of 2007 of $4,223,000 consisted of the advances from the factor of $30,025,000, repayments to the factor of $27,891,000 and deposits for Common Stock to be issued of $2,089,000.

The financing activities in the first half of 2006 of $8,019,000 were from the exercise of stock options, advances from the factor of $49,434,000 and repayments of advances to the factor of $41,416,000.

We intend to finance our operations for the next twelve months through the use of operating profits, borrowings under our Comerica Bank revolving credit facility, extended payment terms from Diversified Apparel, and the sale of our stock.

Our financial performance for the next twelve months will depend on a variety of factors, including the success of our two acquisitions, the amount of sales to JC Penney, Kohl’s, Target Stores and American Eagle Outfitters, and the effect on our non-denim business manufactured in Guatemala on account of the discontinuance of textile import quotas by the United States on January 1, 2005. As a result of the discontinuance of textile import quotas, our customers may be able to secure the products currently being purchased from us in Guatemala in other places at a lower price. If we have significant operating losses, we could face severe liquidity pressures, which would adversely affect our financial condition and results of operations and cash flows. We have in the past incurred costs in restructuring our operations due to the loss of customers and could incur additional costs in the future associated with the restructuring of our operations. We believe that we will have sufficient working capital to support our business for the next twelve months if our assumptions regarding our anticipated operating profits are correct, credit is available to us on reasonable terms and our extended payment terms from our Far East Supplier remain in place.

Secured Subordinated Promissory Note (“Note”)

In connection with the acquisition of Diversified Apparel, we issued a secured subordinated promissory note to Diversified Apparel, a related party. The maturity date of the Note was April 30, 2012. The Note bears interest at 4.7% per annum, compounded annually. Quarterly interest and principal payments on the Note commenced on October 31, 2006. After giving effect to the conversion of $7,500,000 principal amount of the Note into common stock as described below under Note Conversion Agreement, the principal amount of the Note was payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on July 31, 2011. Subject to the subordination agreement between Diversified Apparel and Milberg Factors, Inc., we were required to use fifty percent of the net proceeds of any sale of our debt securities in a public offering or a private placement (but not including any bank debt, debt to any senior lender as set forth in the Note or any other ordinary course short term obligations) or any sale of our equity securities (other than pursuant to the exercise of options to purchase securities) to prepay the Note, with the principal amount of the Note being reduced by the amount of the prepayment at a discount of one percent (1%) of the prepayment.

Notwithstanding anything to the contrary in the Note, no payment in respect of the indebtedness evidenced by the Note, including any scheduled payment of principal and/or interest or any prepayment, could be made by us, except as expressly permitted pursuant to the Factoring Agreement.

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

Note Transfer Agreement

Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif, a third party not related to us at the time of transfer. Effective January 31, 2007, we entered into an agreement with Mr. Kraif (the “Conversion Agreement”) which our stockholders approved on August 9, 2007, pursuant to which:

•	we issued 8,800,000 shares of our common stock to Mr. Kraif in payment of $22.0 million of the Note;

•

we issued a convertible note in the principal amount of $15.0 million (the “Convertible Note”) that is convertible into shares of our common stock at a conversion price of $3.50 per share in payment of $15.0 million of the Note; and

•	we issued to Mr. Kraif a warrant to purchase up to 4,400,000 shares of our common stock at a price of $3.00 per share (the “Warrant”).

The Convertible Note bears interest at the annual rate of 4.7%. The Convertible Note will bear interest only, payable quarterly, until January 31, 2008. Thereafter, twenty-four (24) quarterly principal payments of $625,000 will be payable on the Convertible Note beginning April 30, 2008 and ending on the maturity date of January 31, 2014. Interest will be paid quarterly on the outstanding principal balance outstanding prior to the quarterly principal payment. Any principal outstanding on the Convertible Note will be convertible at the conversion price of $3.50 a share. We, at our option, may prepay the principal balance outstanding at any time with payment discount rates ranging from 24.19% if prepayment occurs before January 31, 2008 declining to 3.43% if payment occurs between February 1, 2013 and January 31, 2014.

The Warrant is exercisable at any time and from time to time between February 15, 2009 and January 31, 2012.

All shares of the Company’s common stock issued pursuant to the Conversion Agreement, upon conversion of the Convertible Note or upon exercise of the Warrant will be registered for resale under the Securities Act as soon as practicable.

The Company obtained a third-party valuation to determine the fair value of the Note for the purposes of determining the purchase price of the Acquired Business. As a result, the Company recorded a debt discount of $14,200,000 to reduce the carrying value of the Note to fair value. The discount was being amortized to interest expense over the term of the Note. During the three and six months ended July 31, 2007, $701,000 and $1,430,000, respectively, of debt discount amortization was recorded, and for the three and six months ended July 31, 2006, $513,000 and $1,026,000, respectively, of debt discount amortization was recorded.

The Company is in the process of obtaining a third-party valuation to determine the fair value of the $15,000,000 Convertible Note. Subject to the final third-party valuation of the Convertible Note, the Company has estimated its value at $11,520,000, which is a discount of $3,480,000 from the face value of $15,000,000. The final valuation may materially differ from the estimated value. The discount will be amortized to interest expense over 6.5 years.

The transactions contemplated by the Conversion Agreement were consummated on August 9, 2007. The total value of the Company’s common stock, its Convertible Note and warrant issued to Mr. Kraif was approximately $56.1million. At August 9, 2007, the carrying value of the Convertible Note was estimated to be $11,520,000. As a result, the Company will recognize a non-cash gain on extinguishment of debt of approximately $1.5 million in the three months ending October 31, 2007.

The following capitalization table sets forth actual short-term and long-term indebtedness, stockholders’ equity and total capitalization at July 31, 2007 and on a pro forma basis to give effect to the transactions contemplated by the Conversion Agreement.

	July 31, 2007 Actual (unaudited)		Pro forma adjustments	Pro forma (unaudited)
	($ in thousands)
Short-term debt
Advances from factor	$11,676		—	$11,676
Current portion of Note	4,715	a	$(4,715)	—
Current portion of Convertible Note	—	e	950	950

Short-term debt	$16,391		$(3,765)	$12,626

Current liability: postponed principal Note payment originally due on January 31, 2007	$—	b	$1,500	$1,500

Long-term portion of Note	$26,631	c	$(26,631)	—
Convertible Note	—	f	10,570	10,570

Long-term debt	$26,631		$(16,061)	$10,570

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	$—		$—	$—
Common Stock, $0.01 par value; 100,000,000 shares authorized: 26,462,609 shares issued and outstanding at July 31, 2007; 35,262,609 shares issued pro forma	265	c	88	353
Paid-in capital	168,674	c	16,712	185,386
Accumulated other comprehensive income (loss)	7		—	7
Accumulated deficit	(119,264)	c	1,526	(117,738)

Total stockholders’ equity	$49,682		$18,326	$68,008

Total capitalization	$76,313		$2,265	$78,578

Pro forma adjustments ($ in thousands except per share amounts)

		Pro Forma Debt	Pro Forma Accumulated Deficit	Pro Forma Paid-in Capital	Pro Forma Common Stock
a.	To combine the short-term portion of the Note with the long-term portion of the Note	$(4,715)	$—	$—	$—

b.	To record postponed principal Note payment originally due on January 31, 2007	$1,500	$—	$—	$—

c.	To record the Conversion Agreement transactions:
	To reflect the combination of the short-term portion of the Note with the long-term portion of the Note	$4,715	$—	$—	$—
	To record transfer of postponed principal payment originally due on January 31, 2007 to current liability	$(1,500)	$—	$—	$—
	To record the issuance of 8,800,000 shares of the Company’s common stock at $1.54 a share, the closing price of the common stock on August 9, 2007, the date that the Conversion Agreement was approved by the stockholders, in payment of $22,000 principal amount of the Note	(13,552)	—	13,464	88
	To record the gain on the extinguishment of the Note	(1,526)	1,526	—	—
	To record the issuance of a warrant to purchase up to 4,400,000 shares of Cygne common stock with a $3.00 exercise price between 2/15/09 and 1/31/12. Value of warrant determined using the Black Scholes method of calculation (A)	(3,248)	—	3,248	—
	To record the extinguishment of the $15,000 face value (discounted value of $11,520) of the Note	(11,520)	—	—	—

	Total	$(26,631)	$1,526	$16,712	$88

d.	To record face value of Convertible Note of $15,000 at the discounted value of $11,520 (B)	$11,520	$—	$—	$—

e.	Short-term discounted value of Convertible Note	$950	$—	$—	$—

f.	Long-term discounted value of Convertible Note	$10,570	$—	$—	$—

(A)	The fair value of the warrant was determined using the closing price of the common stock on August 9, 2007, the date that the Conversion Agreement was approved by the stockholders, using the Black-Scholes option pricing model with the following assumptions: stock price at the approval date of the Conversion Agreement of $1.54; exercise price of $3.00; term of 5 years, volatility factor of 71.2%; dividend yield of zero; discount rate of 4.64%.
(B)	The Company estimates that the fair value of the Convertible Note will be $11,520,000, which is a $3,480,000 discount from the face value of the $15,000,000 Convertible Note. At this time, the work needed to provide the basis for determining the fair value has not been completed. The Company is in the process of obtaining the final valuation from an independent third party. The final result may materially differ from the estimated balance.

The actual net income (loss) per share for the three and six months ended July 31, 2007 and the year ended January 31, 2007 and the pro forma amounts for these periods after the elimination of Note interest expense (including amortization of debt discount) on the conversion of $22,000,000 of the Note into Cygne common stock is as follows (in thousands except per share amounts).

	Six Months Ended July 31, 2007	Six Months Ended July 31, 2007	Year Ended January 31, 2007
Net income (loss)	$1,581	$209	$(158)
Eliminate interest expense (including amortization of debt discount) on $22,000,000 of the Note converted to common stock (A)	416	850	2,271

Pro forma net income (loss)	$1,997	$1,059	$2,113	(A)

Actual net (loss) income per share	$0.06	$0.01	$(0.01)
Pro forma net income per share, basic and diluted	$0.08	$0.04	$0.06	(A)

(A)	Does not give effect to the amortization of debt discount on the Convertible Note or a non-cash gain on extinguishment of debt of approximately $1.5 million resulting from the transactions contemplated by the Conversion Agreement.

Effective July 31, 2005, we began to use Milberg Factors, Inc. (“Milberg”) for credit administration and cash flow purposes. We and Milberg entered into a factoring agreement effective July 31, 2005 which was amended on January 31, 2006 and July 31, 2006 and renewed through July 31, 2007 (the “Factoring Agreement”).

Under the Factoring Agreement, we sold to Milberg without recourse all of our receivables which were acceptable to Milberg. Milberg was responsible for collection, assumed all credit risk, and obtained all of our rights and remedies against our customers for those receivables purchased by Milberg without recourse. Payment was due from Milberg upon the payment of the receivable to Milberg by our customer less a Milberg reserve for known future chargebacks from all customers plus a special reserve at July 31, 2007.

We estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of July 31, 2007 and January 31, 2007, we had reserved approximately $2,184,000 and $1,510,000, respectively, for allowances for customer chargebacks and trade discounts.

The Factoring Agreement contained covenants with respect to working capital and net worth which Cygne was in compliance with at July 31, 2007.

The minimum aggregate factoring charges payable under the Factoring Agreement for the contract year were $95,000. The factor fees for the three and six months ended July 31, 2007 were approximately $93,000 and $182,000, respectively, and were approximately $165,000 and $307,000 for the three and six months ended July 31, 2006, respectively. The maximum revolving amount was $25,000,000. At the time of purchase of receivables and periodically thereafter, Milberg could in its sole discretion make advances to us. In addition, upon our request, Milberg was required to remit (and at any time in Milberg’s sole discretion Milberg could remit) any money standing to our credit on Milberg’s books in excess of a reserve for known future chargebacks from all customers plus a special reserve at July 31, 2007.

Advances from Milberg were repayable on demand. The maximum amount of advances were the lower of 90% of the net amount due from Milberg after a Milberg reserve for known chargebacks and trade discounts from all customers plus a special reserve at July 31, 2007 or $25,000,000. Advances from Milberg at July 31, 2007 and January 31, 2007 were approximately $11,676,000 and $9,542,000, respectively. Interest paid to Milberg for the three and six months ended July 31, 2007 was approximately $246,000 and $474,000, respectively, and was $310,000 and $617,000, respectively, for the three and six months ended July 31, 2006.

Milberg charged interest on any monies remitted or otherwise advanced or charged to our account before the collection of receivables. The interest rate was prime plus 0.5% (prime rate at July 31, 2007 was 8.25%). As security for all of our obligations to Milberg, including advances made by Milberg to us, we granted to Milberg a continuing security interest in substantially all of our property.

In connection with the Factoring Agreement, Hubert Guez guaranteed our obligations to Milberg up to $1,500,000, plus accrued and unpaid interest, plus any costs and expenses of enforcing the guaranty, except that such guaranty was unlimited in the case of fraud. Also in connection with the Factoring Agreement, Diversified Apparel agreed to subordinate to Milberg the present and future indebtedness owed to Diversified Apparel by Cygne until all of Cygne’s obligations to Milberg made in connection with the Factoring Agreement have been fully paid and discharged.

Due from factor, net of factor advances and allowances for chargebacks and trade discounts, as shown on the balance sheets, are summarized below. Factored receivables of $16,384,000 and $11,268,000 at July 31, 2007 and January 31, 2007, respectively, are without recourse except for receivables amounting to $179,000 at July 31, 2007.

	(In thousands)
	July 31, 2007	January 31, 2007
Outstanding factored receivables	$16,384	$11,268
Less, allowances for chargebacks and trade discounts	2,184	1,510

Due from factor, net of allowances for chargebacks and trade discounts	14,200	9,758
Less, advances from factor	11,676	9,542

Due (to)/due from factor net of factor advances and reserves for chargebacks and trade discounts	$2,524	$216

The average factor advances for the six months ended July 31, 2007 and 2006 were approximately $9,990,000 and $13,700,000, respectively, and the highest advances were approximately $11,589,000 and $23,759,000, respectively.

Secured Revolving Credit Facility

On August 3, 2007, we entered into a $15 million secured revolving credit facility with Comerica Bank. The credit facility, which replaced our expired Factoring Agreement with Milberg, provides us with $15 million of working capital borrowings, as well as a $2 million stand-by letter of credit in favor of one of our suppliers. We can borrow up to 80% of eligible receivables with a cap of $15 million. The credit facility terminates on August 31, 2009, although we can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit agreement. Borrowings bear interest at Comerica Bank’s announced base rate plus one quarter of one percent, and are secured by all of our assets. At August 3, 2007, the base rate was 8.25%.

The revolving credit facility contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, and the payment of dividends and other restricted payments. The revolving credit facility also contains working capital, net worth and EBITDA requirements as well as a debt to net worth ratio requirement to be monitored on a quarterly basis. The details of the covenants can be found in Exhibits to our Current Report on Form 8-K filed on August 7, 2007.

We deposited $1 million with Comerica Bank as security for the $2 million standby letter of credit.

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

In connection with the Asset Purchase Agreement, the Company entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Mr. Hubert Guez, Mr. Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo Acquisition, on May 12, 2006 we issued 1,000,000 shares of our common stock to each of Mr. Hubert Guez and Mr. Paul Guez, for an aggregate issuance of 2,000,000 shares, in lieu of assuming the remaining $7.9 million outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by us. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to us in the event that our common stock was traded on Nasdaq (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one month period immediately preceding the expiration of the lock-up period. Our shares did not reach the average target price and the shares were released from escrow to Paul Guez and Hubert Guez.

Off-Balance Sheet Arrangements

We have not created, and we are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

We have entered into agreements at July 31, 2005, as subsequently amended, with companies controlled by its largest shareholder, Hubert Guez.

The Supply Agreement: Under the terms of the Supply Agreement, as amended: Prior to July 31, 2007, AZT International S. de R.L. de C.V. (“AZT’), an affiliate of Hubert Guez, manufactured on a non-exclusive basis branded and private label denim apparel for us in Mexico at specified gross margins. Pursuant to the Supply Agreement, AZT shipped its manufactured apparel to the United States and invoiced Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel invoiced us when it was shipped to our customers. At the end of each month, Diversified Apparel invoiced us for the apparel it had on hand that we estimated we would ship to our customers in the subsequent month. We renewed the Supply Agreement for one year until July 31, 2008. The Supply Agreement specified that the guarantee of our gross margins for products manufactured for Target and AEO expired on July 31, 2007.

On July 31, 2007 we purchased from AZT all of the fabric allocated to Cygne production. Starting August 1, 2007, we will purchase all of the fabric for the garments to be manufactured for us in the AZT facilities. In addition, on July 31, 2007, we purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce California, which was not included in the contractual month-end inventory purchases. AZT will now invoice us for all finished garment inventory on the finished garment completion date.

Under the Supply Agreement, we were obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, we did not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if we did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on our financial condition and we would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding.

The apparel purchased under the Supply Agreement from Diversified Apparel for the three and six months ended July 31, 2007 was approximately $16,103,000 and $28,232,000, respectively, and the apparel purchased under the Supply Agreement from Diversified Apparel was approximately $27,163,000 and $33,692,000, respectively, for the three and six months ended July 31, 2006, of which approximately $5,185,000 and $2,218,000 was in inventory at July 31, 2007 and 2006, respectively. The inventory at July 31, 2007 includes purchases of $1,001,000 located in the warehouse in Commerce, California which would not otherwise have been included in July 31, 2007 contractual month end purchases under the Supply Agreement. The purchases for the three and six months ended July 31, 2007 exclude the fabric purchased at July 31, 2007 in the amount of $2,540,000. The decrease in purchases for the three and six months ended July 31, 2007 over the comparable periods in the 2006 year resulted from the transfer of production from Mexico to the Far East and the reduction in sales volume of the inventory being manufactured in Mexico. At July 31, 2007 and January 31, 2007, outstanding advances, after giving effect to the fabric and finished goods inventory purchased at July 31, 2007 to Diversified Apparel, were approximately $3,148,000 and $7,917,000, respectively.

The Distribution Agreement: Diversified Apparel provides distribution and operating services including building occupancy costs for us. We renewed the Distribution Agreement, which had an expiration date of July 31, 2007, for a one-year period until July 31, 2008. The distribution agreement cost for the three and six months ended July 31, 2007 was $769,000 and $1,265,000, respectively, compared to $1,870,000 and $2,742,000, respectively, for the three and six months ended July 31, 2006. The change in distribution costs in the periods is shipment volume related. In addition, the cost of the packing materials purchased from Diversified Apparel for the three and six months ended July 31, 2007 was $108,000 and $162,000, respectively, compared to $99,000 and $199,000, respectively, for the three and six months ended July 31, 2006. All amounts are included in Selling, General and Administrative expenses in the statement of operations.

Pursuant to the Distribution Agreement, we purchased all of its denim apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel received this apparel in its United States warehouse and retained the physical risk of loss while the inventory is in its possession. The Distribution Agreement provided that at the end of each month, Diversified Apparel invoiced us for the apparel it had on hand that we estimated that it would ship to its customers in the subsequent month.

On July 31, 2007, we purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce California which was not included in the contractual month-end inventory purchases. We will now be invoiced by Diversified Apparel for all finished garment inventory on the date that the finished garments are delivered to the warehouse.

Under the Distribution Agreement, we were obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, we did not deem it probable that the total 50% advance of the outstanding purchase orders under the Distribution Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding.

The apparel purchased from Diversified Apparel under the Distribution Agreement for the three and six months ended July 31, 2007 was approximately $10,498,000 and $13,705,000, respectively, and was approximately $7,780,000 and $13,579,000, respectively, for the three and six months ended July 31, 2006 of which approximately $701,000 and $1,527,00, respectively, is in inventory at July 31, 2007 and July 31, 2006, respectively. The inventory at July 31, 2007 includes purchases of $554,000 in the warehouse at Commerce, California which would not other wise have been included in the July 31, 2007 contractual month end purchases under the Distribution Agreement. The decrease in purchases for the three and six months ended July 31, 2007, compared to the same periods, in the comparable prior periods resulted from a decrease in sales volume offset by the transfer of production from Mexico to the Far East.

At July 31, 2007 and January 31, 2007, we had outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately $23,312,000 and $31,768,000, respectively. In addition, at July 31, 2007 and January 31, 2007, we had outstanding short-term purchase order commitments to non-related third parties of approximately $1,419,000 and $545,000.

We guaranteed payment to American Eagle Outfitters for purchases of fabric made by AZT, a related party, from Cone Denim LLC to fulfill purchase orders from American Eagle Outfitters for finished product. The guarantee limit is $3,500,000 and was valid for fabric purchases made through July 31, 2007. The amount of the guarantee at July 31, 2007 was approximately $2,333,000. The guarantee was terminated at August 19, 2007, when we issued a $2,000,000 letter of credit to Cone Denim LLC.

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

We adopted FIN 48 on February 1, 2007. On the date of adoption there was no impact on the financials pertaining to FIN 48. We had no uncertain positions other than the Guatemalan issues noted below and accordingly no unrecognized tax benefits. We recognize interest and penalties, if any, as part of the provision for income taxes in our Consolidated Statements of Operations.

We are a Delaware corporation and file a Federal Income Tax Return as well as tax returns in the following jurisdictions: California, New York State and New York City. Beginning in 2002, a newly formed Guatemalan subsidiary began filing a separate Guatemala income tax return. This subsidiary has been granted a tax holiday to December 31, 2012. Another Guatemalan subsidiary, which is now dormant, had been granted a tax holiday which expired on December 31, 2001. A third Guatemalan subsidiary has no tax holiday and its first tax return was filed for the year ended December 31, 1993.

Currently, we are not undergoing any United States tax examinations. The Internal Revenue Service (“IRS”) has completed its examinations for the Federal income tax returns for the tax years January 31, 1985 through January 31, 1996. New York State has completed its examinations for the tax years January 31, 1985 through January 31, 2000. New York City has completed its examinations for the tax years January 31, 1985 through January 31, 2002. However, the Guatemalan tax authorities are examining the tax returns for the years 1998 through 2000 of the dormant subsidiary, cited above, that had been granted a tax holiday, but was assessed an income tax under a different Guatemala statute. We protested this tax and did not pay the tax. However, we have established a reserve for this contingent liability in the amount of $470,000 and have included this reserve on the balance sheet under Income Taxes Payable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future. For the first half of 2007, factor advances peaked at $11,589,000 and the average amount of factor advances was $9,990,000. An increase of 1% in the interest rate would have increased our interest expense for factor advances by approximately $50,000 in the first half of 2007.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the six months ended July 31, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2007.

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

Historically, a significant portion of our products has been manufactured by non-affiliated contract manufacturers. In connection with the acquisition of the assets of Diversified Apparel, we entered into a Supply Agreement with AZT International S. de R.L. de C.V., or AZT, an affiliate of Diversified Apparel, and have been reliant on AZT to supply most of our denim apparel products. AZT only manufacturing facilities are located in Mexico. During 2005, 2006 and the six months ended July 31, 2006 and 2007, AZT supplied us with products that accounted for approximately 46%, 75%, 71% and 67%, respectively, of our net sales, at specified gross margins. Beginning with the third quarter of 2007, we do not expect AZT to continue to supply us with products that account for a substantial portion of our sales; rather, we will source such products from non-affiliated contract manufacturers, primarily in the Far East. In addition, we no longer receive specified gross margins under the Supply Agreement for products manufactured for sale to American Eagle Outfitters and Target. We have from time to time experienced difficulties in obtaining timely delivery of products of acceptable quality. Such difficulties have resulted and may result in cancellation of orders, customer refusals to accept deliveries or reductions in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. We believe that these difficulties have resulted and may continue to result from not having sufficient access to and control over the manufacturing processes of non-affiliated contract manufacturers. There can be no assurance that we will not experience difficulties with third parties responsible for the manufacture of our products, including AZT. In addition, we may have difficulty sourcing the products manufactured by AZT at a similar cost or at all.

We have been dependent on supply and distribution agreements with Diversified Apparel and its related entities for a substantial portion of our supply, distribution and back office capabilities.

In connection with our acquisition of the Acquired Business, we entered into a Supply Agreement and a Distribution Agreement with Diversified Apparel and its affiliated entities, which we collectively refer to as Diversified Apparel.

Under the terms of the Supply Agreement, AZT, an affiliate of Diversified Apparel, manufactures and supplies us with most of our requirements of branded and private label denim apparel products with specified gross margins. Although AZT is obligated to deliver denim products ordered by us under the Supply Agreement, we have no obligation to source denim products from AZT.

Under the terms of the Distribution Agreement, Diversified Apparel provides us with specified distribution and back office operations services. In addition, Diversified Apparel has been our vendor for all Far East finished goods purchases.

Beginning with the third quarter of 2007, we have been relying on non-affiliated contract manufacturers, primarily in the Far East, rather than AZT, to manufacture and supply us with goods. In addition, we no longer receive specified gross margins under the Supply Agreement for products manufactured for sale to American Eagle Outfitters and Target. We cannot assure you that we will be able to source our products at a cost similar to that charged to us by Diversified Apparel. Our failure to source our products at a similar cost could have a material adverse effect on our business, results of operations and financial condition.

We are currently dependent on our Revolving Credit Facility, which is a critical component of working capital.

We have a $15 million secured revolving credit facility with Comerica Bank that provides us with working capital borrowings. Cygne can borrow up to 80% of eligible receivables. The credit facility terminates on August 31, 2009, although Cygne can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit agreement. The revolving credit facility contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, and the payment of dividends and other restricted payments. The revolving credit facility also contains working capital, net worth and EBITDA requirements as well as a debt to net worth ratio requirement to be monitored on a quarterly basis. If this credit agreement is terminated or our borrowing availability is restricted there under, we may have difficulty in satisfying our working capital needs, which would have a material adverse effect on our business, results of operations and financial condition.

A small number of stockholders are in a position to substantially control matters requiring a stockholder vote.

As of August 20, 2007, Mr. Hubert Guez has reported in filings with the Securities and Exchange Commission that he beneficially owned, had the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 44.6% of the shares of the Company’s common stock (approximately 32.7% after giving effect to the issuance of common stock to Mr. Kraif and the private placement of common stock in August 2007). In addition, as of August 20, 2007, Serge Kraif has reported in filings with the Securities and Exchange Commission that he beneficially owned, had the power to dispose or direct the disposition of, and to vote or direct the voting of, shares representing approximately 23.5% of the shares of the Company’s common stock (approximately 23.2% after giving effect to the private placement of common stock in August 2007). Further, Mr. Kraif has the right to acquire up to an additional 4,400,000 shares of common stock (representing an additional approximately 7.2% of our common stock) through the conversion of a convertible note and exercise of a warrant issued to Mr. Kraif. Accordingly, Hubert Guez and Serge Kraif effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. All of these shares are being registered for resale pursuant to the registration statement of which this prospectus is a part.

In addition, Mr. Manuel owns 4,946,975 shares of our common stock, which constitutes approximately 18.7% of our outstanding common stock. Our certificate of incorporation, as amended, prohibits any stockholder from acquiring more than 5% of our outstanding common stock without the prior approval of our Board of Directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2007, our stockholders approved (i) the issuance of 8,800,000 shares of our common stock in payment of $22.0 million of an outstanding subordinated promissory note (the “Note”) in the principal amount of $38.5 million; (ii) the issuance of a convertible note in the principal amount of $15.0 million that is convertible into shares of our common stock at a conversion price of $3.50 per share in payment of $15.0 million of the Note; and (iii) the issuance to the holder of the Note of a warrant to purchase up to 4,400,000 shares of our common stock at a price of $3.00 per share. The transaction closed following stockholder approval.

On August 3, 2007, in a private equity placement under Section 4(2) of the Securities Act of 1933, we issued 2,655,073 shares of Common Stock at a price of $1.38 per share, representing a 15% discount to the average closing price of the Common Stock on the 10 consecutive trading days ended July 20, 2007. In addition, we issued to the purchasers warrants to purchase an aggregate of 1,062,030 shares of Common Stock at an exercise price of $1.95 per share. The $1.95 exercise price per share of the warrant represents a 20% premium to the average closing price of the common stock on the 10 consecutive trading days ended July 20, 2007. The warrants are exercisable at any time during the period beginning November 2007 and ending July 2012. We have agreed to register the shares of Common Stock issued in the private placement and the shares of Common Stock issuable upon exercise of the warrants for resale under the Securities Act of 1933, as amended. We intend to use the proceeds of the offering for working capital purposes. A copy of the form of Securities Purchase Agreement pursuant to which the shares and warrants were sold and the form of warrant are attached to our Current Report on Form 8-K filed on August 7, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders’ held on August 9, 2007, two proposals were voted upon by our stockholders. A description of each proposal and a tabulation of the votes for each of the proposals follow:

1. To elect four directors to hold office until the next annual meeting of stockholders or until their successors are elected and qualified. All four nominees were elected:

	For Nominee	Authority Withheld from Nominees
James G. Groninger	25,667,769	18,055
Michel Collet	25,667,989	17,835
Bernard Manuel	25,667,989	17,835
Guy Kinberg	25,668,559	17,265

2. To approve the Issuance of up to 17,485,715 shares of our common stock in payment of $37.0 million of our outstanding $39.5 million subordinated note. The Issuance was approved:

	For	Against	Abstain	Broker No Votes
Under applicable NASDAQ rules, an affirmative vote of the majority of total votes cast	21,069,831	12,971	18,221	4,584,801

	For	Against	Abstain
We determined to condition approval on the affirmative vote of a majority of the total votes cast other than the votes cast by Mr. Hubert Guez and Mr. Paul Guez, Diversified Apparel, Mr. Manuel, Mr. Kraif and their respective affiliates	2,072,725	12,971	18,221

Item 5. Other Information

Iconix Brand Group, Inc., which is involved in a lawsuit with Mr. Hubert Guez and certain of his affiliates that is unrelated to Cygne, purchased 1,000 shares of our common stock in May 2007 and on July 6, 2007 sent us a letter pursuant to Section 220 of the Delaware General Corporation Law seeking certain information regarding Diversified Apparel’s transfer of the Note to Mr. Kraif and the Conversion Agreement. Iconix stated that the purpose of the demand was (i) obtaining sufficient information to determine if the proposal to approve the Conversion Agreement is in the best interests of our minority stockholders and was in compliance with all fiduciary duties of relevant parties and to assure that all actions taken in connection with the such proposal and certain other transactions with Messrs. Hubert and Paul Guez and their affiliates were proper and (ii) communicating with our stockholders regarding the 2007 annual meeting and other related matters. We provided Iconix with a list of our stockholders as of the record date for the meeting, but believe that Iconix is not entitled to the other requested information under applicable law inasmuch as we believe that their purchase of common stock and subsequent request for documents was an attempt to obtain information that might be useful in their unrelated lawsuit with Mr. Hubert Guez. We have not received any further communications from Iconix.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

4.1	Form of Warrant issued by Cygne Designs, Inc. pursuant to the Securities Agreement *1

10.1	Loan and Security Agreement, dated as of July 30, 2007, by and between Cygne Designs, Inc. and Comerica Bank. *1

10.2	Master Revolving Note, dated as of July 30, 2007, made by Cygne Designs, Inc. in favor of Comerica Bank. *1

10.3	Form of Securities Purchase Agreement, dated as of August 3, 2007, between Cygne Designs, Inc. and each of the purchasers. *1

10.4	Note Conversion Agreement, dated as of January 31, 2007, by and between Cygne Designs, Inc. and Serge Kraif, including the form of convertible note and form of warrant. *2

31.1	Certificate of Principal Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

*1	Previously filed with Form 8 K filed on August 7, 2007
*2	Previously filed with Form 8 K filed on August 10, 2007

b.	Reports on Form 8-K

Date	Item	Event
May 1, 2007	2.02,9.01	Announcement of financial results for the year ended January 31, 2007.

May 22, 2007	4.01,9.01	Announcement of the dismissal of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2008 and on the same date the engagement of Mahoney Cohen & Company, CPA P.C. as the Company’s independent registered public accounting firm.

June 14, 2007	2.02,9.01	Announcement of financial results for the three months ended April 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 19, 2007	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

September 19, 2007	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary