Form 10-Q
period 2007-10-31
CYGNE DESIGNS INC
filed 2007-12-21
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Common Stock, $0.01 par value, 37,917,682 shares as of December 17, 2007.

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	October 31, 2007	January 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash	$281	$1,709
Restricted Cash	1,000	—
Trade accounts receivable, net of reserve for allowances for customer chargebacks and trade discount of $1,765 at October 31, 2007	11,900	1,621
Due from factor, net of reserves for allowances for customer chargebacks and trade discounts of $73 at October 31, 2007 and $1,510 at January 31, 2007	469	9,758
Due from related parties*	5,053	7,917
Inventories	7,870	1,937
Marketable securities	45	65
Other receivables and prepaid expenses	241	175

Total current assets	26,859	23,182
Property, plant and equipment, net	569	619
Intangible assets, net of accumulated amortization of $4,247 at October 31, 2007 and $2,832 at January 31, 2007	3,122	4,537
Goodwill	72,877	72,877
Other assets	232	68

Total assets	$103,659	$101,283

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term bank borrowings	$10,480	$—
Advances from factor	—	9,542
Current portion of long term notes payable	—	4,715
Accounts payable*	6,273	8,163
Due to related parties*	—	98
Accrued expenses	1,237	982
Income taxes payable	990	692

Total current liabilities	18,980	24,192
Secured subordinated promissory note payable	—	25,202
Subordinated convertible note payable	10,129	—
Deferred taxes	3,773	2,471

Total liabilities	32,882	51,865

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized: 37,917,682 and 26,462,109 shares issued and outstanding, at October 31, 2007 and January 31, 2007, respectively	379	265
Paid-in capital	188,950	168,601
Accumulated other comprehensive income	5	25
Accumulated deficit	(118,557)	(119,473)

Total stockholders’ equity	70,777	49,418

Total liabilities and stockholders’ equity	$103,659	$101,283

*	Certain reclassifications were made to amounts presented at January 31, 2007 to be consistent with the October 31, 2007 presentation.

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
	(Unaudited)
Net sales	$22,905	$32,980	$76,957	$98,991
Cost of goods sold (1)	18,697	26,601	60,758	77,672

Gross profit	4,208	6,379	16,199	21,319
Selling, general and administrative expenses (1)	3,249	3,248	11,051	12,913
Depreciation and amortization	509	486	1,528	1,314
Gain on extinguishment of debt	(2,186)	—	(2,186)	—

Income from operations before interest and income taxes	2,636	2,645	5,806	7,092
Interest expense including amortization of debt discount (1)	1,132	1,436	3,036	4,019

Income from operations before income taxes	1,504	1,209	2,770	3,073
Provision for income taxes	797	444	1,854	1,294

Net income	$707	$765	$916	$1,779

Net income per share-basic and diluted	$0.02	$0.03	$0.03	$0.07

Weighted average common shares outstanding:
Basic	36,970	26,462	30,003	25,727

Diluted	36,970	26,463	30,003	25,730

(1)	Related Parties amounts included in the following line items:

	Three Months Ended		Nine Months Ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
Cost of goods sold	$17,455	$21,502	$55,162	$68,953
Selling, general and administrative expenses	$981	$260	$3,219	$3,790
Interest expense	—	$470	—	$1,540

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 31, 2007	26,462	$265	$168,601	$25	$(119,473)	$49,418
Stock options exercised	1	—	—	—	—	—
Sale of common stock, net of issuance costs	2,655	26	3,528	—	—	3,554
Conversion of the secured subordinated promissory note:
Common Stock	8,800	88	13,464	—	—	13,552
Issuance of warrants	—	—	3,248	—	—	3,248
Net income for the nine months ended October 31, 2007	—	—	—	—	916	916
Unrealized (loss) on marketable securities for the nine months ended October 31, 2007	—	—	—	(20)	—	(20)

Comprehensive income for the nine months ended October 31, 2007	—	—	—	—	—	896
Non-cash stock compensation	—	—	109	—	—	109

Balance at October 31, 2007 (unaudited)	37,918	$379	$188,950	$5	$(118,557)	$70,777

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended
	October 31, 2007	October 31, 2006
	(Unaudited)
Operating activities
Net income	$916	$1,779
Adjustments to reconcile net income to net cash (used in) operating activities:
Deferred income tax provision	1,302	1,240
Depreciation and amortization of property, plant and equipment	113	98
Amortization of intangible assets	1,415	1,216
Amortization of debt discount	2,120	1,540
Amortization of deferred financing costs	25	—
Allowance for customer chargebacks and trade discounts	328	(555)
Non-cash stock compensation	109	113
Gain on extinguishment of debt	(2,186)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(12,044)	(2,700)
Due from factor	10,726	1,648
Inventories	(5,933)	2,958
Other receivables, prepaid expenses and other assets	(255)	237
Accounts payable	(1,887)	(1,301)
Accrued expenses	254	115
Income taxes payable	298	9
Due to (due from) related parties	(158)	(4,423)

Net cash (used in) provided by operating activities	(4,857)	1,974

Investing activities
Increase in restricted cash	(1,000)	—
Purchase of denim business from Diversified Apparel LLC	—	(250)
Purchase of private label division from Innovo Group Inc.	—	(70)
Purchase of plant and equipment	(63)	(47)

Net cash used in investing activities	(1,063)	(367)

Financing activities
Exercise of stock options	—	1
Proceeds from short-term bank borrowings	30,024	—
Repayment of short-term bank borrowings	(39,566)	—
Proceeds from issuance of common stock	3,664	—
Advances from factor	32,155	72,290
Repayments of advances to factor	(21,675)	(73,789)
Costs incurred in connection with issuance of common stock	(110)	—

Net cash provided by (used in) financing activities	4,492	(1,498)

Net increase in cash	(1,428)	109
Cash at beginning of period	1,709	977

Cash at end of period	$281	$1,086

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Nine Months Ended
	October 31, 2007	October 31, 2006
	(Unaudited)
Supplemental Disclosures of Cash Flow Information
Income taxes paid	$254	$45

Interest paid	$741	$1,069

Non-cash investing and financing activities
Exchange of subordinated promissory note for common stock and warrants	$16,800	$—

Note payable offset against the due from related parties	$1,421	$—

Non-cash transactions recognized in connection with the acquisition of the private label division of Innovo Group, Inc.
Issuance of two million shares of common stock	$—	$7,680

Assumption of debt	$—	$2,500

Accrued transaction costs	$—	$11

Non-cash transactions recognized in connection with the payment required by the Secured Subordinated Promissory Note to Diversified Apparel Resources LLC (“Diversified Apparel”)
Note payable payment offset against amount due from Diversified Apparel	$—	$1,500

Interest payment offset against amount due from Diversified Apparel	$—	$2,530

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Cygne Designs, Inc. Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2008. The balance sheet at January 31, 2007 has been derived from the audited financial statements at that date which were included in Cygne’s Annual Report on Form 10-K for the year ended January 31, 2007.

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

October 31, 2007

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash, marketable securities, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities. The fair value of amounts due to/due from related parties is not known based on the related party nature of these amounts.

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

October 31, 2007

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

The Company evaluates long-lived assets, including property, plant and equipment and intangible assets other than goodwill, for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

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

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes allowances for customer chargebacks and trade discounts. Such reserves amounted to $1,838,000 and $1,510,000 at October 31, 2007 and January 31, 2007, respectively.

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

Selling, General and Administrative Expenses

Selling general and administrative expenses (“SG&A”) include expenses related to compensation, selling commissions, travel and entertainment, samples, rent, office expenses, professional fees, insurance, distribution expenses, restrictive covenant fees, earn-out fees, factor fees, director fees and other public company expenses. All of the Company’s restrictive covenant fees, earn-out fees and distribution expenses during the three and nine months ended October 31, 2007 and 2006 were incurred under either the Restrictive Covenant Agreement or the Distribution Agreement with Diversified Apparel as described in Note 10 to Notes to Consolidated Financial Statements or under the Innovo Acquisition Agreement as described in Note 2 to Notes to Consolidated Financial Statements.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

October 31, 2007

1. Significant Accounting Policies (continued)

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred and included in the category of SG&A. Product design, advertising and sales promotion costs included in SG&A in the accompanying statements of operations amounted to approximately $74,000 and $1,011,000 for the three and nine months ended October 31, 2007, respectively, and $238,000 and $721,000 for the three and nine months ended October 31, 2006, respectively.

Interest Expense

For the three and nine months ended October 31, 2007, interest expense is comprised of interest on advances from factor, amortization of the discount on the secured subordinated promissory note and on the Convertible Note and amortization of debt acquisition costs. For the three and nine months ended October 31, 2006, interest expense is comprised of interest payable on the secured subordinated promissory note, interest on advances from factor and amortization of the discount on the secured subordinated promissory note.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the U.S. Dollar.

Net Income Per Share

Basic and diluted net income per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) “Earnings Per Share”. Basic income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted-average common shares outstanding.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of net income and unrealized gain on marketable securities for the nine months ended October 31, 2007.

Stock Based Compensation

Effective February 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment.” SFAS No.123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS No. 123R did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, future periods could be impacted, depending on the number and nature of grants of equity instruments to employees. No options were granted during the nine months ended October 31, 2007 and 2006.

Restricted Cash

In August 2007, the Company deposited $1 million with Comerica Bank in connection with a $2 million standby letter of credit issued by Comerica Bank. The $1 million deposit is shown as restricted cash on the Company’s balance sheet.

Deferred Financing Cost

The Company incurred costs of approximately $201,000 for professional services rendered in connection with its revolving credit facility. This cost is being amortized on a straight-line basis over twenty-four months, the life of the credit facility.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

October 31, 2007

1. Significant Accounting Policies (continued)

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

In February 2007, the FASB issued Financial Accounting Standards Board No. 159 (“SFAS No.159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement becomes effective for the Company’s annual reporting period that begins February 1, 2008. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company’s financial condition, results of operations or cash flows.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

October 31, 2007

2. Acquisition of the Private Label Division from Innovo Group, Inc. (“Innovo Acquisition”)

On May 12, 2006, Cygne, Innovo Group Inc. (“Innovo”), and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo, closed the transaction contemplated by an Asset Purchase Agreement entered into on March 31, 2006. Azteca Productions International, Inc. (“Azteca Productions”) was a party to certain ancillary agreements related to the Asset Purchase Agreement because it was an interested party in the transaction. Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the Asset Purchase Agreement, Innovo sold us certain assets related to its private label apparel division. Innovo purchased these assets from Azteca Productions in July 2003 pursuant to an asset purchase agreement referred to as the Blue Concept Asset Purchase Agreement.

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

October 31, 2007

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

As of August 20, 2007, Mr. Hubert Guez has reported in filings with the Securities and Exchange Commission that he beneficially owned, had the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 31.1% of the shares of the Company’s common stock. In addition, Mr. Hubert Guez has advised us that he (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Sportswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources, LLC. AZT International, S.A. de C.V is a 100% subsidiary of Azteca Production International, Inc.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

2. Acquisition of Companies (continued)

Goodwill for Acquired Business

On July 31, 2005, the Company purchased the denim apparel business from Diversified Apparel Resources LLC (“Acquired Business”). The Company recorded goodwill of $66,576,000 in connection with this acquisition.

Goodwill and Intangible Assets Summary for both the Innovo Acquisition and the Acquired Business

The goodwill for the Innovo Acquisition was $6,301,000 and for the Acquired Business was $66,576,000 for total goodwill of $72,877,000.

The amortization of the intangible assets for the Innovo Acquisition for the three and nine months ended October 31, 2007 was $300,000 and $900,000, respectively, and was $282,000 and $702,000, respectively, for the three and nine months ended October 31, 2006 and for the Acquired Business for the three and nine months ended October 31, 2007 was $172,000 and $515,000, respectively, and was $171,000 and $515,000 for the three and nine months ended October 31, 2006, respectively. The following table sets forth the annual amortization over the remaining life of the intangible assets for both acquisitions.

Year Ended January 31:	($ in thousands)
2008, remaining	$470
2009	1,735
2010	724
2011	192

$3,121

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

Pro-forma Statements of Operations

The unaudited pro forma condensed combined statements of operations for the three and nine months ended October 31, 2006 gives effect to the May 12, 2006 consummation of the Innovo Acquisition as if the transaction occurred on February 1, 2006, the first day of our fiscal year. The acquisition was accounted for using the purchase method of accounting.

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

October 31, 2007

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

	(In thousands, except per share amounts)
	Nine months ended October 31
	2007 Actual	2006 Pro forma
Net sales	$76,957	$118,971
Net income	$916	$1,675
Net income per share—basic and diluted	$0.03	$0.07

3. Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The related unrealized holding gains and losses are excluded from operations and recorded in accumulated other comprehensive income on the consolidated balance sheets. At October 31, 2007 and January 31, 2007, the gross unrealized (loss) gain was approximately $(20,000) and $42,000, respectively. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in other expense.

The following table summarizes the marketable securities as of October 31, 2007 and January 31, 2007:

	Cost or Net Carrying Value	Gross Unrealized Gain/(Loss)	Gross Recorded Gain/(Loss)	Estimated Fair Value
Marketable securities, January 31, 2007	$23,000	$42,000	—	$65,000
Marketable securities, October 31, 2007	$65,000	$(20,000)	—	$45,000

4. Credit Facilities

Secured Revolving Credit Facility

On August 3, 2007, Cygne entered into a $15 million secured revolving credit facility with Comerica Bank (“credit facility”). The credit facility, which replaced Cygne’s expired Factoring Agreement with Milberg Factors, Inc. (“Milberg”), provides Cygne with a $15 million working capital line of credit, as well as a $2 million stand-by letter of credit in favor of one of its suppliers. Cygne can borrow up to 80% of eligible receivables with a cap of $15 million. The credit facility terminates on August 31, 2009, although Cygne can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit facility. Borrowings bear interest at prime plus 0.25%. Prime rate at October 31, 2007 was 7.50%. The short-term borrowings under this facility were $10,480,000 at October 31, 2007. As security for Cygne’s obligations under the credit facility, Cygne granted to Comerica Bank a continuing security interest in substantially all of its assets. The Convertible Note is subordinated to borrowings from Comerica Bank.

The revolving credit facility contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, and the payment of dividends and other restricted payments. The revolving credit facility also contains working capital, net worth and EBITDA requirements as well as a debt to net worth ratio requirement to be monitored on a quarterly basis. As of October 31, 2007, the Company was in default with the working capital, net worth, EBITDA and debt to net equity ratio requirements for which Cygne obtained a waiver from Comerica Bank.

Cygne deposited $1 million with Comerica Bank in connection with the $2 million standby letter of credit. The $1 million deposit is shown as restricted cash on Cygne’s balance sheet.

On November 7, 2007, Cygne and Comerica Bank amended the credit facility to allow Cygne to borrow from Comerica Bank 50% of eligible finished goods inventory located at Cygne warehouses, with maximum borrowings of $1.5 million, plus 50% of eligible in-transit inventory with maximum borrowings of $1 million. This amendment increases the amount of the credit facility by $2.5 million to $17.5 million.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

4. Credit Facilities (continued)

Factoring Agreement

Effective July 31, 2005, the Company began to use Milberg for credit administration purposes. The Company and Milberg entered into a factoring agreement effective July 31, 2005 which was amended on January 31, 2006 and July 31, 2006 and renewed through July 31, 2007 (the “Factoring Agreement”). The Factoring Agreement was replaced by the credit facility on August 3, 2007.

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

The factor fees for the three and nine months ended October 31, 2007 were approximately $23,000 and $205,000, respectively, and were approximately $88,000 and $395,000 for the three and nine months ended October 31, 2006, respectively.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

4. Credit Facilities (continued)

Due from factor, net of factor advances and allowances for customer chargebacks and trade discounts, as shown on the balance sheet at October 31, 2007 and January 31, 2007, is summarized below.

	(In thousands)	(In thousands)
	October 31, 2007	January 31, 2007
Outstanding factored receivables	$542	$11,268
Less, reserve for allowances for chargebacks and trade discounts	73	1,510

Due from factor, net of reserve for allowances for chargebacks and trade discounts	469	9,758
Less, advances from factor	—	9,542

Due from factor net of factor advances and reserve for allowances for chargebacks and trade discounts	$469	$216

Trade accounts receivable, net of allowance for customer chargebacks and trade discounts as shown on the balance sheet at October 31, 2007 is shown below.

	(In thousands)	(In thousands)
	October 31, 2007	January 31, 2007
Trade accounts receivables	$13,665	$1,621
Less, reserve for allowances for chargebacks and trade discounts	1,765	—

Trade accounts receivables, net of reserve for allowances for chargebacks and trade discounts	$11,900	$1,621

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

5. Inventories

Inventories consist of the following:

	(In thousands)
	October 31, 2007	January 31, 2007
Raw materials and work-in-process	$3,560	$389
Finished goods	4,310	1,548

Total	$7,870	$1,937

6. Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	(In thousands)
	October 31, 2007	January 31, 2007	Estimated Useful Lives
Land in Guatemala	$258	$258
Building and building improvements in Guatemala	117	117	At salvage value
Leasehold improvements	258	231	Life of lease
Equipment, furniture, and fixtures	331	295	2-7 years

	964	901
Less accumulated depreciation and amortization	395	282

	$569	$619

Depreciation and amortization expense for property, plant and equipment was approximately $38,000 and $113,000 for the three and nine months ended October 31, 2007, respectively, and $33,000 and $98,000 for the three and nine months ended October 31, 2006, respectively.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

7. Note Payable (continued)

Prior to the transfer of the Note by Diversified Apparel to an unrelated third party with an effective date of November 1, 2006, Cygne’s obligations under the Note were secured by a pledge of the trademarks purchased by Cygne under the Agreement, pursuant to a Security Agreement entered into with Diversified Apparel. The Note Transfer Agreement is described below.

Note Conversion Agreement

On January 3, 2006, the Company and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 principal amount of the Note to Diversified Apparel into 1,428,571 shares of the Company’s common stock at the rate of $5.25 per share. Accordingly, the Company canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012. In connection with the conversion of the $7,500,000 of the Note, the amortization of the debt discount was increased by approximately $2,063,000 which represented the pro-rata unamortized discount.

On October 31, 2006, Cygne made a principal payment of $1.5 million due on the Note through reduction of the amounts owed by Diversified Apparel.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

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

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was forgiven. The holder of the Note has also forgiven the interest payment due from February 1, 2007 through August 9, 2007. As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivables.

The gain on extinguishment of the Note of $1,733,000 is the change between the carrying value of the Note against the fair value of the Convertible Note of $11,380,000 and the fair value of the warrants of $3,248,000. The fair value of the warrant was determined using the closing price of the common stock on August 9, 2007, the date that the Conversion Agreement was approved by the stockholders, using the Black-Scholes option pricing model with the following assumptions: stock price at the approval date of the Conversion Agreement of $1.54; exercise price of $3.00; term of 5 years; volatility factor of 71.2%; dividend yield of zero; discount rate of 4.64%.

The Convertible Note bears interest at the annual rate of 4.7%. The Convertible Note will bear interest only, payable quarterly, until January 31, 2008. Thereafter, twenty-four (24) quarterly principal payments of $625,000 will be payable on the Convertible Note beginning April 30, 2008 and ending on the maturity date of January 31, 2014. Interest will be paid quarterly. Any principal outstanding on the Convertible Note will be convertible at the conversion price of $3.50 a share. The Company, at its option, may prepay the principal balance outstanding at any time with payment discount rates ranging from 24.19% if prepayment occurs before January 31, 2008 declining to 3.43% if payment occurs between February 1, 2013 and January 31, 2014. The Convertible Note is subordinated to borrowings from Comerica Bank.

The Warrant is exercisable at any time between February 15, 2009 and January 31, 2012.

As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due April 30, 2008, July 31, 2008 and October 31, 2008 totaling $1,875,000. As of October 31, 2007, Diversified Apparel agreed to accept $1,422,000 in exchange for immediate payment of these three payments, which was offset against the related party receivable.

Cygne recorded the $453,000 pre-payment discount on its Consolidated Statements of Operations as gain on extinguishment of debt. Cygne recorded a total extinguishment of debt of $2,186,000 which is comprised of the gain on the Convertible Note of $453,000 and the gain on the Conversion Agreement of $1,733,000.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

7. Note Payable (continued)

All shares of the Company’s common stock issued pursuant to the Conversion Agreement, upon conversion of the Convertible Note or upon exercise of the Warrant will be registered for resale under the Securities Act as soon as practicable.

The Conversion Agreement was consummated on August 9, 2007. The total value of the Company’s common stock, its Convertible Note and warrant issued to Mr. Kraif was approximately $28.3 million.

Debt discount

The Company obtained a third-party valuation to determine the fair value of the $15,000,000 Convertible Note. As a result, the Company recorded a debt discount of $3,620,000 to reduce the carrying value of the $15,000,000 Convertible Note to its face value of $11,380,000. The discount will be amortized to interest expense over 6.5 years using the effective interest method. During the three and nine months ended October 31, 2007, $624,000 of debt discount amortization was recorded. The normal amortization was $196,000 [and the amortization caused by the partial pre-payment of the Convertible Note was $428,000]. Debt discount to be recorded over the remaining life of the Convertible Note is as follows.

Year Ended January 31:	($ in thousands)
2008, remaining	$162
2009	696
2010	683
2011	570
2012	444
Thereafter	440

$2,995

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

8. Stockholders’ Equity

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

8. Stockholders’ Equity (continued)

Stock Options

Any unused portion of the annual limitations on awards that may be earned by an employee shall be carried forward on a cumulative basis. No options have been granted under the Plan to date. During the quarter ended July 31, 2007, a director exercised 500 options under the Company’s 1993 Stock Option Plan for Non-Employee Directors. This plan expired on April 15, 2003 and there are no outstanding options left under this plan.

Restricted Common Stock

On January 20, 2006, the Company issued 60,000 shares of restricted Common Stock to directors, subject to vesting over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The shares were valued at $4.85 a share.

Private Equity Placement

On August 3, 2007, in a private equity placement, Cygne issued 2,655,073 shares of Common Stock at a price of $1.38 per share, representing a 15% discount to the average closing price of the Common Stock on the 10 consecutive trading days ended July 20, 2007. In addition, Cygne issued to the purchasers warrants to purchase an aggregate of 1,062,030 shares of Common Stock at an exercise price of $1.95 per share. The $1.95 exercise price per share of the warrant represents a 20% premium to the average closing price of the common stock on the 10 consecutive trading days ended July 20, 2007. The warrants are exercisable at any time during the period beginning November 2007 and ending July 2012. Cygne has agreed to use commercially reasonable efforts to register the shares of Common Stock issued in the private placement and the shares of Common Stock issuable upon exercise of the warrants for resale under the Securities Act of 1933, as amended. Cygne used the proceeds of the offering for working capital purposes. If Cygne does not have the registration statement declared effective as required under the private equity placement agreement, Cygne will owe cash liquidation damages to the private equity placement investors in the amount of 0.05% of the value of the registrable rights security at each date as defined. At this time, Cygne believes that it will not incur a penalty for late filing.

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

9. Concentrations of Risk

For the three months ended October 31, 2007 sales to JC Penney, Kohl’s, American Eagle Outfitters and Target accounted for approximately 27%, 20%, 23% and 15%, respectively, of Cygne’s net sales. For the three months ended October 31, 2006 sales to JC Penney, Kohl’s, American Eagle Outfitters and Target accounted for approximately 12%, 15%, 35% and 16%, respectively, of Cygne’s net sales. For the nine months ended October 31, 2007 sales to JC Penney, Kohl’s, American Eagle Outfitters and Target accounted for approximately 22%, 15%, 35% and 16%, respectively, of Cygne’s net sales. For the nine months ended October 31, 2006 sales to JC Penney, Kohl’s, American Eagle Outfitters and Target accounted for approximately 16%, 14%, 27% and 12%, respectively, of Cygne’s net sales.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries). The occurrence of certain of these factors in Guatemala, where Cygne owned a manufacturing facility, resulted in additional impairment or loss of the Company’s investment located in this country. In the year ended January 31, 2006, Cygne recorded a 100% impairment charge with respect to its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value of $375,000 for the land, building and building improvements. Cygne cannot assure you that it will be able to realize the salvage value recorded. The Guatemalan manufacturing facility was closed in November 2007. See Note 13 to Notes to Consolidated Financial Statements.

10. Related Party Transactions

In connection with the acquisition of the Acquired Business, Cygne entered into agreements at July 31, 2005, as subsequently amended, with companies controlled by Hubert Guez.

The Supply Agreement: Under the terms of the Supply Agreement, as amended: Prior to July 31, 2007, AZT International S. de R.L. de C.V. (“AZT’), an affiliate of Hubert Guez, manufactured on a non-exclusive basis branded and private label denim apparel for Cygne in Mexico at specified gross margins to Cygne. Pursuant to the Supply Agreement, AZT shipped its manufactured apparel to the United States and invoiced Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

10. Related Party Transactions (continued)

invoiced Cygne for the apparel when it was shipped to Cygne customers. At the end of each month, Diversified Apparel invoiced Cygne for the apparel it had on hand that Cygne estimated that it would ship to its customers in the subsequent month. Cygne renewed the Supply Agreement for one year until July 31, 2008. The Supply Agreement specified that the guarantee of Cygne’s gross margins for products manufactured for Target and American Eagle Outfitters (“AEO”) expired on July 31, 2007. Diversified Apparel agreed to extend the guarantee of Cygne’s gross margins for products manufactured for Target and AEO for the three months ended October 31, 2007.

On July 31, 2007 Cygne purchased from AZT all of the fabric allocated to Cygne production. Starting August 1, 2007, Cygne purchases all of the fabric for the garments to be manufactured for Cygne in the AZT facilities. In addition, on July 31, 2007, Cygne purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce, California, which was not included in the contractual month-end inventory purchases. AZT now invoices Cygne for all finished garment inventory on the finished garment completion date.

Under the Supply Agreement, Cygne is obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requests such advance in writing. The repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, Cygne does not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if Cygne does not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding. At October 31, 2007 and January 31, 2007, outstanding advances to Diversified Apparel were approximately $2,010,000 and $7,917,000, respectively.

The apparel purchased under the Supply Agreement from Diversified Apparel for the three and nine months ended October 31, 2007 was approximately $5,356,000 and $33,588,000, respectively, and the apparel purchased under the Supply Agreement from Diversified Apparel was approximately $19,608,000 and $53,300,000, respectively, for the three and nine months ended October 31, 2006, of which approximately $440,000 and $828,000 was in inventory at October 31, 2007 and 2006, respectively. The purchases for the nine months ended October 31, 2007 exclude the fabric purchased at July 31, 2007.

The Distribution Agreement: Diversified Apparel provides distribution and operating services including building occupancy costs for Cygne. Cygne renewed the Distribution Agreement, which had an expiration date of July 31, 2007, for a one-year period until July 31, 2008. The distribution agreement cost for the three and nine months ended October 31, 2007 was $623,000 and $1,888,000, respectively, compared to $600,000 and $3,342,000, respectively, for the three and nine months ended October 31, 2006.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

10. Related Party Transactions (continued)

In addition, the cost of the packing materials purchased from Diversified Apparel for the three and nine months ended October 31, 2007 was $86,000 and $248,000, respectively, compared to $58,000 and $257,000, respectively, for the three and nine months ended October 31, 2006. All amounts are included in Selling, General and Administrative expenses in the statement of operations.

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

On July 31, 2007, Cygne purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce, California which was not included in the contractual month-end inventory purchases. Cygne is now invoiced by Diversified Apparel for all finished garment inventory on the date that the finished garments are delivered to the warehouse. Effective December 5, 2007, Cygne notified Diversified Apparel that all Cygne Far East purchase orders to Diversified Apparel would be cancelled and replaced by Cygne purchase orders made directly with its Far East vendors. This change created an over advance to Diversified Apparel at October 31, 2007 of $1,819,000 which Diversified Apparel will refund to Cygne during the fourth quarter of 2007.

Under the Distribution Agreement, prior to December 5, 2007, Cygne was obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, Cygne did not deem it probable that the total 50% advance of the outstanding purchase orders under the Distribution Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding. At October 31, 2007 and January 31, 2007, outstanding advances to Diversified Apparel were approximately $3,043,000 and zero, respectively.

The apparel purchased from Diversified Apparel under the Distribution Agreement for the three and nine months ended October 31, 2007 was approximately $9,584,000 and $23,289,00, respectively, and was approximately $2,074,550 and $15,653,000, respectively, for the three and nine months ended October 31, 2006, of which approximately $2,931,000 and $283,000, respectively, is in inventory at October 31, 2007 and October 31, 2006, respectively.

Restrictive Covenant Agreement: Cygne and Hubert Guez entered into a restrictive covenant agreement whereby Cygne pays Hubert Guez one percent (1%) of net sales, not including non-denim sales to New York & Company, and not including sales of denim apparel resulting from subsequent business acquisitions. The Company recorded an expense of $129,000 and $353,000 for the three and nine months ended October 31, 2007, respectively, and $140,000 and $538,000 for the three and nine months ended October 31, 2006, respectively. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations. Cash payments made under this agreement during the three and nine months ended October 31, 2007 and 2006 were zero. Cygne’s payable to Hubert Guez at October 31, 2007 and January 31, 2007 was approximately $1,037,000 and $514,000, respectively. This payable is included in due to Related Parties.

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

October 31, 2007

10. Related Party Transactions (continued)

Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif. See Note 7 to Notes to Consolidated Financial Statements.

The Company recorded interest expense to Diversified Apparel for the three and nine months ended October 31, 2006 of $470,000 and $1,540,000, respectively.

Cygne has filed a registration statement which was declared effective on May 14, 2007 for resale by certain of its stockholders of an aggregate of 13,928,571 shares of Cygne’s common stock. 11,928,571 shares were acquired by Diversified Apparel directly from Cygne in connection with Cygne’s acquisition of the branded and private label denim apparel business from Diversified Apparel and the subsequent conversion of $7,500,000 principal amount of the Note, and 2,000,000 shares were acquired by Hubert Guez and Paul Guez from Cygne in connection with Cygne’s acquisition of certain assets of the private label apparel division of Innovo Group, Inc. on May 12, 2006. The selling stockholders (other than Diversified Apparel and Paul Guez) are members of Diversified Apparel who acquired the shares of common stock by distribution from Diversified Apparel. The 13,928,571 shares offered constitute, in the aggregate, approximately 36.7% of Cygne’s shares outstanding as of December 7, 2007.

First Finish Inc., an affiliate of Hubert Guez, operates a fabric finishing testing and development facility in California. The cost for services rendered to Cygne by First Finish Inc. for the three and nine months ended October 31, 2007 was approximately $10,000 and $56,000, respectively, compared to $29,000 and $126,000, respectively, during the three and nine months ended October 31, 2006. Payments to reduce prior amounts due to First Finish, Inc. during the three and nine months ended October 31, 2007 were $7,000 and $92,000, and were $28,000 and $183,000, respectively, in the three and nine months ended October 31, 2006.

In connection with the Innovo Acquisition, Cygne assumed the obligations under an earn-out agreement with Paul and Hubert Guez. The Company pays to each of Paul Guez and Hubert Guez 1.25% of sales to American Eagle Outfitters. The Company recorded an expense of $133,000 and $674,000, respectively, for the three and nine months ended October 31, 2007, and an expense of 288,000 and $662,000 for the three and nine months ended October 31, 2006, respectively. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations.

Cash payments made under this agreement during the three and nine months ended October 31, 2007 and 2006 were zero and $187,000, respectively. Cygne’s payable to Paul Guez at October 31, 2007 and January 31, 2007 was approximately $401,000 and $64,000, respectively. Cygne’s payable to Hubert Guez at October 31, 2007 and January 31, 2007 was approximately $732,000 and $394,000, respectively. These payables are included in due to/ due from Related Parties.

Cygne guaranteed payment to American Eagle Outfitters for purchases of fabric made by AZT, a related party, from Cone Denim LLC to fulfill purchase orders from American Eagle Outfitters for finished product. The guarantee limit was $3,500,000 and was valid for fabric purchases made through July 31, 2007. The amount of the guarantee at July 31, 2007 was approximately $2,333,000. The guarantee was terminated at August 19, 2007 when Cygne issued a $2,000,000 letter of credit to Cone Denim LLC.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

10. Related Party Transactions (continued)

Due to/(due from) Related Parties with the right of offset is comprised of the following amounts:

	(In thousands)
	October 31, 2007	January 31, 2007
Due from Diversified Apparel under the Supply Agreement*	$(14,255)	$(11,325)
Due to Diversified Apparel—assumption of liability under Innovo Acquisition Agreement	2,500	2,500
Due to Mr. Hubert Guez—restricted covenant	865	514
Due to Mr. Hubert Guez—earn-out agreement	732	394
Due to Mr. Paul Guez—earn-out agreement	401	—
Due to First Finish, Inc.	6	—
Due to Diversified Apparel—assumption of vendor liabilities	1,777	—
Due to Diversified Apparel—assumption of Secured Promissory Note Payable	1,500	—
Due to Diversified Apparel—assumption of Convertible Note Payable	1,421	—

Due to/(due from) Related Parties with the right of offset	$(5,053)	$(7,917)

Due to/(due from) Related Parties with no right of offset is comprised of the following amounts:

	(In thousands)
	October 31, 2007	January 31, 2007
Due to First Finish Inc	$—	$34
Due to Mr. Paul Guez—earn-out agreement	—	64

	$—	$98

Diversified Apparel assumed our liability to two of our vendors totaling $1,777,000. These liabilities were offset against related party receivable.

As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principally payment on the Note originally due January 31, 2007. This payment was offset against related party receivable.

As of October 31, 2007, Diversified Apparel agreed to accept $1,421,000 in exchange for payments on the Convertible Note. This payment was offset against related party receivable.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

10. Related Party Transactions (continued)

The categories of related party charges are (in thousands):

Statement Placement See below		Three Months Ended		Nine Months Ended
		October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
1	Supply Agreement, net of inventory shown in Item 4	$10,101	$19,608	$34,140	$53,300
1	Distribution Agreement relating to purchase of Far East imported products, net of inventory shown in Item 4	7,354	1,894	21,022	15,653
2	Distribution Agreement relating to distribution expense	623	(255)	1,888	2,487
2	Distribution Agreement relating to packing material expense	86	58	248	257
2	Restrictive Covenant Agreement	129	140	353	258
2	Earn-out under Innovo Acquisition Agreement	133	288	674	662
2	First Finish, Inc.	10	29	56	126
3	Interest on Secured Promissory Note	—	470	—	1,540

		$18,436	$22,232	$58,381	$74,283

The categories identified above are shown in the financial statement under the following captions:

Statement Placement
1	Cost of goods sold *
2	Selling, general and administrative expenses
3	Interest expense

*	Certain reclassifications were made to amounts presented in 2006 to be consistent with the 2007 presentation.

Related party charges included in inventory are (in thousands):

Item		October 31, 2007	January 31, 2007
4	Supply Agreement inventory	$440	$992
4	Distribution Agreement inventory	2,931	664

		$3,371	$1,656

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

10. Related Party Transactions (continued)

As of October 31, 2007 and January 31, 2007, the Company had outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately $6,498,000 and $31,768,000, respectively.

11. Litigation

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

12. Income Taxes

The provision for income taxes for the three months ended October 31, 2007 and 2006 was $797,000 and $444,000, respectively. The provision for 2007 was comprised of $364,000 of United States and State and local income taxes and a deferred tax provision of $434,000. Cygne recorded the deferred tax provision of $434,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with its acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards and foreign operations.

The provision for 2006 was comprised of $18,000 of state and local income taxes and a deferred tax provision of $426,000. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for income taxes for the nine months ended October 31, 2007 and 2006 was $1,854,000 and $1,294,000, respectively. The provision for 2007 was comprised of $551,000 of United States and State and local income taxes and a deferred tax provision of $1,303,000. Cygne recorded the deferred tax provision of $1,303,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with its acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for 2006 was comprised of $54,000 of state and local income taxes and a deferred tax provision of $1,240,000. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

13. Subsequent Events

Guatemalan Manufacturing Facility

On November 8, 2007, the management of Cygne Designs, Inc. made the decision to close its manufacturing facility located in Guatemala. The planned closure of the Guatemalan facility was completed by the end of November 2007. We made this decision as the competitiveness of the product categories manufactured in Guatemala was adversely affected by the discontinuance of textile import quotas by the United States on January 1, 2005. The Guatemala Apparel Agency, which has been in business since 1999, was not closed.

In the year ended January 31, 2006, based on an appraisal by an independent third party, Cygne recorded a 100% impairment charge with respect to its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value of $375,000 for the land, building and building improvements. Cygne expects to incur severance costs related to the closure of this facility of approximately $400,000 payable over the next three months. The cost of the closure will be recorded during the three months ended January 31, 2008. Cygne believes that there will not be any additional impairment to the value of its land and buildings as shown on the October 31, 2007 balance sheet.

Restricted Stock Units

On December 19, 2007, the Board of Directors approved the Directors’ Restricted Stock Unit (“RSU”) Plan for the year starting February 1, 2007. Under the RSU Plan, an annual RSU compensation amount will be credited to members of our Board of Directors who are not our employees. An RSU is a unit of measurement equivalent to one share of Common Stock, but with none of the attendant rights of a stockholder of a share of Common Stock. The annual RSU compensation amount will vest with the director while he is serving as a non-employee director of the company in quarterly installments as of the last business day of the calendar quarter to which it applies. Payment of a director’s RSU account will be made in a lump sum in shares of common stock equal to the number of RSU’s in the RSU account as soon as practicable after the director’s Board service terminates. The RSU expense to be recognized in the three months ended January 31, 2008 will be $60,000.

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

As of August 20, 2007, Mr. Hubert Guez has reported in filings with the Securities and Exchange Commission that he beneficially owned, had the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 32.1% of the shares of the Company’s common stock. In addition, Mr. Hubert Guez has advised us that he (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Sportswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources, LLC. AZT International, S.A. de C.V is a 100% subsidiary of Azteca Production International, Inc.

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

Year Ended January 31:	($ in thousands)
2008, remaining	$300
2009	1,200
2010	347

$1,847

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

We manufacture our non-denim private label garments through third party manufacturers. Our branded and private label denim products are manufactured by AZT International S. de R.L. de C.V., an affiliate of Diversified Apparel, or through third party manufacturers.

We historically have been dependent on one or more key customers. For the nine months ended October 31, 2007 sales to JC Penney, Kohl’s, American Eagle Outfitters (“AEO”) and Target accounted for 22%, 15%, 35% and 16%, respectively, of our net sales. For the nine months ended October 31, 2006 sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 16%, 14%, 27% and 12%, respectively, of our net sales. For the three months ended October 31, 2007 sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 27%, 20%, 23%, and 15%, respectively, of our net sales. For the three months ended October 31, 2006, sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 12%, 15%, 35% and 16%, respectively, of our net sales.

On a pro forma basis after giving effect to the Innovo Acquisition as if such acquisition had been consummated on February 1, 2006, our sales to JC Penney, Kohl’s, American Eagle Outfitters and Target would have accounted for approximately 12%, 15%, 25% and 16%, respectively, of our net sales for the three months ended October 31, 2006, and approximately 14%, 11%, 32% and 18%, respectively, of our net sales for the nine months ended October 31, 2006.

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

Effective January 1, 2005, the United States (“U.S.”) discontinued textile import quotas affecting the products sourced by us. As a result, beginning in 2005 the U.S. total imports from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The U.S. has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. In addition, the Central American countries, which include Guatemala, and the U.S., have negotiated a Central America Free Trade Agreement, or CAFTA. CAFTA, which was signed by the U.S. on August 2, 2005, will allow the U.S. duty free imports from Guatemala if the fabric is manufactured using yarn from the U.S. or a country party to CAFTA. Guatemala ratified CAFTA as of July 1, 2006. Although we anticipated that, over time, CAFTA may have made Guatemala more competitive with imports from the Far East in the categories manufactured by us in Guatemala, we did not experience an increase in demand for our products manufactured in Guatemala. Accordingly, on November 8, 2007, we made the decision to close our Guatemalan manufacturing facility.

In the year ended January 31, 2006, based on an appraisal by an independent third party, we recorded a 100% impairment charge with respect to our equipment, furniture and fixtures at our Guatemalan facility and established a salvage value of $375,000 for the land, building and building improvements. We expect to incur severance costs related to the closure of this facility of approximately $400,000 payable over the next three months. The cost of the closure will be recorded during the three months ended January 31, 2008.

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

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by us from time to time when we have available funds and (ii) all accrued but unpaid interest at January 31, 2007 was forgiven. We have recorded the forgiveness as a reduction of interest expense in the year ended January 31, 2007. As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivable.

Effective April 30, 2007, Mr. Kraif agreed that the $1.5 million principal payments on the Note due on April 30, 2007 and July 31, 2007 could be delayed pending stockholder consideration of the Conversion Agreement. Our stockholders approved the Conversion Agreement on August 9, 2007, and this $3.0 million principal payment was satisfied through the issuance of the common stock, convertible note and warrant discussed above. Mr. Kraif agreed to forgive the interest due for the period February 1, 2007 through August 9, 2007. We have recorded the forgiveness as a reduction of interest expense for the three and nine months ended October 31, 2007.

The gain on extinguishment of the Note of $1,733,000 is the change between the carrying value of the Note against the fair value of the Convertible Note of $11,380,000 and the fair value of the warrants of $3,248, 000. The fair value of the warrant was determined using the closing price of the common stock on August 9, 2007, the date that the Conversion Agreement was approved by the stockholders, using the Black-Scholes option pricing model with the following assumptions: stock price at the approval date of the Conversion Agreement of $1.54; exercise price of $3.00; term of 5 years; volatility factor of 71.2%; dividend yield of zero; discount rate of 4.64%.

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

Accounts Receivable, Due from Factor and Allowance for Customer Chargebacks and Trade Discounts

Through August 2, 2007, a significant portion of our accounts receivable were factored without recourse. We estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by customers. As of January 31, 2007, we reserved approximately $1,510,000 for allowances for customer chargebacks and trade discounts.

We terminated our Factoring Agreement on July 31, 2007. For shipments subsequent to July 31, 2007, we have assumed the credit risk for all of our trade receivables. We estimate a reserve for doubtful accounts considering delinquent customer payments and customer credit reports, as well as continuing to estimate the allowances for customer chargebacks and trade discounts to be applied against our trade accounts receivable considering both historical and anticipated deductions taken by customers. At October 31, 2007, we have reserved approximately $1,838,000 for allowances for customer chargebacks and trade discounts. A change in this estimate could result in the need to record additional reserves.

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

Impairment of Long-Lived Assets and Goodwill

Long-lived assets consist of property, plant and equipment, intangible assets, and goodwill. Intangible assets are comprised of trademarks, costs to create product lines and customer relationships acquired in the Acquired Business and Innovo Acquisition. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•	Significant negative industry or economic trends.

We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill for impairment in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

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

Amortization of Discounts on Secured Subordinated Promissory Note and on Deferred Purchase Price

We recorded the fair value of the Note in the original principal amount of $47,500,000 issued in connection with the acquisition the Acquired Business at $33,300,000, which was originally a $14,200,000 discount from the face value of the Note. The discount to the Note was being amortized to interest expense over the term of the Note. On August 9, 2007, we extinguished the Note and offset the remaining unamortized discount to gain on extinguishment of debt.

We recorded the fair value of the $15,000,000 Convertible Note issued in partial payment of the Note at a discount of $3,620,000 from its face value. Beginning August 10, 2007, this discount to the Convertible Note will be amortized to interest expense over the remaining 6.5 year term of the Convertible Note.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes reserves for sales returns and allowances. Such reserves amounted to $1,838,000 and $1,510,000 at October 31, 2007 and January 31, 2007, respectively. Should events or circumstances change, we could have to record additional accruals for increased reserves.

Foreign Currency Exchange

We negotiate substantially all our purchase orders with our foreign manufacturers in U.S. dollars. Thus, notwithstanding any fluctuation in foreign currencies, our cost for any purchase order is not subject to change after the time the order is placed. However, the weakening of the U.S. dollar against local currencies could lead certain manufacturers to increase their U.S. dollar prices for products. We believe we would be able to compensate for any such price increase.

Results of Operations

The following table is derived from our consolidated statements of operations and expresses for the periods indicated certain data as a percentage of net sales.

	Three Months Ended:		Nine Months Ended:
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
Net Sales	100.0%	100.0%	100.0%	100.0%

Gross profit	18.4	19.3	21.0	21.5
Gain on extinguishment of debt	(9.5)	—	(2.8)	—
Selling, general and administrative expenses	14.2	9.8	14.3	13.0
Depreciation and amortization	2.2	1.5	2.0	1.3

Income (loss) before interest and income taxes	11.5	8.0	7.5	7.2
Interest expense	4.9	4.4	3.9	4.1
Provision for income taxes	3.5	1.3	2.4	1.3

Net income	3.1%	2.3%	1.2%	1.8%

Three months (third quarter of 2007) and nine months ended October 31, 2007 compared to three months (third quarter of 2006) and nine months ended October 31, 2006.

Acquisition of Company

On May 12, 2006, we acquired the private label division of Innovo Group Inc. (“Innovo Acquisition”). We accounted for this transaction as a purchase. Accordingly, a comparison of our results of operations for the nine months ended October 31, 2007 and 2006 may not necessarily be meaningful.

Net Sales

Net sales for the third quarter of 2007 were $22,905,000, a decrease of $10,075,000, or 30.5%, from net sales of $32,980,000 for the third quarter of 2006.

The decrease in sales for the third quarter of 2007 compared to the third quarter of 2006 of $10,075,000 was mainly attributable to a decrease in sales of our branded jeans of $3,427,000, a decrease in sales of $7,872,000 from the May 12, 2006 Innovo acquisition due to less demand from our customers for the garments that we exclusively produce for them and a decrease in sales of our non-denim private label garments of $1,736,000, partially offset by an increase in sales to our mid-tier and department stores of $2,960,000.

The reasons for the sales variations are discussed below.

Our branded sales decreased by $3,427,000 due to our discontinuance of our Hippie premium brand of junior jeans which amounted to $533,000 and less demand for our Hint brand of junior jeans which amounted to $2,894,000.

Our sales of non-denim products, which are manufactured in our Guatemalan manufacturing facility, decreased by $1,736,000. Although we anticipated that over time CAFTA may have made Guatemala more competitive with imports from the Far East in the product categories manufactured by us in Guatemala, we did not experience an increase in demand for our products manufactured in Guatemala. Accordingly, in November 2007 we closed our Guatemalan manufacturing facility.

In the year ended January 31, 2006, based on an appraisal by an independent third party, Cygne recorded a 100% impairment charge with respect to its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value of $375,000 for the land, building and building improvements. We expect to incur severance costs related to the closure of this facility of approximately $400,000 payable during the period November 2007 through January 2008. The cost of the closure will be recorded during the three months ended January 31, 2008.

Net sales for the nine months ended October 31, 2007 were $76,957,000, a decrease of $22,034,000, or 22.3%, from net sales of $98,991,000 for the nine months ended October 31, 2006.

The decrease in sales for the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006 of $22,034,000 was attributable to a decrease in sales of our branded jeans of $19,049,000 and a decrease in sales of our non-denim private label garments of $4,074,000, partially offset by an increase in sales of $357,000 to our mid tier and department stores and an increase in sales of $732,000 from the May 12, 2006 Innovo Acquisition.

The increase in sales for the nine months reflected an increase in sales from our customers in the first half of 2007 which was greater than the decrease in sales to these customers in the third quarter of 2007. Our sales reflect our customers demand for the products we exclusively produce for them.

The reasons for the sales decreases are discussed below.

Our branded sales decreased by $19,049,000 due to our discontinuance of our Hippie premium brand of junior jeans which amounted to $4,103,000 and less demand for our Hint brand of junior jeans which amounted to $14,946,000. Our sales of non-denim products which were manufactured in our Guatemalan manufacturing facility decreased by $4,074,000.

The increase in our sales to mid tier and department stores for garments manufactured under the customers’ own label was primarily the result of our products being more price competitive as we transferred the manufacturing of these garments from our Mexican vendors to our Far East vendors beginning in the second quarter of 2007.

On a pro-forma basis, sales to customers included in the May 12, 2006 Innovo Acquisition decreased in the nine months ended October 31, 2007 by $19,451,000, from $58,696,000 for the nine months ended October 31, 2006 to $39,245,000 due to exceptionally high demand from our customers in 2006 to exceptionally low demand from our customers in 2007 for the garments we exclusively produce for them.

For the nine months ended October 31, 2007 sales to JC Penney, Kohl’s, American Eagle Outfitters (“AEO”) and Target accounted for 22%, 15%, 35% and 16%, respectively, of our net sales. For the nine months ended October 31, 2006 sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 16%, 14%, 27% and 12%, respectively, of our net sales. For the three months ended October 31, 2007 sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 27%, 20%, 23%, and 15%, respectively, of our net sales. For the three months ended October 31, 2006, sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 12%, 15%, 35% and 16%, respectively, of our net sales. Target and AEO became our customers through the May 12, 2006 Innovo Acquisition.

Gross Profit

The gross profit for the third quarter of 2007 was $4,208,000 (18.4% of net sales), a decrease of $2,171,000, or 34.0%, from the gross profit of $6,379,000 (19.3% of net sales) for the third quarter of 2006.

The decrease in gross profit for the third quarter of 2007 compared to the third quarter of 2006 of $2,171,000 was the result of a decrease in sales volume, which caused a decrease in gross profit of $1,949,000, and a decrease in gross profit of $222,000 caused by a decrease in the average gross margins due to the mix of products sold. The gross margins for all products produced for Target and AEO in Mexico at Diversified Apparel’s facilities, a related party, had a guaranteed gross margin for the three months ended October 31, 2006 and 2007.

The gross profit for the nine months ended October 31, 2007 was $16,199,000 (21.0% of net sales), a decrease of $5,120,000, or 24.0%, from the gross profit of $21,319,000 (21.5% of net sales) for the nine months ended October 31, 2006.

The decrease in gross profit for the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006 of $5,121,000 was the result of a decrease in sales volume, which caused a decrease in gross profit of $4,745,000, and a decrease in gross profit of $375,000 caused by a decrease in the average gross margins due to the mix of products sold. The gross margins for all products produced in Mexico at Diversified Apparel’s facilities, a related party, had a guaranteed gross margin for the nine months ended October 31, 2006 and 2007, which guarantee has expired.

Gain on extinguishment of debt

The gain on extinguishment of our debt for the three and nine months ended October 31, 2007 was $2,186,000. As a result of the conversion of the $37 million Convertible Note into common stock and warrants, we recorded a gain on extinguishment of debt of $1,733,000. In addition, in connection with the net partial prepayment of $1,422,000 of the Convertible Note at October 31, 2007, we recorded a gain on extinguishment of debt of $453,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the third quarter of 2007 were $3,249,000, an increase of $1,000, from $3,248,000 for the third quarter of 2006. The increase in SG&A expenses for the third quarter of 2007 compared to the third quarter of 2006 of $1,000 was mainly attributable to increased expenses of $951,000 comprised of an increase in distribution and operating service expenses of $106,000 to ship our sales in the third quarter of 2007 and the fact that our third quarter 2006 expenses were favorably impacted by a distribution and operating service expenses rebate of $845,000, offset by decreases in expenses of $950,000 comprised of (i) a decrease in our operating expenses of $268,000 for the Innovo Acquisition business acquired on May 12, 2006; (ii) a decrease in factoring fees of $65,000 due to the termination of our Factoring Agreement; (iii) a decrease in professional fees mostly relating to SEC filings of approximately $133,000; and (iv) a decrease in all other expenses of $484,000 mainly comprised of reductions in pre-production and design personnel and design services expense. Most of the pre-production and design service functions have been transferred to our Far East vendors.

Selling, general and administrative expenses for the nine months ended October 31, 2007 were $11,051,000, a decrease of $1,862,000, or 14.4%, from $12,913,000 for the nine months ended October 31, 2006. The decrease in SG&A expenses for the nine months ended October 31, 2007 compared to nine months ended October 31, 2006 of $1,862,000 was mainly attributable to decreased expenses of $2,220,000 comprised of (i) expense reductions of $972,000 on account of lower sales, which included a decrease in distribution and operating service expenses of $631,000 to ship and invoice our decreased sales, a decrease in non-compete payments of $178,000, a decrease in factoring fees of $137,000 on account of a decrease in volume and termination of our factoring arrangement in August 2007 and a decrease in sales expense of $26,000; (ii) a decrease of $380,000 that resulted from our reduction of payroll associated with operations to support orders placed by our former customer, New York & Company; and (iii) a decrease in all other expenses of $868,000 mainly comprised of reductions in pre-production and design personnel expenses. Most of the pre-production and design service functions have been transferred to our Far East vendors. This decrease in expenses was partially offset by an increase in expenses of $358,000 comprised of (a) operating expenses of $223,000 for the Innovo Acquisition business acquired on May 12, 2006 and (b) an increase in professional fees of $135,000 in connection with various SEC filings, exploration of financing options and obtaining stockholder approval of the conversion of the Note into shares of common stock, the Convertible Note and a warrant.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $38,000 and $33,000, respectively, for the third quarter of 2007 and the third quarter of 2006. Amortization of intangible assets, which resulted from our acquisitions, was $471,000 and $453,000 for the third quarter of 2007 and the third quarter of 2006, respectively.

Depreciation on furniture, fixtures and leasehold improvements was $113,000 and $98,000, respectively, for the nine months ended October 31, 2007 and the nine months ended October 31, 2006. Amortization of intangible assets, which resulted from our acquisitions, was $1,415,000 and $1,216,000 for the nine months ended October 31, 2007 and the nine months ended October 31, 2006, respectively. The increase in amortization in the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006 was due to amortization of intangible assets in connection with the Innovo Acquisition in the first quarter of 2007 as compared to no amortization in the first quarter of 2006. The Innovo Acquisition took place on May 12, 2006.

Interest Expense

Interest expense for the third quarter of 2007 was approximately $1,132,000 as compared to $1,436,000 for the third quarter of 2006. Interest expense for the third quarter of 2007 included interest paid to factor of $25,000, interest on the borrowings from Comerica Bank of $242,000, interest on the Convertible Note of $160,000, amortization of the discount on the subordinated promissory note issued by us in connection with the Acquired Business (the “Note”) of $66,000, amortization of the discount on the Convertible Note of $624,000 and amortization of deferred financing costs of $25,000. The Note holder waived payment of the interest on the Note of approximately $43,000 for the three months ended October 31, 2007. Interest expense for the third quarter of 2007 was offset by interest income of $10,000. Interest expense for the third quarter of 2006 includes interest paid to the factor of $452,000 on its advances to us, interest on the Note of $470,000 and the amortization of the discount on the Note of $514,000.

Interest expense for the nine months ended October 31, 2007 was approximately $3,036,000 as compared to $4,019,000 for the nine months ended October 31, 2006. Interest expense for the nine months ended October 31, 2007 included interest paid to factor of $499,000 on its advances to us, interest on the borrowings from Comerica Bank of $242,000, amortization of the discount on the Note of $1,496,000, amortization of the discount on the Convertible Note of $624,000, interest on the Convertible Note of $160,000 and amortization of deferred financing costs of $25,000. Interest expense for the nine months ended October 31, 2007 was offset by interest income of $10,000. The Note holder waived payment of the interest on the Note of approximately $955,000 for the nine months ended October 31, 2007. Interest expense for the nine months ended October 31, 2006 includes interest paid to factor of $1,069,000 on its advances to us, interest on the Note of $1,410,000 and the amortization of the discount on the Note of $1,540,000.

In August 2007, we obtained a third-party valuation to determine the fair value of the $15,000,000 Convertible Note. As a result, we recorded a debt discount of $3,620,000 to reduce the carrying value of the $15,000,000 Convertible Note to its face value of $11,380,000. The discount will be amortized to interest expense over 6.5 years. During the three and nine months ended October 31, 2007, $624,000 of debt discount amortization was recorded. The normal amortization was $196,000. As a result of the partial prepayment of the Convertible Note at a discount, we recorded an additional debt amortization of $428,000.

Provision for Income Taxes

The provision for income taxes for the three months ended October 31, 2007 and 2006 was $797,000 and $440,000, respectively. The provision for 2007 was comprised of $364,000 of United States and State and local income taxes and a deferred tax provision of $434,000. We recorded a tax provision of $434,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with our acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for 2006 was comprised of $18,000 of state and local income taxes and a deferred tax provision of $426,000. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for income taxes for the nine months ended October 31, 2007 and 2006 was $1,854,000 and $1,294,000, respectively. The provision for 2007 was comprised of $551,000 of United States and State and local income taxes and a deferred tax provision of $1,303,000. We recorded a tax provision of $1,303,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with our acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for 2006 was comprised of $36,000 of state and local income taxes and a deferred tax provision of $1,258,000. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

Pro forma Statement of Operations

The unaudited pro forma condensed combined statements of operations for the three and nine months ended October 31, 2006 gives effect to the May 12, 2006 consummation of the Innovo Acquisition as if the transaction occurred on February 1, 2006, the first day of our fiscal year. The acquisition was accounted for using the purchase method of accounting.

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

	(In thousands, except per share amounts)
	Nine months ended October 31,
	2007 Actual	2006 Pro forma
Net sales	$76,957	$118,971
Net income	$916	$1,675
Net income per share—basic and diluted	$0.03	$0.07

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

EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, the adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies.

	(In thousands)		(In thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Reconciliation of net income to adjusted EBITDA
Net income	$707	$765	$916	$1,779
Depreciation and amortization	509	486	1,528	1,314
Interest expense	1,132	1,436	3,036	4,019
Provision for income taxes	797	444	1,854	1,294

Gross EBITDA	3,145	3,131	7,334	8,406
Less, gain on extinguishment of debt	2,186	—	2,186	—

Adjusted EBITDA	$959	$3,131	$5,148	$8,406

Liquidity and Capital Resources

On July 31, 2007, we modified our Supply and Distribution Agreements with Diversified Apparel, a related party. (see footnote 10 to Consolidated Financial Statements). As a result, we purchased the entire inventory at our Commerce California warehouse and the fabric at AZT, a related party in Mexico. Subsequent to July 31, 2007, we are purchasing our fabric for production in Mexico.

These changes require us to maintain higher inventory balances and consequently, higher balances with our credit lines.

Net cash used in operating activities for the nine months ended October 31, 2007 was $4,857,000. The components of cash used in operating activities totaling $20,277,000 are (i) an increase in trade receivables of $12,044,000, which reflects the replacement of the factoring agreement with the Comerica Bank credit facility, where we retained ownership of, and responsibility for collecting, receivables, (ii) an increase in inventories of $5,933,000, which reflects the change in inventory due to the modification of our Supply and Distribution agreements with a related party as described above, (iii) an increase in prepaid expenses and deposits of $255,000, which reflects prepaid professional fees in connection with the new Comerica bank agreement and higher prepaid insurance expense, (iv) a decrease in accounts payable of $1,887,000 due to an increase in third party vendor payments, and (v) an increase in amounts due from related parties of $158,000 representing increases in advances under the Supply and Distribution Agreements. The cash used in operating activities was offset by cash provided of $15,420,000. The components of cash provided are (a) income of $4,142,000, which consists of the net income of $916,000, depreciation of $113,000, amortization of intangible assets of $1,415,000, amortization of debt discount of $2,120,000, increase in allowance for customer chargebacks and trade discounts of $328,000, increase in deferred taxes of $1,302,000, non-cash stock compensation of $109,000 and amortization of deferred financing costs of $25,000, partially offset by a gain on extinguishment of debt of $2,186,000, (b) a decrease in due from factor of $10,726,000 as our factoring agreement was cancelled and replaced by the Comerica Bank credit facility, (c) an increase in income taxes payable of $298,000 as the provision for taxes was greater than the tax payments for the nine months ended October 31, 2007, and (d) an increase in accrued expenses of $254,000 mainly due to increase in accrued interest.

Net cash provided by operating activities for the nine months ended October 31, 2006 was $1,974,000. The components of cash provided by operating activities totaling $10,398,000 are (i) an increase in inventories of $2,958,000, which reflects more denim inventory, (ii) a decrease in other receivables and prepaid expenses of $237,000, which was substantially caused by a decrease in prepaid personnel costs, (iii) an increase in income taxes payable of $9,000, (iv) our net profit of $5,431,000 after adding back depreciation of $98,000, amortization of intangible assets of $1,216,000, amortization of debt discount of $1,540,000, decrease in allowance for customer chargebacks and trade discounts of $555,000, deferred tax liability of $1,240,000 and non-cash stock compensation of $113,000, (v) a decrease in due from factor of $1,648,000 which was due to a decrease in sales and (vi) an increase in accrued expenses of $115,000 which was primarily caused by an increase in professional fees. The cash provided by operations was partially offset by cash used in operations totaling $8,424,000 consisting of (a) an increase in non-factored trade receivables of $2,700,000, which is represented principally by American Eagle Outfitters trade receivables, (b) an increase in due from related parties of $4,423,000 which was primarily due to amounts advanced under the Supply Agreement offset by an increase in the fees due on the restrictive covenant and earn-out agreements and (c) a decrease in accounts payable of $1,301,000, which was principally caused by a decrease in professional fees payable and fabric vendors payables.

Cash used in investing activities in the nine months ended October 31, 2007 of $1,063,000 consisted of expenditures incurred in connection with the purchase of computers of $36,000 and leasehold improvements of $27,000, and an increase in restricted cash of $1,000,000 as a deposit against our $2 million standby letter of credit.

Cash used in investing activities in the nine months ended October 31, 2006 of $367,000 consisted of expenditures incurred in connection with the purchase of denim business from Diversified Apparel of $250,000 and the purchase of the Innovo Acquisition of $70,000, as well as the purchase of computers of $47,000.

Cash provided by financing activities in the nine months ended October 31, 2007 of $4,492,000 consisted of the proceeds from the short-term borrowings of $32,155,000, repayments of short-term borrowings of $21,675,000, the advances from the factor of $39,566,000, repayments to the factor of $32,155,000, proceeds from the issuance of common stock of $3,664,000, and costs incurred in connection with the issuance of common stock of $110,000.

The financing activities in the nine months ended October 31, 2006 of $1,498,000 consisted of cash received of $1,000 from the exercise of stock options, advances from the factor of $72,290,000 and repayments of advances to the factor of $73,789,000.

We intend to finance our operations for the next twelve months through the use of operating profits, borrowings under our Comerica Bank revolving credit facility and the sale of our stock.

Our financial performance for the next twelve months will depend on a variety of factors, including the success of our two acquisitions and the amount of sales to JC Penney, Kohl’s, Target Stores and American Eagle Outfitters. If we have significant operating losses, we could face severe liquidity pressures, which would adversely affect our financial condition and results of operations and cash flows. We have in the past incurred costs in restructuring our operations due to the loss of customers and could incur additional costs in the future associated with the restructuring of our operations. We believe that we will have sufficient working capital to support our business for the next twelve months if our assumptions regarding our anticipated operating profits are correct, and credit is available to us on reasonable terms.

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

Prior to the transfer of the Note by Diversified Apparel to an at the time unrelated third party with an effective date of November 1, 2006, our obligations under the Note were secured by a pledge of the trademarks purchased by us under the Agreement, pursuant to a Security Agreement entered into with Diversified Apparel. The Note Transfer Agreement is described below.

Note Conversion Agreement

On January 3, 2006, we and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 principal amount of the Note issued to Diversified Apparel into 1,428,571 shares of our common stock at the rate of $5.25 per share. Accordingly, we canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012. In connection with the conversion of the $7,500,000 of the Note, of the amortization of the debt discount was increased by approximately $2,063,000 which represented the pro-rata unamortized discount.

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

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was forgiven. The holder of the Note also has forgiven the interest payment due from February 1 through August 9, 2007. As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivables.

The gain on extinguishment of the Note of $1,733,000 is the change between the carrying value of the Note against the fair value of the Convertible Note of $11,380,000 and the fair value of the warrants of $3,248, 000. The fair value of the warrant was determined using the closing price of the common stock on August 9, 2007, the date that the Conversion Agreement was approved by the stockholders, using the Black-Scholes option pricing model with the following assumptions: stock price at the approval date of the Conversion Agreement of $1.54; exercise price of $3.00; term of 5 years; volatility factor of 71.2%; dividend yield of zero; discount rate of 4.64%.

The Convertible Note bears interest at the annual rate of 4.7%. The Convertible Note will bear interest only, payable quarterly, until January 31, 2008. Thereafter, twenty-four (24) quarterly principal payments of $625,000 will be payable on the Convertible Note beginning April 30, 2008 and ending on the maturity date of January 31, 2014. Interest will be paid quarterly on the outstanding principal balance outstanding prior to the quarterly principal payment. Any principal outstanding on the Convertible Note will be convertible at the conversion price of $3.50 a share. We, at our option, may prepay the principal balance outstanding at any time with payment discount rates ranging from 24.19% if prepayment occurs before January 31, 2008 declining to 3.43% if payment occurs between February 1, 2013 and January 31, 2014. The Convertible Note is subordinated to borrowings from Comerica Bank.

The Warrant is exercisable at any time and from time to time between February 15, 2009 and January 31, 2012.

As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due April 30, 2008, July 31, 2008 and October 31, 2008 totaling $1,875,000. As of October 31, 2007, Diversified Apparel agreed to accept $1,422,000 in exchange for immediate payment of these three payments which was offset against related party receivable.

We recorded the $453,000 pre-payment discount on our Consolidated Statements of Operations as gain on extinguishment of debt.

We recorded a total gain on extinguishment of debt of $2,186,000 which is comprised of the gain on the Convertible Note of $453,000 and the gain on the Conversion Agreement of $1,733,000.

All shares of our common stock issued pursuant to the Conversion Agreement, upon conversion of the Convertible Note or upon exercise of the Warrant will be registered for resale under the Securities Act as soon as practicable.

The Conversion Agreement became effective on August 9, 2007. The total value of our common stock, the Convertible Note and warrant issued to Mr. Kraif was approximately $28.3 million.

The Company obtained a third-party valuation to determine the fair value of the $15,000,000 Convertible Note. As a result, the Company recorded a debt discount of $3,620,000 to reduce the carrying value of the $15,000,000 Convertible Note to its face value of $11,380,000. The discount will be amortized to interest expense over 6.5 years. During the three and nine months ended October 31, 2007, $624,000 of debt discount amortization was recorded. The normal amortization was $196,000 and the amortization caused by the partial pre-payment of the Convertible Note was $428,000.

Secured Revolving Credit Facility

On August 3, 2007, we entered into a $15 million secured revolving credit facility with Comerica Bank. The credit facility, which replaced our expired Factoring Agreement with Milberg Factors, Inc. (“Milberg”), provides us with a $15 million working capital line of credit, as well as a $2 million stand-by letter of credit in favor of one of our suppliers. We can borrow up to 80% of eligible receivables with a cap of $15 million. The credit facility terminates on August 31, 2009, although we can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit agreement. Borrowings bear interest at prime plus 0.25%. Prime rate at October 31, 2007 was 7.50%. The short-term borrowings under this facility were $10,480,000 at October 31, 2007. As security for our obligations under the credit facility, we granted to Comerica Bank a continuing security interest in substantially all of its property. The Convertible Note is subordinated to borrowings from Comerica Bank.

The revolving credit facility contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, and the payment of dividends and other restricted payments. The revolving credit facility also contains working capital, net worth and EBITDA requirements as well as a debt to net worth ratio requirement to be monitored on a quarterly basis. As of October 31, 2007, the Company was in default with the working capital, net worth, EBITDA and debt to net equity ratio requirements for which Cygne obtained a waiver from Comerica Bank.

We deposited $1 million with Comerica Bank as security for the $2 million standby letter of credit. The $1 million deposit is shown as restricted cash on our balance sheet.

On November 7, 2007, we and Comerica Bank amended the credit facility to allow us to borrow from Comerica Bank 50% of eligible finished goods inventory located at our warehouses with maximum borrowings of $1.5 million plus 50% of eligible in-transit inventory with maximum borrowings of $1 million. This amendment increases the amount of the credit facility by $2.5 million to $17.5 million.

Factoring Agreement

From July 31, 2005 through August 2, 2007, we used Milberg for credit administration purposes pursuant to a factoring agreement (the “Factoring Agreement”).

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

The factor fees for the three and nine months ended October 31, 2007 were approximately $23,000 and $205,000, respectively, and were approximately $88,000 and $395,000 for the three and nine months ended October 31, 2006, respectively.

Due from factor, net of factor advances and allowances for customer chargebacks and trade discounts, as shown on the balance sheets at October 31, 2007 and January 31, 2007 is summarized below.

	(In thousands)	(In thousands)
	October 31, 2007	January 31, 2007
Outstanding factored receivables	$542	$11,268
Less, reserve for allowances for chargebacks and trade discounts	73	1,510

Due from factor, net of reserve for allowances for chargebacks and trade discounts	469	9,758
Less, advances from factor	—	9,542

Due from factor net of factor advances and reserve for allowances for chargebacks and trade discounts	$469	$216

Trade accounts receivable, net of allowance for customer chargebacks and trade discounts, as shown on the balance sheet at October 31, 2007 is shown below.

	(In thousands)	(In thousands)
	October 31, 2007	January 31, 2007
Trade accounts receivables	$13,665	$1,621
Less, reserve for allowances for chargebacks and trade discounts	1,765	—

Trade accounts receivables, net of reserve of allowances for chargebacks and trade discounts	11,900	1,621

Acquisition of Company

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

The Supply Agreement: Under the terms of the Supply Agreement, as amended: Prior to July 31, 2007, AZT International S. de R.L. de C.V. (“AZT’), an affiliate of Hubert Guez, manufactured on a non-exclusive basis branded and private label denim apparel for us in Mexico at specified gross margins. Pursuant to the Supply Agreement, AZT shipped its manufactured apparel to the United States and invoiced Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel invoiced us when it was shipped to our customers. At the end of each month, Diversified Apparel invoiced us for the apparel it had on hand that we estimated we would ship to our customers in the subsequent month. We renewed the Supply Agreement for one year until July 31, 2008. The guarantee of our gross margins for products manufactured for Target and American Eagle Outfitters (“AEO”) under the Supply Agreement expired on July 31, 2007. Diversified Apparel agreed to extend its guarantee of our gross margins for products manufactured for Target and AEO for the three months ended October 31, 2007.

On July 31, 2007 we purchased from AZT all of the fabric allocated to Cygne production. Starting August 1, 2007, we purchase all of the fabric for the garments to be manufactured for us in the AZT facilities. In addition, on July 31, 2007, we purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce, California, which was not included in the contractual month-end inventory purchases. AZT now invoices us for all finished garment inventory on the finished garment completion date.

Under the Supply Agreement, we are obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requests such advance in writing. The repayment terms for the outstanding advances are to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, we do not deem it probable that the total 50% advance of the outstanding purchase orders under the Supply Agreement would be requested if we do not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on our financial condition and we would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding. At October 31, 2007 and January 31, 2007, outstanding advances were approximately $2,010,000 and $7,917,000, respectively.

The apparel purchased under the Supply Agreement from Diversified Apparel for the three and nine months ended October 31, 2007 was approximately $5,356,000 and $33,588,000, respectively, and the apparel purchased under the Supply Agreement from Diversified Apparel was approximately $19,608,000 and $53,300,000, respectively, for the three and nine months ended October 31, 2006, of which approximately $440,000 and $828,000 was in inventory at October 31, 2007 and 2006, respectively. The purchases for the nine months ended October 31, 2007 exclude the fabric purchased at July 31, 2007. The decrease in purchases for the three and nine months ended October 31, 2007 over the comparable periods in the 2006 year resulted from the transfer of production from Mexico to the Far East and the reduction in sales volume of the inventory being manufactured in Mexico.

The Distribution Agreement: Diversified Apparel provides distribution and operating services including building occupancy costs for us. We renewed the Distribution Agreement, which had an expiration date of July 31, 2007, for a one-year period until July 31, 2008. The distribution agreement cost for the three and nine months ended October 31, 2007 was $623,000 and $1,888,000, respectively, compared to $600,000 and $3,342,000, respectively, for the three and nine months ended October 31, 2006. The change in distribution costs in the periods is shipment volume related. In addition, the cost of the packing materials purchased from Diversified Apparel for the three and nine months ended October 31, 2007 was $86,000 and $248,000, respectively, compared to $58,000 and $257,000, respectively, for the three and nine months ended October 31, 2006. All amounts are included in Selling, General and Administrative expenses in the statement of operations.

Pursuant to the Distribution Agreement, we purchased all of our denim apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel received this apparel in its United States warehouse and at the end of each month Diversified Apparel invoiced us for the apparel it had on hand that we estimated that it would ship to its customers in the subsequent month.

On July 31, 2007, we purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce California which was not included in the contractual month-end inventory purchases. We are now invoiced by Diversified Apparel for all finished garment inventory on the date that the finished garments are delivered to the warehouse. Effective December 5, 2007, we notified Diversified Apparel that all our Far East purchase orders to Diversified Apparel would be cancelled and replaced by purchase orders made directly with our Far East vendors. This change created an over advance to Diversified Apparel at October 31, 2007 of $1,819,000 which Diversified Apparel will refund to us during the fourth quarter of 2007.

Under the Distribution Agreement, we were obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. Since Diversified Apparel is a related party, we did not deem it probable that the total 50% advance of the outstanding purchase orders under the Distribution Agreement would be requested if Cygne did not have the available funds to make the entire advance. If the total 50% advance were to be requested, it would have a material adverse effect on the Company’s financial condition and the Company would have to renegotiate the agreement with Diversified Apparel, curtail purchases or seek additional working capital funding. At October 31, 2007 and January 31, 2007, outstanding advances to Diversified Apparel were approximately $3,043,000and zero, respectively.

The apparel purchased from Diversified Apparel under the Distribution Agreement for the three and nine months ended October 31, 2007 was approximately $9,584,000 and $23,289,000, respectively, and was approximately $2,074,550 and $15,653,000, respectively, for the three and nine months ended October 31, 2006 of which approximately $2,931,000 and $283,000, respectively, is in inventory at October 31, 2007 and October 31, 2006, respectively.

At October 31, 2007 and January 31, 2007, we had outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately $6,498,000 and $31,768,000, respectively. In addition, at October 31, 2007 and January 31, 2007, we had outstanding short-term purchase order commitments to non-related third parties of approximately $15,022,560 and $545,000. The decrease in purchase order commitments to Diversified Apparel and the corresponding increase in purchase orders to non-related third parties was caused by our decision to cancel our Far East purchase orders originally given to Diversified Apparel and replaced these purchase orders directly with our Far East vendors.

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

In February 2007, the FASB issued Financial Accounting Standards Board No. 159 (“SFAS No.159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement becomes effective for our annual reporting period that begins February 1, 2008. We do not anticipate that the adoption of SFAS No. 159 will have an impact on our financial condition, results of operations or cash flows.

Inflation

The Company does not believe that the relatively moderate rates of inflation which have been experienced in the United States, where it competes, have had a significant effect on its net sales or profitability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future. For the nine months ended October 31, 2007, factor advances and/or bank loans peaked at $14,248,000 and the average amount of factor advances and bank loans were $10,367,000. An increase of 1% in the interest rate would have increased our interest expense for factor advances and bank loans by approximately $98,000 in the nine months ended October 31, 2007.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the nine months ended October 31, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of October 31, 2007.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which the Company believes could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed on our Form 10-Q for the quarter ended July 31, 2007 and our Form 10-K for the fiscal year ended January 31, 2007.

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

On August 3, 2007, in a private equity placement under Section 4(2) of the Securities Act of 1933, we issued 2,655,073 shares of Common Stock at a price of $1.38 per share, representing a 15% discount to the average closing price of the Common Stock on the 10 consecutive trading days ended July 20, 2007. In addition, we issued to the purchasers warrants to purchase an aggregate of 1,062,030 shares of Common Stock at an exercise price of $1.95 per share. The $1.95 exercise price per share of the warrant represents a 20% premium to the average closing price of the common stock on the 10 consecutive trading days ended July 20, 2007. The warrants are exercisable at any time during the period beginning November 2007 and ending July 2012. We have agreed to register the shares of Common Stock issued in the private placement and the shares of Common Stock issuable upon exercise of the warrants for resale under the Securities Act of 1933, as amended. We used the proceeds of the offering for working capital purposes.

Item 5.	Other Information

Closing of manufacturing facility

On November 8, 2007, the management of Cygne Designs, Inc. made the decision to close its manufacturing facility located in Guatemala. The closure of the Guatemalan facility was completed by the end of November 2007. We made this decision as the competitiveness of the product categories manufactured in Guatemala was adversely affected by the discontinuance of textile import quotas by the United States on January 1, 2005.

In the year ended January 31, 2006, based on an appraisal by an independent third party, Cygne recorded a 100% impairment charge with respect to its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value of $375,000 for the land, building and building improvements. We expect to incur severance costs related to the closure of this facility of approximately $400,000 payable over the next three months. The cost of the closure will be recorded during the three months ended January 31, 2008.

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

Amendment to Comerica Agreement.

31.1	Certificate of Principal Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

Date	Item	Event
August 3, 2007	1.01, 3.02 8.01, 9.01	1.01: Cygne entered into a 15 million secured revolving credit arrangement and a 2 million letter of credit facility to support a guaranty in favor of one of its suppliers. 3.02: Cygne issued 2,655,073 shares of Common Stock and warrants to purchase 1,062,030 shares of Common Stock in a private equity placement. 8.01: Cygne issued a press release reporting the credit arrangement and sale of Common Stock. 9.01: Cygne attached as Exhibits copies of documents supporting the transactions reported in this Form 8-K.

August 9, 2007	3.02, 9.01	3.02: Cygne stockholders approved (i) the issuance of 8,800,000 shares of Cygne common stock in payment of $22.0 million of an outstanding subordinated promissory note (“Note”) in the principal amount of $38.5 million; (ii) the issuance of a convertible note in the principal amount of $15.0 million that is convertible into shares of Cygne common stock per share in payment of $15.0 million of the Note; and (iii) the issuance to the holder of the Note of a warrant to purchase up to 4,400,000 shares of Cygne common stock. 9.01: Cygne attached as Exhibits copies of documents supporting the transactions reported in this Form 8-K.

September 19, 2007	2.02,9.01	2.02: Announcement of financial results for the three and six months ended July 31, 2007. 9.01: Copy of press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 21, 2007	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

December 21, 2007	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary