Form 10-Q/A
period 2007-10-31
CYGNE DESIGNS INC
filed 2008-02-28
CIK 906782

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

EXPLANATORY NOTE

Cygne Designs, Inc. (the “Company” or “Cygne”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2007 to correct the description of the terms of the November 7, 2007 amendment to the credit facility with Comerica Bank.

The following information has been updated to give effect to the correction:

Part I	Item 1	Notes to Consolidated Financial Statements

Part I	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II

Item 6 – Exhibits, Financial Statement Schedules and Reports on Form 8-K

10.1	Amended and Restated Inventory Rider to Loan and Security Agreement with Comerica Bank

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In this Form 10-Q/A, we have not modified or updated disclosures presented in our original quarterly report on Form 10-Q, except as required to correctly describe our credit facility. Accordingly, our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2007 does not reflect events occurring after the filing of our original Form 10-Q and does not modify or update those disclosures affected by subsequent events, except as specifically discussed above. Information not affected by this correction is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on December 21, 2007. For convenience the entire Form 10-Q has been re-filed in this Form 10-Q/A.

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

On November 7, 2007, Cygne and Comerica Bank amended the credit facility to allow Cygne to borrow from Comerica Bank 50% of eligible finished goods inventory located at Cygne warehouses, with maximum borrowings of $1.5 million, plus 50% of eligible in-transit inventory with maximum borrowings of $1 million. This amendment did not increase the credit facility’s cap of $15.0 million.

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

On November 7, 2007, we and Comerica Bank amended the credit facility to allow us to borrow from Comerica Bank 50% of eligible finished goods inventory located at our warehouses with maximum borrowings of $1.5 million plus 50% of eligible in-transit inventory with maximum borrowings of $1 million. This amendment did not increase the credit facility’s cap of $15.0 million.

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

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

10.1	Amended and Restated Inventory Rider to Loan and Security Agreement with Comerica Bank

31.1	Certificate of Principal Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

Date	Item	Event
August 3, 2007	1.01, 3.02 8.01, 9.01	1.01: Cygne entered into a 15 million secured revolving credit arrangement and a 2 million letter of credit facility to support a guaranty in favor of one of its suppliers. 3.02: Cygne issued 2,655,073 shares of Common Stock and warrants to purchase 1,062,030 shares of Common Stock in a private equity placement. 8.01: Cygne issued a press release reporting the credit arrangement and sale of Common Stock. 9.01: Cygne attached as Exhibits copies of documents supporting the transactions reported in this Form 8-K.

August 9, 2007	3.02, 9.01	3.02: Cygne stockholders approved (i) the issuance of 8,800,000 shares of Cygne common stock in payment of $22.0 million of an outstanding subordinated promissory note (“Note”) in the principal amount of $38.5 million; (ii) the issuance of a convertible note in the principal amount of $15.0 million that is convertible into shares of Cygne common stock per share in payment of $15.0 million of the Note; and (iii) the issuance to the holder of the Note of a warrant to purchase up to 4,400,000 shares of Cygne common stock. 9.01: Cygne attached as Exhibits copies of documents supporting the transactions reported in this Form 8-K.

September 19, 2007	2.02,9.01	2.02: Announcement of financial results for the three and six months ended July 31, 2007. 9.01: Copy of press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 28, 2008	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

February 28, 2008	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary