Form 10-Q/A
period 2007-10-31
CYGNE DESIGNS INC
filed 2008-05-15
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 37,917,682 shares as of December 17, 2007.

EXPLANATORY NOTE

Cygne Designs, Inc. (the “Company” or “Cygne”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2007, and amended on February 28, 2008 (10-Q/A Amendment 1), to amend and restate its consolidated financial statements and selected financial data for the quarter ended October 31, 2007.

As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due April 30, 2008, July 31, 2008 and October 31, 2008 totaling $1,875,000. As of October 31, 2007, Diversified Apparel agreed to accept $1,422,000 in exchange for immediate payment of these three payments, which was offset against the related party receivable.

Cygne recorded the $453,000 pre-payment discount on its consolidated statements of operations as gain on extinguishment of debt. Cygne recorded a total extinguishment of debt of $2,186,000 which is comprised of the gain on the Convertible Note of $453,000 and the gain on the Conversion Agreement of $1,733,000. Management of the Company has determined that it is more appropriate to record the pre-payment discount, to a related party, as an addition to paid-in capital. The consolidated balance sheets and the consolidated statement of cash flows are also revised to reflect this adjustment.

The following is a summary of the effects of these changes cited above on the consolidated statement of operations as of October 31, 2007 as well as the effect of these changes on the consolidated balance sheets and the consolidated statement of cash flows for the quarter then ended (in thousands, except for share data).

For the Quarter Ended October 31, 2007:

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
Gain on extinguishment of debt	$(2,186)	$453	$(1,733)
Income from operations before interest and income taxes	2,636	(453)	2,183
Income from operations before income taxes	1,504	(453)	1,051
Provision for income taxes	797	(29)	768
Net income	707	(424)	283
Net income per share-basic and diluted	0.02	(0.01)	0.01

For the Nine Months Ended October 31, 2007:

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
Gain on extinguishment of debt	$(2,186)	$453	$(1,733)
Income from operations before interest and income taxes	5,806	(453)	5,353
Income from operations before income taxes	2,770	(453)	2,317
Provision for income taxes	1,854	(29)	1,825
Net income	916	(424)	492
Net income per share-basic and diluted	0.03	(0.01)	0.02

October 31, 2007:

	Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
Income taxes payable	$990	$(29)	$961
Current liabilities	18,980	(29)	18,951
Total liabilities	32,882	(29)	32,853
Paid-in capital	188,950	453	189,403
Accumulated deficit	(118,557)	(424)	(118,981)
Total stockholders’ equity	70,777	29	70,806

For nine months Ended October 31, 2007:

	Consolidated Statements of Cash Flow
	As Previously Reported	Adjustments	As Restated
Net income	$916	$(424)	$492
Gain on extinguishment of debt	(2,186)	453	(1,733)
Income taxes payable	298	(29)	269

The following information has been updated to give effect to the correction:

Part I Item 1 Unaudited Financial Statements

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

In this Form 10-Q/A Amendment 2, we have not modified or updated disclosures presented in our original quarterly report on Form 10-Q, as amended by the 10-Q/A Amendment 1, except as required to reflect the effects of the restatement. See Note 14 in Notes to Consolidated Financial Statements. Accordingly, our Quarterly Report on Form 10-Q/A Amendment 2 does not reflect events occurring after the filing of our original Form 10-Q, and does not modify or update those disclosures affected by subsequent events, except as specifically discussed in Form 10 Q/A Amendment 1 and above. Information not affected by these corrections is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on December 21, 2007. For convenience the entire Form 10-Q/A Amendment 1 has been re-filed in this Form 10-Q/A Amendment 2.

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	October 31, 2007	January 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash	$281	$1,709
Restricted Cash	1,000	—
Trade accounts receivable, net of reserve for allowances for customer chargebacks and trade discount of $1,765 at October 31, 2007	11,900	1,621
Due from factor, net of reserves for allowances for customer chargebacks and trade discounts of $73 at October 31, 2007 and $1,510 at January 31, 2007	469	9,758
Due from related parties*	5,053	7,917
Inventories	7,870	1,937
Marketable securities	45	65
Other receivables and prepaid expenses	241	175

Total current assets	26,859	23,182
Property, plant and equipment, net	569	619
Intangible assets, net of accumulated amortization of $4,247 at October 31, 2007 and $2,832 at January 31, 2007	3,122	4,537
Goodwill	72,877	72,877
Other assets	232	68

Total assets	$103,659	$101,283

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term bank borrowings	$10,480	$—
Advances from factor	—	9,542
Current portion of long term notes payable	—	4,715
Accounts payable*	6,273	8,163
Due to related parties*	—	98
Accrued expenses	1,237	982
Income taxes payable	961	692

Total current liabilities	18,951	24,192
Secured subordinated promissory note payable	—	25,202
Subordinated convertible note payable	10,129	—
Deferred taxes	3,773	2,471

Total liabilities	32,853	51,865

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized: 37,917,682 and 26,462,109 shares issued and outstanding, at October 31, 2007 and January 31, 2007, respectively	379	265
Paid-in capital	189,403	168,601
Accumulated other comprehensive income	5	25
Accumulated deficit	(118,981)	(119,473)

Total stockholders’ equity	70,806	49,418

Total liabilities and stockholders’ equity	$103,659	$101,283

*	Certain reclassifications were made to amounts presented at January 31, 2007 to be consistent with the October 31, 2007 presentation.

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
	(Unaudited)
Net sales	$22,905	$32,980	$76,957	$98,991
Cost of goods sold (1)	18,697	26,601	60,758	77,672

Gross profit	4,208	6,379	16,199	21,319
Selling, general and administrative expenses (1)	3,249	3,248	11,051	12,913
Depreciation and amortization	509	486	1,528	1,314
Gain on extinguishment of debt	(1,733)	—	(1,733)	—

Income from operations before interest and income taxes	2,183	2,645	5,353	7,092
Interest expense including amortization of debt discount (1)	1,132	1,436	3,036	4,019

Income from operations before income taxes	1,051	1,209	2,317	3,073
Provision for income taxes	768	444	1,825	1,294

Net income	$283	$765	$492	$1,779

Net income per share-basic and diluted	$0.01	$0.03	$0.02	$0.07

Weighted average common shares outstanding:
Basic	36,970	26,462	30,003	25,727

Diluted	36,970	26,463	30,003	25,730

(1)	Related Parties amounts included in the following line items:

	Three Months Ended		Nine Months Ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
Cost of goods sold	$17,455	$21,502	$55,162	$68,953
Selling, general and administrative expenses	$981	$260	$3,219	$3,790
Interest expense	—	$470	—	$1,540

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 31, 2007	26,462	$265	$168,601	$25	$(119,473)	$49,418
Stock options exercised	1	—	—	—	—	—
Sale of common stock, net of issuance costs	2,655	26	3,528	—	—	3,554
Conversion of the secured subordinated promissory note:
Common Stock	8,800	88	13,464	—	—	13,552
Issuance of warrants	—	—	3,248	—	—	3,248
Discount on prepayment of convertible note	—	—	453	—	—	453
Net income for the nine months ended October 31, 2007	—	—	—	—	492	492
Unrealized (loss) on marketable securities for the nine months ended October 31, 2007	—	—	—	(20)	—	(20)

Comprehensive income for the nine months ended October 31, 2007	—	—	—	—	—	896
Non-cash stock compensation	—	—	109	—	—	109

Balance at October 31, 2007 (unaudited)	37,918	$379	$189,403	$5	$(118,981)	$70,777

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended
	October 31, 2007	October 31, 2006
	(Unaudited)
Operating activities
Net income	$492	$1,779
Adjustments to reconcile net income to net cash (used in) operating activities:
Deferred income tax provision	1,302	1,240
Depreciation and amortization of property, plant and equipment	113	98
Amortization of intangible assets	1,415	1,216
Amortization of debt discount	2,120	1,540
Amortization of deferred financing costs	25	—
Allowance for customer chargebacks and trade discounts	328	(555)
Non-cash stock compensation	109	113
Gain on extinguishment of debt	(1,733)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(12,044)	(2,700)
Due from factor	10,726	1,648
Inventories	(5,933)	2,958
Other receivables, prepaid expenses and other assets	(255)	237
Accounts payable	(1,887)	(1,301)
Accrued expenses	254	115
Income taxes payable	269	9
Due to (due from) related parties	(158)	(4,423)

Net cash (used in) provided by operating activities	(4,857)	1,974

Investing activities
Increase in restricted cash	(1,000)	—
Purchase of denim business from Diversified Apparel LLC	—	(250)
Purchase of private label division from Innovo Group Inc.	—	(70)
Purchase of plant and equipment	(63)	(47)

Net cash used in investing activities	(1,063)	(367)

Financing activities
Exercise of stock options	—	1
Proceeds from short-term bank borrowings	30,024	—
Repayment of short-term bank borrowings	(39,566)	—
Proceeds from issuance of common stock	3,664	—
Advances from factor	32,155	72,290
Repayments of advances to factor	(21,675)	(73,789)
Costs incurred in connection with issuance of common stock	(110)	—

Net cash provided by (used in) financing activities	4,492	(1,498)

Net increase in cash	(1,428)	109
Cash at beginning of period	1,709	977

Cash at end of period	$281	$1,086

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Nine Months Ended
	October 31, 2007	October 31, 2006
	(Unaudited)
Supplemental Disclosures of Cash Flow Information
Income taxes paid	$254	$45

Interest paid	$741	$1,069

Non-cash investing and financing activities
Exchange of subordinated promissory note for common stock and warrants	$16,800	$—

Note payable offset against the due from related parties	$1,421	$—

Discount on prepayment of convertible note	$453	$—

Non-cash transactions recognized in connection with the acquisition of the private label division of Innovo Group, Inc.
Issuance of two million shares of common stock	$—	$7,680

Assumption of debt	$—	$2,500

Accrued transaction costs	$—	$11

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

October 31, 2007

1. Significant Accounting Policies (continued)

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

October 31, 2007

1. Significant Accounting Policies (continued)

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

October 31, 2007

1. Significant Accounting Policies (continued)

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

	(In thousands, except per share amounts)
	Nine months ended October 31
	2007 Actual	2006 Pro forma
Net sales	$76,957	$118,971
Net income	$492	$1,675
Net income per share—basic and diluted	$0.02	$0.07

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

Cygne recorded the $453,000 pre-payment discount on its Consolidated Balance Sheet as an addition to paid-in capital.

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

In connection with the prepayment of $1,422,000 in satisfaction of $1,875,000 principal amount of the Convertible Note (see Note 7), Cygne recorded the $453,000 pre-payment discount on its Consolidated Statements of Operations as an addition to paid-in capital.

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

The Supply Agreement: Under the terms of the Supply Agreement, as amended: Prior to July 31, 2007, AZT International S. de R.L. de C.V. (“AZT’), an affiliate of Hubert Guez, manufactured on a non-exclusive basis branded and private label denim apparel for Cygne in Mexico at specified gross margins to Cygne. Pursuant to the Supply Agreement, AZT shipped its manufactured apparel to

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

10. Related Party Transactions (continued)

the United States and invoiced Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel invoiced Cygne for the apparel when it was shipped to Cygne customers. At the end of each month, Diversified Apparel invoiced Cygne for the apparel it had on hand that Cygne estimated that it would ship to its customers in the subsequent month. Cygne renewed the Supply Agreement for one year until July 31, 2008. The Supply Agreement specified that the guarantee of Cygne’s gross margins for products manufactured for Target and American Eagle Outfitters (“AEO”) expired on July 31, 2007. Diversified Apparel agreed to extend the guarantee of Cygne’s gross margins for products manufactured for Target and AEO for the three months ended October 31, 2007.

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

12. Income Taxes

The provision for income taxes for the three months ended October 31, 2007 and 2006 was $768,000 and $444,000, respectively. The provision for 2007 was comprised of $334,000 of United States and State and local income taxes and a deferred tax provision of $434,000. Cygne recorded the deferred tax provision of $434,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with its acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards and foreign operations.

The provision for 2006 was comprised of $18,000 of state and local income taxes and a deferred tax provision of $426,000. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for income taxes for the nine months ended October 31, 2007 and 2006 was $1,825,000 and $1,294,000, respectively. The provision for 2007 was comprised of $522,000 of United States and State and local income taxes and a deferred tax provision of $1,303,000. Cygne recorded the deferred tax provision of $1,303,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with its acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

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

14. Restatement

As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due April 30, 2008, July 31, 2008 and October 31, 2008 totaling $1,875,000. As of October 31, 2007, Diversified Apparel agreed to accept $1,422,000 in exchange for immediate payment of these three payments, which was offset against the related party receivable.

Cygne recorded the $453,000 pre-payment discount on its consolidated statements of operations as gain on extinguishment of debt. Cygne recorded a total extinguishment of debt of $2,186,000 which is comprised of the gain on the Convertible Note of $453,000 and the gain on the Conversion Agreement of $1,733,000. Management of the Company has determined that it is more appropriate to record the pre-payment discount, to a related party, as an addition to paid-in capital. The consolidated balance sheets and the consolidated statement of cash flows are also revised to reflect this adjustment.

The following is a summary of the effects of these changes cited above on the consolidated statement of operations as of October 31, 2007 as well as the effect of these changes on the consolidated balance sheets and the consolidated statement of cash flows for the quarter then ended (in thousands, except for share data).

For the Quarter Ended October 31, 2007:

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
Gain on extinguishment of debt	($2,186)	$453	($1,733)
Income from operations before interest and income taxes	2,636	(453)	2,183
Income from operations before income taxes	1,504	(453)	1,051
Provision for income taxes	797	(29)	768
Net income	707	(424)	283
Net income per share-basic and diluted	0.02	(0.01)	0.01

For the Nine Months Ended October 31, 2007:

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2007

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
Gain on extinguishment of debt	$(2,186)	$453	$(1,733)
Income from operations before interest and income taxes	5,806	(453)	5,353
Income from operations before income taxes	2,770	(453)	2,317
Provision for income taxes	1,854	(29)	1,825
Net income	916	(424)	492
Net income per share-basic and diluted	0.03	(0.01)	0.02

October 31, 2007:

	Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
Income taxes payable	$990	$(29)	$961
Current liabilities	18,980	(29)	18,951
Total liabilities	32,882	(29)	32,853
Paid-in capital	188,950	453	189,403
Accumulated deficit	(118,557)	(424)	(118,981)
Total stockholders’ equity	70,777	29	70,806

For the Nine Months Ended October 31, 2007:

	Consolidated Statements of Cash Flow
	As Previously Reported	Adjustments	As Restated
Net income	$916	$(424)	$492
Gain on extinguishment of debt	(2,186)	453	(1,733)
Income taxes payable	298	(29)	269

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended:		Nine Months Ended:
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
Net Sales	100.0%	100.0%	100.0%	100.0%

Gross profit	18.4	19.3	21.0	21.5
Gain on extinguishment of debt	(7.5)	—	(2.3)	—
Selling, general and administrative expenses	14.2	9.8	14.3	13.0
Depreciation and amortization	2.2	1.5	2.0	1.3

Income (loss) before interest and income taxes	9.5	8.0	7.0	7.2
Interest expense	4.9	4.4	3.9	4.1
Provision for income taxes	3.4	1.3	2.4	1.3

Net income	1.2%	2.3%	0.7%	1.8%

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

Gain on extinguishment of debt

The gain on extinguishment of our debt for the three and nine months ended October 31, 2007 was $1,733,000 as a result of the conversion of the $37 million Convertible Note into common stock and warrants.

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

Provision for Income Taxes

The provision for income taxes for the three months ended October 31, 2007 and 2006 was $768,000 and $444,000, respectively. The provision for 2007 was comprised of $334,000 of United States and State and local income taxes and a deferred tax provision of $434,000. We recorded a tax provision of $434,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with our acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for 2006 was comprised of $18,000 of state and local income taxes and a deferred tax provision of $426,000. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

The provision for income taxes for the nine months ended October 31, 2007 and 2006 was $1,825,000 and $1,294,000, respectively. The provision for 2007 was comprised of $522,000 of United States and State and local income taxes and a deferred tax provision of $1,303,000. We recorded a tax provision of $1,303,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with our acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

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

	(In thousands, except per share amounts)
	Nine months ended October 31,
	2007 Actual	2006 Pro forma
Net sales	$76,957	$118,971
Net income	$492	$1,675
Net income per share—basic and diluted	$0.02	$0.07

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

	(In thousands)		(In thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Reconciliation of net income to adjusted EBITDA
Net income	$283	$765	$492	$1,779
Depreciation and amortization	509	486	1,528	1,314
Interest expense	1,132	1,436	3,036	4,019
Provision for income taxes	768	444	1,825	1,294

Gross EBITDA	2,692	3,131	6,881	8,406
Less, gain on extinguishment of debt	1,733	—	1,733	—

Adjusted EBITDA	$959	$3,131	$5,148	$8,406

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

Net cash used in operating activities for the nine months ended October 31, 2007 was $4,857,000. The components of cash used in operating activities totaling $20,277,000 are (i) an increase in trade receivables of $12,044,000, which reflects the replacement of the factoring agreement with the Comerica Bank credit facility, where we retained ownership of, and responsibility for collecting, receivables, (ii) an increase in inventories of $5,933,000, which reflects the change in inventory due to the modification of our Supply and Distribution agreements with a related party as described above, (iii) an increase in prepaid expenses and deposits of $255,000, which reflects prepaid professional fees in connection with the new Comerica bank agreement and higher prepaid insurance expense, (iv) a decrease in accounts payable of $1,887,000 due to an increase in third party vendor payments, and (v) an increase in amounts due from related parties of $158,000 representing increases in advances under the Supply and Distribution Agreements. The cash used in operating activities was offset by cash provided of $15,420,000. The components of cash provided are (a) income of $4,142,000, which consists of the net income of $492,000, depreciation of $113,000, amortization of intangible assets of $1,415,000, amortization of debt discount of $2,120,000, increase in allowance for customer chargebacks and trade discounts of $328,000, increase in deferred taxes of $1,302,000, non-cash stock compensation of $109,000 and amortization of deferred financing costs of $25,000, partially offset by a gain on extinguishment of debt of $1,733,000, (b) a decrease in due from factor of $10,726,000 as our factoring agreement was cancelled and replaced by the Comerica Bank credit facility, (c) an increase in income taxes payable of $269,000 as the provision for taxes was greater than the tax payments for the nine months ended October 31, 2007, and (d) an increase in accrued expenses of $254,000 mainly due to increase in accrued interest.

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

We recorded the $453,000 pre-payment discount on our Consolidated Balance Sheet as an increase in paid-in capital.

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

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

10.1	Amended and Restated Inventory Rider to Loan and Security Agreement with Comerica Bank

31.1	Certificate of Principal Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

Date	Item	Event
August 3, 2007	1.01, 3.02 8.01, 9.01	1.01: Cygne entered into a 15 million secured revolving credit arrangement and a 2 million letter of credit facility to support a guaranty in favor of one of its suppliers. 3.02: Cygne issued 2,655,073 shares of Common Stock and warrants to purchase 1,062,030 shares of Common Stock in a private equity placement. 8.01: Cygne issued a press release reporting the credit arrangement and sale of Common Stock. 9.01: Cygne attached as Exhibits copies of documents supporting the transactions reported in this Form 8-K.

August 9, 2007	3.02, 9.01	3.02: Cygne stockholders approved (i) the issuance of 8,800,000 shares of Cygne common stock in payment of $22.0 million of an outstanding subordinated promissory note (“Note”) in the principal amount of $38.5 million; (ii) the issuance of a convertible note in the principal amount of $15.0 million that is convertible into shares of Cygne common stock per share in payment of $15.0 million of the Note; and (iii) the issuance to the holder of the Note of a warrant to purchase up to 4,400,000 shares of Cygne common stock. 9.01: Cygne attached as Exhibits copies of documents supporting the transactions reported in this Form 8-K.

September 19, 2007	2.02, 9.01	2.02: Announcement of financial results for the three and six months ended July 31, 2007. 9.01: Copy of press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2008	By:	/s/ Bernard M. Manuel
Bernard M. Manuel, Chairman of the Board and Chief Executive Officer

May 14, 2008	By:	/s/ Roy E. Green
Roy E. Green, Senior Vice President, Chief Financial Officer and Treasurer and Secretary