Form 10-K
period 2008-01-31
CYGNE DESIGNS INC
filed 2008-05-15
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934 for the fiscal year ended January 31, 2008.

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

Based on the closing sale price as reported by The Nasdaq Capital Market on July 31, 2007 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $14,899,147*.

*	For purposes of this calculation, the number of shares held by non-affiliates was determined by aggregating the number of shares held by officers and directors of the registrant, and by others who, to the registrant’s knowledge, own more than 10% of the registrant’s Common Stock, and subtracting those shares from the total number of shares outstanding.

As of May 2, 2008, 37,917,682 shares of Common Stock, $0.01 par value, of the registrant were outstanding.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement for its 2008 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

Our Company

We are a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, casual and career apparel and men’s denim apparel with sales to retailers located in the United States. Our major customers are currently JC Penney (“JCP”) and Kohl’s. In the past three years American Eagle Outfitters (“AEO”), Target Stores (“Target”) and New York & Company (“NY&C”) have also been our customers. We acquired the assets used in the branded and private label denim apparel business on July 31, 2005 from Diversified Apparel Resources LLC (“Diversified Apparel”), and the assets related to the private label apparel division of Innovo Group Inc., or Innovo, on May 12, 2006. Our branded denim products are sold under the names “Hippie” and “Hint Jeans”. As a private label manufacturer, we produce apparel upon orders from our customers for sale under the customers’ own labels, rather than producing our own inventory of apparel for sale under a Cygne label.

“Hippie” is distributed to the missy market to sell at retail price points between $29.99 and $34.99. “Hint Jeans” are distributed to the junior’s market to sell at retail price points between $29.99 and $34.99.

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

We source our products through third party manufacturers located in Guatemala, Mexico and the Far East.

We historically have been dependent on one or more key customers. In 2005, sales to NY&C, JCP and Kohl’s accounted for 32%, 21% and 18%, respectively, of our net sales. We did not have any other major customers in 2005. In 2006, sales to NY&C, JCP, Kohl’s, Target and AEO accounted for 4%, 16%, 14%, 15% and 27%, respectively, of our net sales. We did not have any other major customers in 2006. In 2007, sales to JCP, Kohl’s, Target and AEO accounted for 23%, 17%, 16% and 33%, respectively, of our net sales. We did not have any other major customers in 2007. During the fourth quarter of 2007, AEO ceased doing business with us.

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

Effective January 1, 2005, the United States (“U.S.”) discontinued textile import quotas affecting the products sourced by us. As a result, beginning in 2005 the U.S. total imports from China and other countries in the Far East, including the product categories manufactured by us at the time in Guatemala and Mexico, have increased substantially. The U.S. has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. In addition, the Central American countries, which include Guatemala, and the U.S., have negotiated a Central America Free Trade Agreement, or CAFTA. CAFTA, which was signed by the U.S. on August 2, 2005, will allow the U.S. duty free imports from Guatemala if the fabric is manufactured using yarn from the U.S. or a country party to CAFTA. Guatemala ratified CAFTA as of July 1, 2006. Although we anticipated that, over time, CAFTA may have made Guatemala more competitive with imports from the Far East in the categories manufactured by us in Guatemala, we did not experience an increase in demand for our products manufactured in Guatemala. Accordingly, on November 8, 2007, we made the decision to close our Guatemalan manufacturing facility. The closure of the Guatemalan manufacturing facility was completed during the three months ended January 31, 2008. The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan facility. We incurred severance costs related to the closure of this facility of approximately $275,000 which was recorded as cost of goods sold and paid during the three months ended January 31, 2008. The Guatemala Apparel Agency, which has been in business since 1999 and coordinates buying merchandise and supplying it to retailers, was not closed.

In the year ended January 31, 2006, based on an appraisal by an independent third party, we recorded a 100% impairment charge with respect to our equipment, furniture and fixtures at our Guatemalan facility and established a salvage value of $375,000 for the land, building and building improvements. The land and building are currently for sale.

We have incurred costs for downsizing our operations due to the loss of customers. We are continuing to review our existing business operations and could incur additional costs in the future associated with the further restructuring of our operations.

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

Significant Financial and Business Developments

Change in Management

On April 25, 2008, we appointed Jay Furrow President and Chief Executive Officer of Cygne. Mr. Furrow succeeds Bernard Manuel, who has served as our chairman and chief executive officer since October 1988. Mr. Manuel will remain chairman of the Company until at least October 31, 2008. See “Item 10. Directors and Executive Officers of the Registrant.”

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

In connection with the Asset Purchase Agreement, the Company entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Hubert Guez, Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo Acquisition, on May 12, 2006 the Company issued 1,000,000 shares of our common stock to each of Hubert Guez and Paul Guez, for an aggregate issuance of 2,000,000 shares, in lieu of assuming the remaining $7.9 million outstanding balance of the promissory note issued by Innovo to Azteca Productions.

Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by us. These shares were registered on Form S-3 dated May 14, 2007. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition,

250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to the Company in the event that the Company’s common stock is traded on Nasdaq (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one month period ended April 23, 2007. The Company's shares did not reach the average target price and the shares were released from escrow to Paul Guez and Hubert Guez in April 2007.

As of January 23, 2008, Mr. Hubert Guez has reported in filings with the Securities and Exchange Commission that he beneficially owned, had the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 21.2% of the shares of the Company’s common stock. In addition, Mr. Hubert Guez has advised us that he (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Sportswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources, LLC.

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

•

issued to Diversified Apparel a secured subordinated promissory note , which we refer to as the Note, in the principal amount of $47.5 million, subsequently reduced to $40.0 million through the issuance of 1,428,571 shares of common stock as repayment of $7.5 million of principal, see Note Conversion discussion herein;

•	paid $2 million in cash to Diversified Apparel on the closing date; and

•

agreed to pay to Diversified Apparel deferred purchase price payments totaling $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005 and ending February 2006.

We also entered into several related agreements, including a registration rights agreement, a supply agreement, a distribution agreement and a restrictive covenant agreement. The supply and distribution arrangements govern purchases of Diversified Apparel products by us, as well as related advances for inventory purchases. The restrictive covenant agreement sets forth agreed-upon non-competition covenants between Hubert Guez and us. Notes 2 and 10 to the Consolidated Financial Statements provide detailed explanations of each of these agreements.

Note Conversion

On October 31, 2006, we made a principal payment of $1.5 million due on the Note. Effective November 1, 2006, Diversified Apparel transferred the note to Serge Kraif, a third party. Effective January 31, 2007, we entered into an agreement with Mr. Kraif, which was approved y our stockholders on August 9, 2007, pursuant to which:

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

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was waived. We have recorded the waiver as a reduction of interest expense in the year ended January 31, 2007. The holder of the Note has also waived the interest payment due from February 1, 2007 through August 9, 2007 which was also recorded as a reduction of interest expense for the year ended January 31, 2008.

Effective April 30, 2007, Mr. Kraif agreed that the $1.5 million principal payments on the Note due on April 30, 2007 and July 31, 2007 could be delayed pending stockholder consideration of the Note conversion proposal discussed above. Cygne’s stockholders approved the Note Conversion on August 9, 2007, and this $3.0 million principal payment was satisfied through the issuance of the common stock, convertible note and warrant discussed above.

As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivables.

On August 9, 2007, the shareholders approved the Note conversion which resulted in the gain on extinguishment of the Note of $1,733,000. The gain was determined by the change between the carrying value of the Note against the fair value of the Convertible Note of $11,380,000 and the fair value of the warrants of $3,248,000. The fair value of the warrant was determined using the closing price of the common stock on August 9, 2007, the date that the Conversion Agreement was approved by our stockholders, using the Black-Scholes option pricing model with the following assumptions: stock price at the approval date of the Conversion Agreement of $1.54; exercise price of $3.00; term of 5 years; volatility factor of 71.2%; dividend yield of zero; discount rate of 4.64%.

As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due April 30, 2008, July 31, 2008 and October 31, 2008 totaling $1,875,000. As of October 31, 2007, Diversified Apparel agreed to accept $1,422,000 in exchange for immediate payment of these three payments, which was offset against the related party receivable.

As of January 31, 20008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due January 31, 2009, April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, April 30, 2010, July 31, 2010, October 31, 2010, January 31, 2011, and April 30, 2011, totaling $6,250,000. As of January 31, 2008, Diversified Apparel agreed to accept $4,738,125 in exchange for prepayment of these ten payments, which was offset against the related party receivable.

Problems with Sourcing from a Related Party

On December 18, 2007, a creditor company of AZT, a related party to us and the Mexican contractor for our vendor, Diversified Apparel, which is also a related party to us, obtained a court decree against AZT which allowed this creditor company to obtain possession of all of our fabric, trim, work-in-process and finished goods located at the AZT manufacturing facilities in Mexico. Mr. Manuel, our CEO, immediately entered into intensive discussion with the creditor company as well as our two customers serviced by the AZT Mexican manufacturing facility. The court decree to AZT was not due to any wrongdoing of the Company but rather a claim by the creditor company against AZT.

AEO’s response was to cancel all orders issued to us and to issue new orders for the same garments to the creditor company. Shipments to AEO are estimated to be $2,700,000, and our projected sales were reduced by such amount. As a result of this incident, we no longer have AEO as a customer.

Mr. Manuel negotiated an agreement with the creditor company whereby the creditor company would continue to ship to us our second customer’s garments with sales estimated at $2,600,000 and invoice us his costs for the garments shipped which shipment was completed in April 2008. We, in turn, invoiced our customer for these garments. We agreed to pay the creditor company thirty days after shipment of garments. At January 31, 2008, we owed the creditor company $954,000, which has not been paid as of the date hereof.

Diversified Apparel agreed to reimburse us for the cost of the lost fabric and the normal gross profit lost on the sales to AEO and our second customer. The reimbursement to us of the cost of the fabric of $2,480,000, which is included in our cost of goods sold, and the lost gross profit of $754,000, is shown on the financial statements as an increase to Due from Related Parties and an increase to paid-in-capital. Had we not had this situation with our vendor, we would have shipped to our customers and collected trade receivables of $5,000,000. Although Diversified Apparel agreed to reimburse us at wholesale prices for the lost shipments, the reimbursement was included in the Due from Related Parties account on the balance sheet. The Due from Related Parties already included advance made to DAR under the Supply Agreement for costs to make the product. The net financial result of the transaction is that we did recoup our losses through reductions in amounts owed by Cygne on the Convertible Note which was assigned to Diversified Apparel. We have not received any cash reimbursement from Diversified Apparel in relation to our losses which adversely affected our cash flows.

We no longer source goods from AZT.

Products

We participate in one segment of the apparel market: women’s denim, casual and career apparel and men’s denim apparel. During 2006 and 2007, our products included denim pants, skirts and jackets.

Sourcing, Manufacturing and Sales

We source and manufacture garments for our private label customers who have designed and developed their own garments. We design, merchandise, source, manufacture and distribute garments to be sold under our brand names by our sales force.

During years 2006 and 2007, all of our products were manufactured outside the United States, at either a related party manufacturer located in Mexico, non-affiliated manufacturers located in Guatemala and in the Far East or at our manufacturing facilities located in Guatemala. In the years 2006 and 2007 we produced goods that accounted for 6% and 2%, respectively, of our net sales in our manufacturing facility in Guatemala and 1% and zero, respectively, of our net sales in non-affiliated Guatemalan facilities. In the years 2006 and 2007, we produced, through a Mexican facility owned by a related party, goods that accounted for 71% and 53%, respectively, of our net sales. In years 2006 and 2007, we produced goods that accounted for 22% and 45%, respectively, of our net sales from non-affiliated manufacturers located in the Far East. On a pro forma basis for year 2006 assuming the Acquired Business and the Innovo Acquisition had been consummated on February 1, 2005, we produced goods that accounted for 5% of our net sales in our manufacturing facilities in Guatemala, and 1% of our net sales in non-affiliated Guatemalan facilities. On a pro forma basis for the year 2006, we produced goods that accounted for 76% of our net sales from the related party Mexican facilities, and 19% from non-affiliated manufacturers located in the Far East.

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

We previously operated a manufacturing facility in Guatemala. On November 8, 2007, we closed the manufacturing facility and incurred severance costs related to the closure of the facility of approximately $275,000. At January 31, 2006, based on an appraisal by an independent third party, we recorded a 100% impairment charge against our equipment, furniture and fixtures at our Guatemalan facility and established a salvage value, not subject to depreciation, for the building and building improvements in our Guatemala facility. The Guatemala facility has been placed for sale. We cannot assure you that we will be able to realize the salvage value recorded at $375,000.

Operating a manufacturing facility rather than contracting with independent manufacturers required us to maintain a higher level of working capital. In addition, reduced sales had an even greater adverse impact on our results because of the fixed costs needed to own and operate our own factory. Because our manufacturing operations are located outside the U.S., we are subject to many of the same risks as relying on foreign contract manufacturers. See “Item 2. Properties.”

Raw Materials

In 2006 and 2007, we supplied the raw materials to our Guatemalan manufacturing facility and to non-affiliated Guatemalan factories. Starting August 1, 2007, we supplied the raw materials to our contractor located in Mexico. For all other production, the raw materials are purchased directly by the manufacturer in accordance with our specifications. In both cases, raw materials, which are in most instances made, finished and colored specifically to our order, consist principally of fabric and trim that are readily available from numerous domestic and foreign sources.

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

Imports and Import Restrictions

During 2007, we sourced our products from Guatemala, Mexico and from the Far East. Merchandise that we imported into the United States is subject to the assessment of duty at rates currently ranging from zero to 32% ad valorem. Such merchandise may also be subject to additional duties, export fees, quotas or other restrictions and are affected by the costs of transportation.

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

Backlog

At January 31, 2008 we had unfilled confirmed customer orders of $18,047,000 compared to $27,866,000 at January 31, 2007. The primary reason for the decrease in the backlog at January 31, 2008 as compared to January 31, 2007 was the loss of American Eagle Outfitters as a customer in December 2007. In general, the amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customers’ demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The dilution range on bookings for allowance for chargebacks and trade discounts has historically been in the 8% range.

Employees

At May 2, 2008 we had approximately 70 full-time employees. Approximately 26 employees were located at our facility in Guatemala, 38 employees were located at our facilities in Commerce, and 6 employees were located at our facilities in New York. We consider our relations with our employees to be satisfactory.

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

We historically have been dependent on one or more key customers. A significant portion of our sales over the last three years has been to NY&C. Sales to NY&C accounted for approximately 4%, 32% and 82%, respectively, of our net sales for the years 2006, 2005 and 2004. For the year 2005 our sales to JC Penney and Kohl’s, our other major customers for that year, accounted for approximately 21% and 18%, respectively. For the year 2006, our sales to JC Penney, Kohl’s, Target and AEO accounted for approximately 16%, 14%, 15% and 27%, respectively, of our net sales. For the year 2007, sales to JC Penney, Kohl’s, Target and AEO accounted for 23%, 17%, 16% and 33%, respectively, of our net sales. Historically, our highest shipments are in our second quarter and third quarter, with lower sales in the fourth and first quarter.

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

We cannot assure you that our major customers will continue to purchase merchandise from us at the same rate as they have historically purchased from us, or at all in the future, or that we will be able to attract new customers. In addition, our major customers have the ability to exert significant control over our business decisions, including prices. As a result of the United States discontinuance of textile import quotas affecting products sourced by us on January 1, 2005, we no longer do business with New York & Company, which had been a major customer, as New York & Company has opted to place orders in China and other countries in the Far East. Effective December 2007, we no longer do business with American Eagle Outfitters as a customer.

We are subject to the risks of doing business abroad.

During years 2005, 2006 and 2007, all of our products were manufactured outside the United States, at either a related party manufacturer located in Mexico, non-affiliated manufacturers located in Guatemala and in the Far East or at our manufacturing facilities located in Guatemala, which we closed in November 2007. In the years 2005, 2006 and 2007, we produced products that accounted for 25%, 5% and 2%, respectively, of our net sales in our manufacturing facility in Guatemala and 9%, 1% and zero, respectively, of our net sales in non-affiliated Guatemalan facilities. In the years 2005, 2006 and 2007, we produced, through a Mexican facility owned by a related party, products that accounted for 46%, 71% and 53%, respectively, of our net sales. In the years 2005, 2006 and 2007, we produced products that accounted for 20%, 19% and 45%, respectively, of our net sales from non-affiliated manufacturers located in the Far East. On a pro forma basis for years 2005 and 2006 assuming the Acquired Business and the Innovo Acquisition had been consummated on February 1, 2005, we produced products that accounted for 9% and 5%, respectively, of our net sales in our manufacturing facilities in Guatemala, and 3% and 1%, respectively, of our net sales in non-affiliated Guatemalan facilities. On a pro forma basis for years 2005 and 2006, we produced products that accounted for 80% and 78%, respectively, of our net sales from the related party Mexican facilities, and 8% and 17%, respectively, from non-affiliated manufacturers located in the Far East.

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

If we experience product quality or late delivery problems with contract manufacturers, or if our contract manufacturers experience financial problems, our business will be negatively affected.

Historically, a significant portion of our products have been manufactured by non-affiliated contract manufacturers. In connection with the acquisition of the assets of Diversified Apparel, we entered into a Supply Agreement with AZT International S. de R.L. de C.V., or AZT, an affiliate of Diversified Apparel, and from August 2005 to December 2007 were reliant on AZT to supply most of our denim apparel products. AZT’s only manufacturing facilities are located in Mexico. During 2005, 2006 and 2007, AZT supplied us with products that accounted for approximately 46%, 71%, and 53%, respectively, of our net sales, at specified gross margins. Beginning with the third quarter of 2007, we have primarily been sourcing such products from non-affiliated contract manufacturers, primarily in the Far East, rather than AZT and since December 2007 we no longer source products from AZT.

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

On December 18, 2007, a creditor company of AZT obtained a court decree against AZT which allowed this creditor company to obtain possession of all of our fabric, trim, work-in-process and finished goods located at the AZT manufacturing facilities in Mexico. AEO’s response was to cancel all orders issued to us and to issue new orders for the same garments to the creditor company. Shipments to AEO were estimated to be $2,700,000, and our projected sales were reduced by such amount. We no longer have AEO as a customer. We negotiated an agreement with the creditor company whereby the creditor company would continue to ship to us our second customer’s garments and invoice us his costs for the garments shipped. We, in turn, invoiced our customers. We agreed to pay the creditor company thirty days after shipment of garments. At January 31, 2008, we owed the creditor company $954,000, which has not been paid as of the date hereof.

Legislation relating to the importation of or decreasing or increasing the cost of textiles and apparel produced abroad could adversely affect our business and financial condition.

Effective January 1, 2005, the United States, or the US, discontinued textile import quotas affecting the products sourced by us. As a result, beginning in 2005 the US total imports from China and other countries in the Far East, including the product categories manufactured by us in Guatemala and Mexico, have increased substantially. The US has established a safeguard program which will limit the increase in apparel imports from China for years 2005 through 2008. Notwithstanding the safeguard program, our results of operations for products manufactured in Guatemala have been adversely affected for the 2005, 2006 and 2007 years and, as a result, in November 2007 we closed our manufacturing facility in Guatemala. As a result of the United States discontinuance of textile import quotas affecting products sourced by us on January 1, 2005, we no longer do business with New York & Company, which had been a major customer, as New York & Company has opted to place orders in China and other countries in the Far East.

The provision for restructuring of $102,000 recorded in the first quarter of 2005 represents the severance cost associated with the reduction of the production capacity at our Guatemalan facility. As a result of the closing of the manufacturing facility in November 2007, we incurred severance costs related to the closure of this facility of approximately $275,000 which was expensed and paid in the three months ended January 31, 2008.

We have expanded our business through acquisitions that could result in diversion of resources and extra expenses. This could disrupt our business and adversely affect our financial condition.

Historically, we have pursued acquisitions to expand our business. On May 12, 2006, we acquired certain assets related to the private label apparel division of Innovo and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo. On July 31, 2005, we acquired Diversified Apparel’s branded and private label denim apparel business. As a result of these acquisitions, we had substantial indebtedness that decreased our flexibility to react to changing economic conditions. Three stockholders now control a majority of our outstanding common stock and thus control many decisions, including the election of directors and the sale of our Company. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of any acquisition.

In connection with the acquisitions of the Innovo Acquisition and the Acquired Business, we recorded goodwill of $72,877,000 and identified intangible assets which included customer relationships, trademarks and product lines of $4,550,000. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•	Significant negative industry or economic trends.

Accordingly, if sales to customers obtained in the Innovo Acquisition and through the Acquired Business continue to decline, the goodwill we recorded for these acquisitions may be impaired and therefore written-off in whole or in part. Any such write-off would adversely affect our results of operations.

In connection with the acquisitions of the Innovo Acquisition and the Acquired Business, we recorded goodwill of $72,877,000 and identified intangible assets which included customer relationships, trademarks and product lines with a carrying value of $2,650,000 at January 31, 2008. At January 31, 2008, we conducted our annual impairment assessment of the value of the goodwill and identified intangible assets based on a discounted cash flow model of projected earnings. To aid us, we retained an independent party to perform the valuation. Negative trends in sales and gross margins resulted in lower projected future earnings. The negative sales trends were the result of market conditions, the loss of two customers in 2007 which accounted for 49% of our 2007 sales, a substantial decrease in demand for our branded jeans and our non-denim private label products. The negative trends in gross margins resulted from the loss of guaranteed gross margins under the Supply Agreement. Based on the results of the valuation, charges of approximately $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the value of the remaining identifiable intangible assets.

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

Consumer purchases of discretionary items, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in the economies in which we sell our products, principally the United States, may adversely affect our sales. We expect to receive fewer orders from our customers in 2008 compared to 2007 orders from these customer due to the current economic decline in the US.

In addition, various retailers, including some of our customers, have experienced financial difficulties during recent years, which has increased our risk of losing customers and increased the risk of extending credit to such retailers.

The seasonal nature of our business makes management more difficult, severely reduces cash flow and liquidity during parts of the year and could force us to curtail our operations.

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

We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel producers. We do not currently hold a dominant competitive position in any market, including the private label apparel market, which is highly fragmented. We compete with competitors such as Kellwood and VF Corp. primarily on the basis of:

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

In connection with our acquisition of Diversified Apparel’s branded and private label denim apparel business, we entered into a Supply Agreement and a Distribution Agreement with Diversified Apparel and its affiliated entities, which we collectively refer to as Diversified Apparel.

Under the terms of the Supply Agreement, through the third quarter of 2007 AZT, an affiliate of Diversified Apparel, manufactured and supplied us with most of our requirements of branded and private label denim apparel products with specified gross margins. Although AZT was obligated to deliver denim products ordered by us under the Supply Agreement, we had no obligation to source denim products from AZT. AZT no longer manufactures and supplies products to us.

Under the terms of the Distribution Agreement, Diversified Apparel provides us with specified distribution and back office operations services. In addition, Diversified Apparel has been our vendor for all Far East finished goods purchases.

Beginning with the third quarter of 2007, we began to primarily rely, and since December 2007, have relied solely on non-affiliated contract manufacturers, primarily in the Far East, rather than AZT, to manufacture and supply us with goods. We cannot assure you that we will be able to source our products at a cost similar to that charged to us by Diversified Apparel. Our failure to source our products at a similar cost could have a material adverse effect on our business, results of operations and financial condition.

On July 31, 2007, we modified our Supply and Distribution Agreements with Diversified Apparel. As a result, we purchased the entire inventory at our Commerce California warehouse and the fabric at AZT. Subsequent to July 31, 2007, we purchased our fabric for production in Mexico. These changes require us to maintain higher inventory balances and consequently, higher balances with our credit lines.

Our trademark and other intellectual property rights may not be adequately protected.

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

Our debt levels have limited, and in the future may limit, our flexibility in obtaining additional financing and in pursuing other business opportunities.

Since July 31, 2005, we have had a significant amount of debt. At January 31, 2007 and January 31, 2008, we had indebtedness of $38.5 million and $15.9 million, respectively. During the 2006 and the 2005 years, and the six months ended July 31, 2007, we received advances from our factor of approximately 90% of our factored receivables, or $86.9 million, $49.6 million and $30.0 million, respectively. Starting in August 2007 through January 31, 2008 we borrowed an aggregate of $52 million from Comerica Bank, our current lender, with the largest amount outstanding at any one time being $14.2 million. Our level of indebtedness could have important consequences to us, including the following:

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

In addition, any indebtedness we incur will be subject and subordinated to our obligations under our revolving credit facility with Comerica Bank. Accordingly, our ability to obtain additional debt financing is highly uncertain.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance and cash flows, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results and cash flows are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms, or at all. In addition, our obligations under the revolving credit agreement with Comerica Bank are secured by substantially all our assets and if we are unable to repay our indebtedness, the lenders could seek to foreclose on such assets.

If new debt is added to our current debt levels, the related risks that we now face could intensify.

We are currently dependent on our revolving credit facility, which is a critical component of working capital.

We have a $15.0 million secured revolving credit facility with Comerica Bank that provides us with working capital borrowings. Cygne can borrow up to 80% of eligible receivables, 70% of finished goods inventory located at Cygne’s warehouse, up to a maximum of $1.25 million, 80% of eligible in-transit inventory, up to a maximum of $1.5 million, and 15% of undrawn letters of credit up to a maximum of $350,000. The credit facility terminates on August 31, 2009, although Cygne can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit agreement. The revolving credit facility contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, and the payment of dividends and other restricted payments. The revolving credit facility also contains working capital, net worth and EBITDA requirements as well as a debt to net worth ratio requirement to be monitored on a quarterly basis. At January 31, 2008, we were in default with the working capital, net worth, EBITDA and debt to net equity ratio requirements. Comerica Bank issued a notice of no action to Cygne regarding the default on the covenants. The bank’s decision to not take action to enforce its rights under the agreement does not constitute a waiver of any of the Bank’s rights, powers and remedies with respect to the defaults. If this credit agreement is terminated, the bank demands immediate payment of all outstanding borrowings as a result of being in default of our covenants, or our borrowing availability is restricted thereunder, we may have difficulty in satisfying our working capital needs, which would have a material adverse effect on our business, results of operations and financial condition.

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

As of January 23, 2008, Mr. Hubert Guez has reported in filings with the Securities and Exchange Commission that he beneficially owned, had the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 21.2% of the outstanding shares of our common stock. In addition, as of November 23, 2007, Serge Kraif has reported in filings with the Securities and Exchange Commission that he owned, had the power to dispose or direct the disposition of, and to vote or direct the voting of, shares representing approximately 23.6% of the shares of our outstanding common stock. Further, as of January 31, 2008, Mr. Kraif has the right to acquire up to an additional 6,364,286 shares of common stock (which would increase his ownership to approximately 34.6% of our common stock) through the conversion of the Convertible Note and exercise of the Note Warrant issued to Mr. Kraif. Accordingly, Hubert Guez and Serge Kraif effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. All of the shares beneficially owned by Mr. Guez and Mr. Kraif have been registered for resale under the Securities Act of 1933.

In addition, Mr. Manuel owns 4,946,975 shares of our common stock, which constitutes approximately 13.0% of our outstanding common stock (approximately 11.2% after giving effect to the issuance of common stock to Mr. Kraif upon conversion of the Convertible Note and the exercise of the Note Warrant). All of the shares beneficially owned by Mr. Manuel were registered for resale in Form S-3 dated January 11, 2008. Our certificate of incorporation, as amended, prohibits any stockholder from acquiring more than 5% of our outstanding common stock without the prior approval of our Board of Directors.

Our organizational documents and Delaware law have provisions that could delay or prevent a change in control of our company, which could negatively affect your investment.

In addition to Diversified Apparel, Hubert Guez and Mr. Kraif together beneficially owning a majority of our outstanding common stock, our certificate of incorporation and bylaws and Delaware law contain provisions that could delay or prevent a change in control of our company that stockholders may consider favorable. Some of these provisions:

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

Between February 1, 2004 and January 31, 2008, the market price of our common stock has ranged from a low of $0.25 to a high of $6.74 per share. On May 2, 2008, the last reported sale price of our common stock on the NASDAQ was $0.43. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

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

In addition, on January 11, 2008, we registered the sale of 25,674,078 shares of our common stock, which represents approximately 56.6% of our outstanding shares of common stock (assuming the exercise of warrants and conversion of convertible securities held by the selling stockholders). The average daily and weekly trading volume of our common stock on the Nasdaq Capital Market is significantly lower than the number of shares that were registered for resale. Sales of our common stock by these stockholders could negatively impact the price of our common stock.

On January 14, 2008, we received a Nasdaq Staff Deficiency Letter indicating that we fail to comply with the minimum bid price requirement for continued listing because the bid price of our common stock has closed under $1.00 for the last 30 business days. Under Nasdaq rules, we have until July 14, 2008 to regain compliance. If at July 14, 2008, our minimum bid price has not closed at $1.00 per share or more for a minimum of 10 consecutive business days but we are otherwise in compliance with the initial listing criteria, we will have an additional 180 calendar day to come into compliance with the minimum bid requirement. If we cannot come into compliance with the Nasdaq rules within the time periods specified about, our common stock will be delisted. There can be no assurance that we will be able to come into compliance with the requirements for continued listing on Nasdaq.

ITEM 1(B).	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our executive and general offices are located at 11 West 42nd Street, New York, New York. We rent 7,435 square feet pursuant to a lease that expires on October 31, 2008.

We lease 4,500 square feet of showroom space at 215 West 40th Street, New York, New York under an operating lease that expires on October 31, 2008.

We own a manufacturing facility in Guatemala with approximately 100,000 square feet that we believe is well maintained and in good operating condition. The land and building at this facility is currently for sale.

On November 14, 2007, with an effective date of January 1, 2008, Cygne entered into a memorandum of understanding with Shipson, LLC (“Shipson”). Pursuant to the memo of understanding, Cygne will pay fees to Shipson which will allow Cygne the use of approximately 27,000 square feet of Shipson’s leased space at 4900 Zambrano Street, Commerce, CA 90040 for warehousing, shipping and office space. Cygne can terminate this agreement at any time with 90 days prior notice.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

On March 21, 2008, we received a letter from Weltman, Weinberg & Reis Co., LPA informing us that they had been retained by China Export & Credit Corporation aka Sinosure (“Sinosure”) to investigate a collection claim by Evolve International Trading (Shanghai) Co. Ltd. (“Evolve”). Evolve claims that it shipped certain goods to us and that we owe Evolve $1,519,822 in unpaid invoices for those goods. This letter and the supporting documents were forwarded to Diversified Apparel Resources, LLC (“DAR”). DAR has examined the documents and informed us that we have no liability concerning these amounts. Therefore, we consider it remote that we will have to pay this amount and it is not recorded as a liability in the financial statements.

On April 11, 2008, we received a summons and complaint on behalf of M.Y. Accessories Ltd. (“M.Y.”). M.Y. claims that it sold and delivered certain goods to Diversified Apparel Resources, LLC (“DAR”) and us. In the complaint, M.Y. claims that DAR and us are responsible for the $311,373 in unpaid invoices for those goods. This letter and the supporting documents were forwarded to DAR. DAR has examined the documents and informed us that we have no liability concerning these amounts. Therefore, we consider it remote that we will have to pay this amount and it is not recorded as a liability in the financial statements. In addition, in the above complaint, M.Y. claims that it sold and delivered goods to us and that we owe it $27,012.60 in unpaid invoices for those goods. We have examined the documents and we believe that it is probable that we will have to pay this amount. Therefore, we have included this claim at the stated amount as a liability in our financial statements.

On March 20, 2008, we received a summons and complaint on behalf of Copen Associates, Inc. (“Copen”). Copen claims that it sold and delivered certain goods to us on January 18, 2007 and November 1, 2007 as agreed upon and that we owe it $55,871 in unpaid invoices for those goods. We have examined the documents and we believe that it is probable that we will have to pay this amount. Therefore, we have included this claim at the stated amount as a liability in our financial statements.

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

Fiscal Year Ending January 31, 2007	High	Low
First Quarter (through March 21, 2006)	$5.05	$4.18
First Quarter (commencing March 22, 2006)	5.00	3.50
Second Quarter	4.30	2.04
Third Quarter	5.00	1.85
Fourth Quarter	3.34	2.08

Fiscal Year Ending January 31, 2008
First Quarter	$2.50	$1.78
Second Quarter	2.58	1.33
Third Quarter	1.68	0.97
Fourth Quarter	1.08	0.42

The number of stockholders of record of common stock on May 2, 2008 was approximately 98. We believe that there are a significant number of beneficial owners of our common stock whose shares are held in “street name”. The closing sale price of our Common Stock on May 2, 2008 was $0.43 per share.

On January 14, 2008, we received a Nasdaq Staff Deficiency Letter indicating that we fail to comply with the minimum bid price requirement for continued listing because the bid price of our common stock has closed under $1.00 for the last 30 business days. Under Nasdaq rules, we have until July 14, 2008 to regain compliance. If at July 14, 2008, our minimum bid price has not closed at $1.00 per share or more for a minimum of 10 consecutive business days but we are otherwise in compliance with the initial listing criteria, we will have an additional 180 calendar day to come into compliance with the minimum bid requirement. If we cannot come into compliance with the Nasdaq rules within the time periods specified, our common stock will be delisted. There can be no assurance that we will be able to come into compliance with the requirements for continued listing on Nasdaq.

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

On August 3, 2007, in a private equity placement, we issued 2,655,073 shares of Common Stock at a price of $1.38 per share. In addition, we issued to the purchasers warrants to purchase an aggregate of 1,062,030 shares of Common Stock at an exercise price of $1.95 per share.

Cygne has filed a registration statement which was declared effective on May 14, 2007 for resale by certain of its stockholders of an aggregate of 13,928,571 shares of Cygne’s common stock. 11,928,571 shares were acquired by Diversified Apparel directly from Cygne in connection with Cygne’s acquisition of the branded and private label denim apparel business from Diversified Apparel and the subsequent conversion of $7,500,000 principal amount of the Note, and 2,000,000 shares were acquired by Hubert Guez and Paul Guez from Cygne in connection with Cygne’s acquisition of certain assets of the private label apparel division of Innovo Group, Inc. on May 12, 2006. The selling stockholders (other than Diversified Apparel and Paul Guez) are members of Diversified Apparel who acquired the shares of common stock by distribution from Diversified Apparel. The 13,928,571 shares offered constitute, in the aggregate, approximately 36.7% of Cygne’s shares outstanding as of May 2, 2008.

Cygne has filed a registration statement which was declared effective on January 11, 2008 for resale by certain of its stockholders of an aggregate of 25,674,078 shares of Cygne’s common stock. 16,950,000 shares were acquired by Mr. Kraif in exchange for $37.0 million principal amount of an outstanding promissory note, 3,717,103 shares were acquired by certain of the selling stockholders in a private placement consummated in August 2007 in connection with Cygne’s entering into a new credit arrangement and 60,000 shares were acquired by non-employee directors pursuant to grants of restricted stock under our 2006 Incentive Plan. The remaining 4,946,975 shares are owned by Mr. Manuel, our Chairman and Chief Executive Officer.

Performance Graph

The graph compares our performance from February 1, 2003, the first day of our 2003 fiscal year, to January 31, 2008, the last business day of our fiscal year, against the return of the S&P Apparel, Accessories & Luxury Goods Index and the Russell 2000 Stock Index. The graph assumes (a) $100 was invested on February 1, 2003 in each of our common stock, the stocks comprising the S&P Apparel, Accessories & Luxury Goods Index and the stocks comprising the Russell 2000 Stock Index, and (b) the reinvestment of dividends.

	2/1/03	2/1/04	2/1/05	2/1/06	2/1/07	2/1/08
Cygne Designs, Inc	100.0	304.0	264.0	3800.0	1720.0	400.0
S&P Apparel, Accessory Group	100.0	117.0	148.4	163.5	208.8	150.6
Russell 2000 Index	100.0	156.1	168.4	197.8	216.1	188.3

Equity Plan Compensation Agreement

The following table sets forth information as of January 31, 2008 with respect to shares of our common stock that could have been issued under our 2006 Incentive Plan, which is our only equity incentive plan and was approved by stockholders on January 20, 2006.

On April 25, 2008, we appointed Jay Furrow as President and Chief Executive Officer of Cygne. The Company granted to Mr. Furrow a fully vested 10-year option to purchase one million shares of the Company’s common stock at a price of $0.30 per share.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	119,231	0	2,880,769
Equity compensation plans not approved by security holders	1,000,000	$0.30	1,000,000

Total	1,119,231	$0.30	3,880,769

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables summarize certain selected financial information that should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, which have been audited by our registered independent public accounting firm, and the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K. The discontinued operation in 2003, the acquisitions in 2005 and 2006, the reversal of income tax accrual of $400,000 in 2003, and the recording of the deferred tax liability provision in 2005 and 2006 of $785,000 and $1,686,000, respectively, the deferred tax benefit of $2,471,000 in 2007 and the loss on impairment of goodwill and intangible assets of $61,850,000 in 2007 materially affect the comparability of the financial data reflected below.

In addition, problems at our contractor in Mexico as discussed in Item 1, Significant Financial and Business Developments, caused an increase in our cost of goods sold of $2,480,000.

The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited financial statements and the accompanying notes thereto of us and our consolidated subsidiaries. The consolidated statements of income data set forth below for the 2003 year and the consolidated balance sheet data as of the last day of our fiscal years 2003, 2004 and 2005 are derived from our audited financial statements. The consolidated statements of income data for each of the three years in the period ended January 31, 2008, and the consolidated balance sheet data as of January 31, 2007 and 2008 are derived from the audited consolidated financial statements and should be read in conjunction with those consolidated financial statements and the accompanying notes.

	Fiscal Year (1)
	2003	2004	2005	2006	2007
	(In thousands except per share amounts)
Income Statement Data
Net sales	$27,082	$28,960	$58,453	$118,816	$95,753
Cost of goods sold	22,932	25,133	46,339	93,342	79,826

Gross profit	4,150	3,827	12,114	25,474	15,927
Selling, general and administrative (2)	3,411	3,246	11,174	16,619	14,348
Depreciation and amortization (3)	37	66	997	2,070	2,022
Loss on impairment of goodwill and intangibles	—	—	—	—	61,850
Provision for restructuring	—	—	102	—	—
Gain on extinguishment of debt (4)	—	—	—	—	(1,733)

Income (loss) from continuing operations before interest, other expense and income taxes	702	515	(159)	6,785	(60,560)
Interest income	(16)	(14)	(22)	—	(18)
Interest expense, including amortization (5)	180	159	5,034	5,033	5,359
Other expense	—	26	175	—	—

Income (loss) from continuing operations before income taxes	538	344	(5,346)	1,752	(65,901)
(Benefit) provision for income taxes (6)	(374)	3	820	1,910	(2,041)

Income (loss) from continuing operations	912	341	(6,166)	(158)	(63,860)
(Loss) from discontinued operation, net (includes a loss on disposal of ($479) in 2003 (7)	(528)	(28)	—	—	—

Net income (loss)	$384	$313	($6,166)	($158)	($63,860)

Income (loss) per share-basic and diluted from continuing operations	$0.07	$0.03	($0.34)	($0.01)	($2.00)
(Loss) per share-basic and diluted from discontinued operation	(0.04)	—	—	—	—

Net income (loss) per share-basic and diluted	$0.03	$0.03	($0.34)	($0.01)	($2.00)

Weighted average shares outstanding:
Basic	12,438	12,438	17,861	25,913	32,007

Diluted	12,441	12,443	17,861	25,913	32,007

Balance Sheet Data (as of the end of fiscal year)

	Fiscal Year (1)
	2003	2004	2005	2006	2007
	(In thousands)
Cash	$3,345	$3,575	$977	$1,709	$128
Trade accounts receivable, net	—	837	70	1,621	9,921
Due from factor, net (8)	1,775	—	15,443	9,758	—
Due from related parties (9)	—	—	—	7,917	6,392
Inventories	2,206	2,707	4,489	1,937	2,849
Intangibles and goodwill (10)	—	—	69,051	77,414	13,677
Total assets	9,529	9,160	91,151	101,283	34,258
Short-term bank borrowings	—	—	—	—	9,794
Secured subordinated promissory note (11)	—	—	29,149	29,917	—
Subordinated convertible note payable (12)	—	—	—	—	6,111
Advances from factor (8)	—	—	15,887	9,542	—
Due to related parties (9)	—	—	550	98	—
Stockholders’ equity	7,502	7,715	41,704	49,418	11,240

(1)

Prior to October 31, 2005, references to year 2003 and 2004 are to our fiscal year commencing in that calendar year and ending on the Saturday closest to January 31 of the following year and all references to year 2005, 2006 and 2007 are to our fiscal year commencing in that calendar year and ending on January 31 of the following year. Effective October 31, 2005, we changed from a thirteen-week quarterly reporting period to last day of month quarterly reporting period, with our fiscal year now ending on January 31 of each year. The change was made to conform to the quarterly accounting periods of other major apparel companies. The change did not have a material impact on our financial condition, results of operations or cash flows.

(2)	The selling, general and administrative expense includes an impairment loss for the Guatemalan facilities of $978,000 (facilities and equipment) in year 2005.
(3)	For years 2003 and 2004, depreciation and amortization related to fixed assets and leaseholds only. In 2005, 2006 and 2007 depreciation and amortization related to fixed assets and leaseholds amounted to approximately $101,000, $132,000, and $135,000, respectively, and amortization of intangible assets amounted to approximately $896,000, $1,938,000 and $1,887,000, respectively.
(4)	In connection with the conversion of the $37.0 million Note into shares of Common Stock, the Convertible Note and warrants in August 2007, we recorded a gain on extinguishment of debt of $1,733,000.
(5)	In 2005, interest expense consisted of interest on advances from factor of $454,000, interest on the secured subordinated promissory note of $1,120,000, non-cash interest associated with the amortization of debt discount on the secured subordinated promissory note of $1,286,000 and non-cash interest associated with the amortization of debt discount on the deferred purchase price of $111,000 and a write-off of $2,063,000 in connection with the issuance of 1,428,571 shares of our common stock in payment of $7.5 million principal amount of the secured subordinated promissory note issued to Diversified Apparel.

In 2006, interest consisted of interest on advances from factor of $1,355,000, interest on the secured subordinated promissory note of $1,410,000 and non-cash interest associated with the amortization of debt discount on the secured subordinated promissory note of $2,268,000.

In 2007, interest included interest paid to factor of $494,000 on its advances to us, interest on the credit facility of $450,000, the amortization of the discount on the Note of $1,496,000, amortization of the discount of the Convertible Note of $2,856,000, and amortization of deferred financing costs of $50,000. The holder of the Convertible Note agreed to waive the interest due for the period August 9, 2007 (date of issuance) through January 31, 2008 of $315,801. We have recorded the waiver as a reduction of interest expense for the year ended January 31, 2008.

(6)	At January 31, 2004, we reversed a part of a tax audit reserve by $400,000 based on our knowledge of the status of the issues of the audit of a subsidiary located in Guatemala. In 2005 and 2006, we recorded a deferred tax liability provision of $785,000 and $1,686,000, respectively and recorded a reversal of deferred tax liability of $2,471,000 in 2007.

(7)	Pursuant to an agreement dated June 10, 2002 modified by an amendment dated July 29, 2002, we sold our Jordanian business to Century Investment Group (“CIG”) for $833,000 plus the assumption of all outstanding liabilities of the Jordanian company of approximately $943,000. The agreement also stated that any disputes between the parties must be submitted to arbitration in Jordan.

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

(8)	For 2003, amount due from factor was due from GMAC Commercial Credit LLC. For 2005 and 2006, amount due from factor was due from Milberg Factors, Inc. Advances from factor were advances from Milberg Factors, Inc.

(9)	For 2006 and 2007, due from related parties was the net amount due from Hubert Guez and companies controlled by Hubert Guez. For 2005, due to related parties was the net amount due to Hubert Guez and companies controlled by Hubert Guez.

(10)	We recorded the intangibles and goodwill related to our purchase of the Acquired Business and the Innovo Acquisition. On January 31, 2008, we recorded a loss on impairment of goodwill and intangibles amounting to $61,850,000.

(11)	We recorded the fair value of the secured subordinated promissory note issued in connection with the acquisition of the Acquired Business from Diversified Apparel at $33,300,000, which was originally a $14,200,000 discount from the face value of the $47,500,000 Note. The discount to the Note was being amortized over its estimated useful life (7 years), using the interest method, with a corresponding charge to interest expense. The amortization of debt discount for 2005 was $1,286,000. We recorded a write-off on January 3, 2006 of $2,063,000 in connection with the issuance of 1,428,571 shares of our common stock in payment of $7.5 million principal amount of the Note issued to Diversified Apparel. We recorded the fair value of the deferred purchase price of $3,750,000 at $3,639,000, representing a discount of $111,000. The discount to the purchase price was amortized over its estimated useful life, ended January 31, 2006, using the interest method, with a corresponding charge to interest expense.

On August 9, 2007, we exchanged the Note for shares of common stock, the Convertible Note and warrants. We recognized a gain on extinguishment of the Note, which represents the carrying value of the Note in excess of the value of the common stock, fair value of the Convertible Note and fair value of the warrant issued in exchange therefore.

(12)	We recorded the fair value of the Convertible Note at $11,380,000, which was originally a $3,620,000 discount from the face value of the $15,000,000 Convertible Note. The discount is being amortized to interest expense over 6.5 years. During the year ended January 31, 2008, we repaid $8,125,000 of the Convertible Note through a reduction in the amounts due from related parties and $2,856,000 of debt discount amortization was recorded.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our primary purpose for the purchase was to diversify its business. We accounted for this transaction as a purchase.

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

As of January 23, 2008, Mr. Hubert Guez has reported in filings with the Securities and Exchange Commission that he beneficially owned, had the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 21.2% of the shares of the Company’s common stock. In addition, Mr. Hubert Guez has advised us that he (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Sportswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources, LLC. AZT International, S.A. de C.V is a 100% subsidiary of Azteca Production International, Inc.

Mr. Hubert Guez has advised us that as of May 12, 2006, Azteca Production International, Inc. may be deemed the beneficial owner of approximately 12.7% of Innovo Group Inc. common stock. Hubert Guez may be deemed to have the sole power to direct the voting and disposition of approximately 5.9% of Innovo Group Inc. common stock.

The purchase price consideration is comprised of the following:

($ in thousands except per share amounts)
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

$10,301

The amortization of the Innovo intangible assets for the years ended January 31, 2008 and 2007 was $1,200,000 and $1,253,000, respectively. At January 31, 2008, based on our annual impairment assessment, we recorded an impairment of the entire balance of identifiable intangible assets of $1,547,000.

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

As the result of our acquisitions, we are a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, causal and career apparel and men’s denim apparel with sales to retailers located in the United States.

Our major customers in 2007 were JC Penney, or JCP, Kohl’s, Target Stores, or Target, and until December 2007 American Eagle Outfitters, or AEO. As a private label manufacturer, we produce apparel upon orders from our customers for sale under the customers’ own labels, rather than producing our own inventory of apparel for sale under a brand name. Our branded products are sold under the names “Hippie and “Hint Jeans”.

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

We now source our non-denim private label garments through third party manufacturers. Prior to November 2007, we manufactured these garments in our facility in Guatemala. Our branded and private label denim products are sourced through third party manufacturers in the Far East and Mexico.

We historically have been dependent on one or more key customers. For the year ended January 31, 2008 sales to JC Penney, Kohl’s, American Eagle Outfitters (“AEO”) and Target accounted for 23%, 17%, 33% and 16%, respectively, of our net sales. For the year ended January 31, 2007, sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 16%, 14%, 27% and 15%, respectively, of our net sales. For the year ended January 31, 2006, sales to New York & Company (“NY&C”), JCP and Kohl’s accounted for 32%, 21% and 18%, respectively, of our net sales.

On a pro forma basis after giving effect to the Innovo Acquisition as if such acquisition had been consummated on February 1, 2006, our sales to JC Penney, Kohl’s, American Eagle Outfitters and Target would have accounted for approximately 13%, 12%, 31% and 19%, respectively, of our net sales for the year ended January 31, 2007.

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

We cannot assure you that our major customers will continue to purchase merchandise from us at the same rate as they have historically from us, or at all in the future, or that we will be able to attract new customers. In addition, our major customers have the ability to exert significant control over our business decisions, including prices. As a result of the problem with sourcing from a related party discussed in Item 1, “Significant Financial and Business Developments”, we no longer have AEO as a customer. Additionally, as a result of the United States discontinuance of textile import quotas affecting products sourced by us on January 1, 2005, we no longer do business with New York & Company, which had been a major customer, as New York & Company has opted to place orders in China and other countries in the Far East.

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

In the year ended January 31, 2006, based on an appraisal by an independent third party, we recorded a 100% impairment charge with respect to our equipment, furniture and fixtures at our Guatemalan facility and established a salvage value of $375,000 for the land, building and building improvements. The land and building is currently for sale, although there can be no assurance that we will be able to dispose of the land building at salvage value or at all. We incurred severance costs related to the closure of this facility of approximately $275,000 which was recorded as an expense and paid during the three months ended January 31, 2008.

Based on our annual assessment at January 31, 2008, an impairment of identifiable intangibles and goodwill of $61,850,000 was recorded on the Consolidated Statement of Operations. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The final impairment loss may involve revaluation. Cygne has engaged an independent third party to determine the value of the identifiable intangible assets and goodwill.

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

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by us from time to time when we have available funds and (ii) all accrued but unpaid interest at January 31, 2007 was waived. We have recorded the waiver as a reduction of interest expense in the year ended January 31, 2007. As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivable.

Effective April 30, 2007, Mr. Kraif agreed that the $1.5 million principal payments on the Note due on April 30, 2007 and July 31, 2007 could be delayed pending stockholder consideration of the Conversion Agreement. Our stockholders approved the Conversion Agreement on August 9, 2007, and this $3.0 million principal payment was satisfied through the issuance of the common stock, convertible note and warrant discussed above. Mr. Kraif agreed to waive the interest due for the period February 1, 2007 through August 9, 2007. We have recorded the waiver as a reduction of interest expense for the year ended January 31, 2008. As of January 31, 2008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due January 31, 2009, April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, April 30, 2010, July 31, 2010, October 31, 2010, January 31, 2011, and April 30, 2011, totaling $6,250,000. As of January 31, 2008, Diversified Apparel agreed to accept $4,738,125 in exchange for immediate payment of these ten payments, which was offset against the related party receivable. In addition, Mr. Kraif agreed to waive the interest due for the period August 9, 2007 through January 31, 2008 of $315,801. We have recorded the waiver as a reduction of interest expense for the year ended January 31, 2008.

On August 9, 2007, the shareholders approved the Note conversion which resulted in the gain on extinguishment of the Note of $1,733,000. The gain was determined by the change between the carrying value of the Note against the fair value of the Convertible Note of $11,380,000 and the fair value of the warrants of $3,248, 000. The fair value of the warrant was determined using the closing price of the common stock on August 9, 2007, the date that the Conversion Agreement was approved by the stockholders, using the Black-Scholes option pricing model with the following assumptions: stock price at the approval date of the Conversion Agreement of $1.54; exercise price of $3.00; term of 5 years; volatility factor of 71.2%; dividend yield of zero; discount rate of 4.64%.

Problems with Sourcing from a Related Party

On December 18, 2007, a creditor company of AZT, a related party to us and the Mexican contractor for our vendor, Diversified Apparel which is also a related party to us, obtained a court decree against AZT which allowed this creditor company to obtain possession of all of our fabric, trim, work-in-process and finished goods located at the AZT manufacturing facility in Mexico. Mr. Manuel, our CEO, immediately entered into intensive discussion with the creditor company as well as our two customers serviced by the AZT Mexican manufacturing facility. The court decree to AZT was not due to any of our wrongdoing but a claim by the creditor company against AZT.

AEO’s response was to cancel all orders issued to us and to issue new orders for the same garments to the creditor company. Shipments to AEO are estimated to be $2,700,000, and our revenues were reduced by such amount. We no longer have AEO as a customer.

Mr. Manuel negotiated an agreement with the creditor company whereby the creditor company would continue to ship to us our second customer and invoice us for the garments shipped which shipment was completed in April 2008. We in turn, invoiced our customer. We would pay the creditor company thirty days after shipment of garments. At January 31, 2008, we owed the creditor company $954,000, which has not been paid as of the date hereof.

Diversified Apparel agreed to reimburse us for the cost of the lost fabric and the normal gross profit lost on the sales to AEO and our second customer. The cost of the fabric of $2,480,000, which is included in our cost of goods sold, and the lost gross profit of $754,000, are shown on the financial statements as an increase to Due from Related Parties and an increase to paid-in-capital. Had we not had this situation with our vendor, we would have shipped to our customers and collected trade receivables of $5,000,000. Although Diversified Apparel agreed to reimburse us at wholesale prices for the lost shipments, the reimbursement was included in the Due from Related Parties account on the balance sheet. The Due from Related Parties already included advances made to DAR under the Supply Agreement for costs to make the product. The net financial result of the transaction is that we did recoup our losses through reductions in amounts owed by Cygne on the Convertible Note which was assigned to Diversified Apparel. We have not received any cash reimbursement from Diversified Apparel in relation to our losses which adversely affected our cash flows.

We no longer source goods from AZT.

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

Accounts Receivable, Due from Factor and Allowance for Customer Chargebacks and Trade Discounts and Allowance for Doubtful Accounts

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

We terminated our Factoring Agreement on July 31, 2007. For shipments subsequent to July 31, 2007, we have assumed the credit risk for all of our trade receivables. We estimate a reserve for doubtful accounts considering delinquent customer payments and customer credit reports, as well as continuing to estimate the allowances for customer chargebacks and trade discounts to be applied against our trade accounts receivable considering both historical and anticipated deductions taken by customers. At January 31, 2008, we have reserved approximately $1,831,000 for allowances for customer chargebacks and trade discounts and approximately $94,000 for allowance for doubtful accounts. A change in this estimate could result in the need to record additional reserves.

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

We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill for impairment in accordance with Statement of Financial Accounting Standard No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

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

In connection with the Innovo Acquisition and acquisition of the Acquired Business, we recorded goodwill of $72,877,000 and identified intangible assets which included customer relationships, trademarks and product lines with a carrying value of $2,650,000 at January 31 2008. At January 31, 2008, we conducted our annual impairment assessment of the value of the goodwill and identified intangible assets based on a discounted cash flow model of projected earnings. Negative trends in sales and gross margins resulted in lower projected future earnings. To aid us, we retained an independent party to perform the valuation. The negative sales trends were the result of market conditions, the loss of two customers in 2007 which accounted for 49% of our 2007 sales, a substantial decrease in demand for our branded jeans and our non-denim private label products. The negative trends in gross margins resulted from the loss of guaranteed gross margins under the Supply Agreement. Based on the results of the valuation, charges of approximately $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the value of the remaining identifiable intangible assets.

Amortization of Discounts on Secured Subordinated Promissory Note and on Deferred Purchase Price

We recorded the fair value of the Note in the original principal amount of $47,500,000 issued in connection with the acquisition of the Acquired Business at $33,300,000, which was originally a $14,200,000 discount from the face value of the Note. The discount to the Note was being amortized to interest expense over the term of the Note. On August 9, 2007, we extinguished the Note and offset the remaining unamortized discount to gain on extinguishment of debt.

We recorded the fair value of the $15,000,000 Convertible Note issued in partial payment of the Note at a discount of $3,620,000 from its face value. Beginning August 10, 2007, this discount to the Convertible Note is being amortized to interest expense over the remaining 6.5 year term of the Convertible Note. During the year ended January 31, 2008, $2,856,000 of debt discount amortization was recorded. The normal amortization was $418,000. As a result of the partial prepayment of the Convertible Note at a discount, we recorded additional debt amortization of $2,438,000.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes reserves for allowances for customer chargeback and trade discounts and doubtful accounts. Such reserves amounted to $1,831,000, $1,510,000 and $1,962,000 at January 31, 2008, 2007 and 2006, respectively. Should events or circumstances change, we could have to record additional accruals for increased reserves.

Reclassification

Certain reclassifications have been made to the January 31, 2007 Balance Sheet to conform to the January 31, 2008 Balance Sheet, relating to amounts due from related parties, due to related parties and accounts payable. This reclassification results from the right of offset among the related parties and an unrelated party.

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

	Year
	2007	2006	2005
Net Sales	100.0%	100.0%	100.0%

Gross profit	16.6	21.4	20.7
Selling, general and administrative expenses	15.0	14.0	19.1
Depreciation and amortization	2.1	1.7	1.7
Loss on impairment of goodwill and intangible assets	64.6	—	—
Gain on extinguishment of debt	(1.8)	—	—
Provision for restructuring	—	—	0.1

(Loss) income before interest, other expense and income taxes	(63.3)	5.7	(0.2)
Interest expense, net	5.5	4.2	8.6
Other expense	—	—	0.3
Provision for income taxes	(2.1)	1.6	1.4

Net (loss)	(66.7)%	(0.1)%	(10.5)%

2007 compared to 2006

Acquisition of Companies

On May 12, 2006, we acquired the private label division of Innovo Group Inc. (“Innovo Acquisition”). We accounted for this transaction as a purchase. Accordingly, a comparison of our results of operations for the year ended January 31, 2008 and 2007 may not necessarily be meaningful.

Net Sales

Net sales for the year 2007 were $95,753,000, a decrease of $23,063,000, or 19.4%, from net sales of $118,816,000 for the year 2006.

The decrease in sales for the year 2007 compared to year 2006 of $23,063,000 was mainly attributable to a decrease in sales of our branded jeans of $21,487,000, a decrease in sales of $2,177,000 from the May 12, 2006 Innovo Acquisition, and a decrease in sales of our non-denim private label garments of $4,795,000, partially offset by an increase in sales to mid-tier and department stores of $5,396,000.

Our branded jeans sales decreased by $21,487,000 due to our discontinuance of our Hippie premium brand of junior jeans which amounted to $4,619,000 and less demand for our Hint brand of junior jeans which amounted to $16,868,000.

Our decrease in sales of $2,177,000 from the May 12, 2006 Innovo Acquisition was caused by less demand from our customers for the garments that we exclusively produce for them.

Our sales of non-denim products, which are manufactured in our Guatemalan manufacturing facility, decreased by $4,795,000. Although we anticipated that over time CAFTA may have made Guatemala more competitive with imports from the Far East in the product categories manufactured by us in Guatemala, we did not experience an increase in demand for our products manufactured in Guatemala. Accordingly, in November 2007 we closed our Guatemalan manufacturing facility.

The increase in sales of $5,396,000 of our mid-tier and department stores was primarily the result of greater consumer demand for private label jeans sold by these stores.

In 2006, sales to JCP, Kohl’s, Target and American Eagle Outfitters (“AEO”) accounted for 16%, 14%, 15% and 27%, respectively, of our net sales. In 2007, sales to JCP, Kohl’s, Target and AEO accounted for 23%, 17%, 16% and 33%, respectively, of our net sales. Target and AEO became our customers through the May 12, 2006 Innovo Acquisition. As a result of the problem with sourcing from a related party discussed in Item 1, “Significant Financial and Business Developments”, we no longer have AEO as a customer. In 2007, sales to AEO were $31,239,000.

Gross Profit

The gross profit for the year 2007 was $15,927,000 (16.6% of net sales), a decrease of $9,547,000, or 37.5%, from the gross profit of $25,474,000 (21.4% of net sales) for the year 2006.

The decrease in gross profit for the year 2007 compared to 2006 of $9,547,000 was the result of a decrease in sales volume, which caused a decrease in gross profit of $4,945,000, a decrease in gross profit of $1,847,000 due to mix of products sold as well as the items listed below.

As a result of the problem with sourcing from a related party in Mexico, the decrease in gross profit also includes the cost of our lost fabric of $2,480,000, which is included in our cost of goods sold.

The remaining decrease in gross profit is due to severance costs related to the closure of our Guatemalan manufacturing facility of approximately $275,000 which were recorded in cost of goods sold and paid during the three months ended January 31, 2008.

The gross margins are guaranteed for all products produced in Mexico at Diversified Apparel’s facilities, a related party. This arrangement expired on January, 31, 2008; as a result, our gross margin could decrease, which will result in a decrease in our gross profit, which will have a material adverse effect on our results of operations and financial condition.

Selling, General and Administrative Expenses (“SG&A”)

Selling, general and administrative expenses for the year 2007 were $14,348,000, a decrease of $2,271,000, or 13.7%, from $16,619,000 for the year 2006. The decrease in SG&A expenses for the year 2007 compared to 2006 of $2,271,000 was mainly attributable to decreased expenses of $2,431,000 comprised of (i) expense reductions of $835,000 on account of lower sales, which included a decrease in distribution and operating service expenses of $356,000 to ship and invoice our decreased sales, a decrease in non-compete payments of $186,000, a decrease in factoring fees of $285,000 on account of a decrease in volume and termination of our factoring arrangement in August 2007 and a decrease in sales expense of $8,000; (ii) a decrease of $380,000 that resulted from our reduction of payroll associated with operations to support orders placed by our former customer, New York & Company; and (iii) a decrease in all other expenses of $1,325,000 mainly comprised of reductions in pre-production and design personnel expenses. Most of the pre-production and design service functions have been transferred to our Far East vendors. This decrease in expenses was partially offset by an increase in expenses of $215,000 comprised of (a) operating expenses of $100,000 for the Innovo Acquisition business acquired on May 12, 2006; (b) an increase in professional fees of $60,000 in connection with various SEC filings, exploration of financing options and obtaining stockholder approval of the conversion of the Note into shares of common stock, the Convertible Note and a warrant; and (c) an increase in severance costs of $109,000 related to the closure of the Guatemalan manufacturing facility.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $135,000 and 132,000, respectively, for the year 2007 and the year 2006. Amortization of intangible assets, which resulted from our acquisitions, was $1,887,000 and $1,938,000 for the year 2007 and the year 2006, respectively. The decrease in amortization in the year 2007 compared to 2006 was mainly due to the accelerated amortization of customer relationships acquired in the Innovo Acquisition.

Loss on Impairment of Goodwill and Intangible Assets

At January 31, 2008, based on the Company’s annual assessment, an impairment of identifiable intangibles of $2,650,000 and goodwill of $59,200,000, for a total of $61,850,000 was recorded.

In connection with the Innovo Acquisition and the acquisition of the Acquired Business, we recorded goodwill of $72,877,000 and identified intangible assets which included customer relationships, trademarks and product lines, with a carrying value of $2,650,000 at January 31, 2008. At January 31, 2008, we conducted our annual impairment assessment of the value of the goodwill and identified intangible assets based on a discounted cash flow model of projected earnings. To aid us, we retained an independent party to perform the valuation. Negative trends in sales and gross margins resulted in lower projected future earnings. The negative sales trends were the result of market conditions, the loss of two customers in 2007 which accounted for 49% of our 2007 sales, a substantial decrease in demand for our branded jeans and our non-denim private label products. The negative trends in gross margins resulted from the loss of guaranteed gross margins under the Supply Agreement. Based on the results of the valuation, charges of approximately $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the value of the remaining identifiable intangible assets.

Gain on Extinguishment of Debt

As a result of the conversion of the $37 million Note into common stock, the Convertible Note, and warrants, we recorded a gain on extinguishment of debt of $1,733,000.

Interest Expense

Interest expense for the year 2007 was approximately $5,675,000 as compared to $5,033,000 for the year 2006. Interest expense for the year 2007 included interest paid to factor of $494,000 on its advances to us, interest on the credit facility of $450,000, amortization of the discount on the Note of $1,496,000, amortization of the discount on the Convertible Note of $2,856,000 and amortization of deferred financing costs of $50,000. Interest expense for the year 2007 was offset by interest income of $18,000. The Note holder waived payment of the interest on the Note and the Convertible Note of approximately $955,000 and $315,801, respectively, for the year 2007. We have recorded the waiver as a reduction in interest expense.

Interest expense for the year 2006 includes interest paid to factor of $1,355,000 on its advances to us, interest on the Note of $1,410,000 and the amortization of the discount on the Note of $2,268,000. Interest expense for 2006 was net of the waiver by the Note holder of the interest of $453,000 for the three months ended January 31, 2007.

Provision for Income Taxes

The (benefit) provision for income taxes for the year 2007 and 2006 was ($2,041,000) and $1,910,000, respectively. The benefit for 2007 was comprised of a provision of United States and State and local income taxes of $448,000, a reversal of tax reserves of $18,000 and a deferred tax reversal of prior years’ deferred tax provisions of $2,471,000. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished or an impairment to the goodwill is recorded. At January 31, 2008, an impairment to goodwill of $59,200,000 was recorded leaving the remaining goodwill at $13,677,000. The provision for United States and state and local income tax includes the effects of the United States net operating loss carryforwards and foreign operations. As of January 31, 2007 the deferred tax assets were net of deferred tax liabilities except for deferred tax liabilities originating from the Company’s taxable business combinations that resulted in tax-deductible goodwill. In these instances, deferred tax liabilities accumulate over time as goodwill was deducted on tax returns but not amortized for financial reporting purposes. These deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference at January 31, 2008, these deferred tax liabilities are not netted against the Company’s net deferred tax asset in determining the valuation allowance. At January 31, 2008, the deferred tax liability related to the goodwill was reversed as a result of the goodwill impairment and a deferred tax asset was recorded for the difference in the carrying value of goodwill between the book and tax purposes, which was fully offset by a valuation allowance.

The provision for 2006 was comprised of $56,000 of federal tax, $200,000 of state and local income taxes and a deferred tax provision of $1,686,000 related to the difference between book and tax basis from indefinite lived goodwill. We recorded a tax provision of $785,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with the acquisition of the Acquired Business and the Innovo Acquisition. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

For the year 2007, our effective tax rate of 3% differs from the federal statutory rate of 34% and our normal effective state and local tax rate of 6% (for a total tax rate of 40%) mainly due to United States and State net operating loss carryforwards, foreign operations, deferred tax on goodwill amortization, goodwill impairment and gain on debt conversion.

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

The gross margins are guaranteed for all products produced in Mexico at Diversified Apparel’s facilities, a related party. This arrangement expired on January 31, 2008; as a result, our gross margin could decrease, which will result in a decrease in our gross profit, which will have a material adverse effect on our results of operations and financial condition.

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

Interest expense for the year 2006 consists of interest paid to factor of $1,355,000 on its advances to us, interest on the secured subordinated promissory note (“Note”) of $1,410,000 and the amortization of the discount on the Note of $2,268,000. Interest expense for 2006 was net of the waiver by the Note holder of the interest of $453,000 for the three months ended January 31, 2007.

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

	(In thousands, except per share amounts)
	Year ended January 31,
	2008 Actual	2007 Pro forma	2006 Pro forma
Net sales	$95,753	$138,796	$171,522
Net income	$(63,860)	$(262)	$(200)
Net income per share—basic and diluted	$(2.00)	$(0.01)	$(0.01)

Non-GAAP financial measures

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and our lenders, to assess:

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

	Adjusted EBITDA
	(In thousands) Year Ended January 31
	2008	2007
Reconciliation of EBITDA to net (loss)
Net (loss)	$(63,860)	$(158)
Loss on impairment of goodwill and intangible assets	61,850	—
Depreciation and amortization	2,022	2,070
Interest expense	5,341	5,033
(Benefit) Provision for income taxes	(2,041)	1,910

Gross EBITDA	3,312	8,855
Less, Gain on extinguishment of debt	1,733	—

Adjusted EBITDA	$1,579	$8,855

Liquidity and Capital Resources

On July 31, 2007, we modified our Supply and Distribution Agreements with Diversified Apparel, a related party. (see footnote 10 to Consolidated Financial Statements). As a result, we purchased the entire inventory at our Commerce California warehouse and the fabric at AZT, a related party in Mexico. From July 31, 2007 to December 18, 2007, we purchased our fabric for production in Mexico.

These changes require us to maintain higher inventory balances and consequently, higher balances with our credit lines.

On December 18, 2007, a creditor company of AZT, a related party to us and the Mexican contractor for our vendor, Diversified Apparel, which is also a related party to us, obtained a court decree against AZT which allowed this creditor company to obtain possession of all of our fabric, trim, work-in-process and finished goods located at the AZT manufacturing facilities in Mexico. Mr. Manuel, our CEO, immediately entered into intensive discussion with the creditor company as well as our two customers serviced by the AZT Mexican manufacturing facility. The court decree to AZT was not due to any wrongdoing of the Company but a claim by the creditor company against AZT.

AEO’s response was to cancel all orders issued to us and to issue new orders for the same garments to the creditor company. Shipments to AEO are estimated to be $2,700,000, and our projected sales were reduced by such amount. As a result of this incident, we no longer have AEO as a customer.

Mr. Manuel negotiated an agreement with the creditor company whereby the creditor company would continue to ship to us our second customer’s garments with sales estimated at $2,600,000 and invoice us his costs for the garments shipped which shipment was completed in April 2008. We, in turn, invoiced our customer for these garments. We agreed to pay the creditor company thirty days after shipment of garments. At January 31, 2008, we owed the creditor company $954,000, which has not been paid as of the date hereof.

Diversified Apparel agreed to reimburse us for the cost of the lost fabric and the normal gross profit lost on the sales to AEO and our second customer. The cost of the fabric of $2,480,000, which is included in our cost of goods sold, and the lost gross profit of $754,000, are shown on the financial statements as an increase to Due from Related Parties and an increase to paid-in-capital. Had we not had this situation with our vendor, we would have shipped to our customers and collected trade receivables of $5,000,000. Although Diversified Apparel agreed to reimburse us at wholesale prices for the lost shipments, the reimbursement was included in the Due from Related Parties account on the balance sheet. The Due from Related Parties already included advance made to DAR under the Supply Agreement for costs to make the product. The net financial result of the transaction is that we did recoup our losses through reductions in amounts owed by Cygne on the Convertible Note which was assigned to Diversified Apparel. We have not received any cash reimbursement from Diversified Apparel in relation to our losses which adversely affected our cash flows and liquidity.

Net cash used in operating activities for the year 2007 was $5,208,000. The components of cash used in operating activities totaling $19,948,000 are (i) an increase in trade receivables of $10,225,000, which reflects the replacement of the factoring agreement with the Comerica Bank credit facility, pursuant to which we retain ownership of, and responsibility for collecting, receivables, (ii) an increase in inventories of $3,392,000, which reflects the change in inventory due to the modification of our Supply and Distribution agreements with a related party as described above, (iii) an increase in prepaid expenses and deposits of $410,000, which reflects prepaid professional fees in connection with the new Comerica bank agreement and deposits on inventory, (iv) a decrease in accounts payable of $3,151,000 due to an increase in payables to related parties for items which were obtained from third party vendors in the prior year, (v) an increase in income taxes payable of $195,000 as the tax payments were less than the tax provision for the twelve months ended January 31, 2008 and (vii) a decrease in amounts due from related parties of $2,965,000 primarily due to non-cash payment from related parties of $4,738,000. The cash used in operating activities was offset by cash provided of $14,740,000. The components of cash provided are (a) net income of $3,347,000, which consists of (i) the gross loss of $63,860,000, (ii) depreciation of $135,000, (iii) amortization of intangible assets of $1,887,000, (iv) amortization of debt discount of $4,352,000, (v) increase in allowance for customer chargebacks and trade discounts of $394,000, (vi) increase in allowance for doubtful accounts of $94,000, decrease in deferred taxes of $2,471,000, (viii) non-cash stock compensation of $109,000, (x) loss on Mexican inventory of $2,480,000, (xi) loss on impairment of goodwill and intangible assets of $61,850,000, (xii) issuance of restricted stock units to our directors valued at $60,000 and (xiii) amortization of deferred financing costs of $50,000, partially offset by a gain on extinguishment of debt of $1,733,000, (b) a decrease in due from factor of $11,195,000 as our factoring agreement was cancelled and replaced by the Comerica Bank credit facility and (c) an increase in accrued expenses of $216,000 mainly due to an increase in finished goods in transit.

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

Cash used in investing activities for the year 2007 of $179,000 consisted of expenditures incurred in connection with the purchase of computers of $73,000 and leasehold improvements of $106,000.

Cash used in investing activities for the year 2006 of $414,000 consisted of expenditures incurred in connection with the purchase of the Acquired Business from Diversified Apparel of $250,000 and the Innovo Acquisition of $110,000 and the purchase of computers of $54,000.

Cash provided by financing activities for the year 2007 of $3,806,000 consisted of the proceeds from the short-term borrowings of $52,345,000, repayments of short-term borrowings of $42,551,000, the advances from the factor of $30,024,000, repayments to the factor of $39,566,000, proceeds from the issuance of common stock of $3,664,000, and costs incurred in connection with the issuance of common stock of $110,000.

The financing activities for the year 2006 of $6,344,000 consisted of cash received of $1,000 from the exercise of stock options, advances from the factor of $86,928,000 and repayment of advances to the factor of $93,273,000.

We intend to finance our operations for the next twelve months through the use of operating profits, borrowings under our Comerica Bank revolving credit facility, loans from third parties, extended payment terms with our vendors and the sale of our stock.

Our financial performance for the next twelve months will depend on a variety of factors, principally the amount of sales to JC Penney and, Kohl’s, our cost of goods sold and our ability to raise capital. If we have significant operating losses, we could face severe liquidity pressures, which would adversely affect our financial condition and results of operations and cash flows. We have in the past incurred costs in restructuring our operations due to the loss of customers and could incur additional costs in the future associated with the restructuring of our operations. We believe that we will have sufficient working capital to support our business for the next twelve months if our assumptions regarding our anticipated operating profits are correct, credit is available to us on reasonable terms, and we obtain loans from third parties. We are also currently seeking extended payment terms with our vendors.

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

The total value of our common stock, the Convertible Note and warrant issued to Mr. Kraif on August 9, 2007 was approximately $28.3 million.

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was waived. The holder of the Note also has waived the interest payment due from February 1 through August 9, 2007. As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivables.

On August 9, 2007, the shareholders approved the Note conversion which resulted in the gain on extinguishment of the Note of $1,733,000. The gain was determined by the change between the carrying value of the Note against the fair value of the Convertible Note of $11,380,000 and the fair value of the warrants of $3,248, 000. The fair value of the warrant was determined using the closing price of the common stock on August 9, 2007, the date that the Conversion Agreement was approved by the stockholders, using the Black-Scholes option pricing model with the following assumptions: stock price at the approval date of the Conversion Agreement of $1.54; exercise price of $3.00; term of 5 years; volatility factor of 71.2%; dividend yield of zero; discount rate of 4.64%.

The Convertible Note bears interest at the annual rate of 4.7%. Twenty-four (24) quarterly principal payments of $625,000 will be payable on the Convertible Note beginning April 30, 2008 and ending on the maturity date of January 31, 2014. Interest will be paid quarterly on the principal balance outstanding prior to the quarterly principal payment. Any principal outstanding on the Convertible Note will be convertible at the conversion price of $3.50 a share. We, at our option, may prepay the principal balance outstanding at any time with payment discount rates ranging from 24.19% if prepayment occurred before January 31, 2008 declining to 3.43% if payment occurs between February 1, 2013 and January 31, 2014. The Convertible Note is subordinated to borrowings from Comerica Bank.

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

As of January 31, 20008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due January 31, 2009, April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, April 30, 2010, July 31, 2010, October 31, 2010, January 31, 2011, and April 30, 2011, totaling $6,250,000. As of January 31, 2008, Diversified Apparel agreed to accept $4,738,125 in exchange for immediate payment of these ten payments, which was offset against the related party receivable.

In addition, Mr. Serge Kraif has waived all the accrued but unpaid interest for the period of August 9, 2007 through January 31, 2008 of approximately $316,000.

All shares of our common stock issued pursuant to the Conversion Agreement, upon conversion of the Convertible Note or upon exercise of the Warrant were registered for resale under the Securities Act on January 11, 2008.

Based on a third party valuation, we determined the fair value of the $15,000,000 Convertible Note. As a result, we recorded a debt discount of $3,620,000 to reduce the carrying value of the $15,000,000 Convertible Note to its face value of $11,380,000. The discount is being amortized to interest expense over 6.5 years. During the year 2007, $2,856,000 of debt discount amortization was recorded. The normal amortization was $418,000. As a result of the partial prepayment of the Convertible Note at a discount, we recorded additional debt amortization of $2,438,000.

Secured Revolving Credit Facility

On August 3, 2007, we entered into a $15 million secured revolving credit facility with Comerica Bank (“credit facility”). The credit facility, which replaced our expired Factoring Agreement with Milberg Factors, Inc. (“Milberg”), provides us with a $15 million working capital line of credit, as well as a $2 million stand-by letter of credit in favor of one of our suppliers. We can borrow up to 80% of eligible receivables with a cap of $15 million. The credit facility terminates on August 31, 2009, although we can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit agreement. Borrowings bear interest at prime plus 0.25%. Prime rate at January 31, 2008 was 6.0%. The short-term borrowings under this facility were $9,795,000 at January 31, 2008. As security for our obligations under the credit facility, we granted to Comerica Bank a continuing security interest in substantially all of our property. The Convertible Note is subordinated to borrowings from Comerica Bank.

The revolving credit facility contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, and the payment of dividends and other restricted payments. The revolving credit facility also contains working capital, net worth and EBITDA requirements as well as a debt to net worth ratio requirement to be monitored on a quarterly basis. As of January 31, 2008, the Company was in default with the working capital, net worth, EBITDA and debt to net equity ratio requirements. Comerica Bank issued a notice of no action to Cygne regarding the default on the covenants.

On January 31, 2008, $200,000 of the standby letter of credit was outstanding.

On November 7, 2007, we and Comerica Bank amended the credit facility to allow us to borrow from Comerica Bank 50% of eligible finished goods inventory located at our warehouses with maximum borrowings of $1.5 million plus 50% of eligible in-transit inventory with maximum borrowings of $1 million. This amendment did not increase the credit facility’s cap of $15.0 million.

In March 2008, we and Comerica Bank amended the credit facility to allow us to borrow from Comerica Bank 15% of all letters of credit issued in our favor with maximum borrowings of $350,000.

On May 5, 2008, we and Comerica Bank amended the credit facility to allow us to borrow from Comerica Bank 70% of eligible finished goods inventory located at our warehouses with maximum borrowings of $1.25 million plus 80% of eligible in-transit inventory with maximum borrowings of $1.5 million for the period May 5, 2008 through June 30, 2008. Effective July 1, 2008, the credit facility reverts back to the prior terms allowing us to borrow 50% of eligible finished goods inventory located at our warehouses with maximum borrowings of $1.25 million plus 50% of eligible in-transit inventory with maximum borrowings of $1.5 million. The amendment also allows us to borrow from Comerica Bank 30% of all letters of credit issued in our favor with maximum borrowings of $750,000 for the period May 5, 2008 through June 30, 2008.

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

The factor fees for the year 2007 and 2006 were approximately $182,000 and $479,000, respectively.

Due from factor, net of factor advances and allowances for customer chargebacks and trade discounts, as shown on the balance sheet at January 31, 2007 is summarized below.

(In thousands)
January 31, 2007
Outstanding factored receivables	$11,268
Less, reserve for allowances for chargebacks and trade discounts	1,510

Due from factor, net of reserve for allowances for chargebacks and trade discounts	9,758
Less, advances from factor	9,542

Due from factor net of factor advances and reserve for allowances for chargebacks and trade discounts	$216

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments at January 31, 2008 are as follows:

	Payments Due By Period Within
	Total	1 Year	2-3 Years	4-5 Years
Contractual Obligations
Operating leases (1)	$256,000	$254,000	$2,000	$—
Purchase obligations for inventory (2)	23,668,000	23,668,000	—	—
Principal payments on Convertible note payable (3)	6,875,000	—	—	6,875,000
Interest payments on Convertible note payable (3)	1,438,491	320,469	639,168	478,854
Employment agreement (4)	878,240	702,592	175,648	—

Total Contractual Obligations	$33,115,731	$24,945,061	$816,816	$7,353,854

(1)	See Note 12 to the Consolidated Financial Statements for detailed information on operating leases.
(2)	As of January 31, 2008, we have outstanding short-term purchase order commitments to non-related parties of approximately $23,668,000. We generally do not make unconditional purchase commitments for goods and services other than inventory.
(3)	As of January 31, 2008, we have future minimum repayment obligations under a Convertible Note, as detailed in Note 7 to the Consolidated Financial Statements.
(4)	We have an employment agreement with an officer through April 30, 2009. The officer may receive additional compensation based upon discretionary bonuses approved by the Board of Directors and an annual cost of living increase for salary. The agreement was terminated on April 25, 2008.

Off-Balance Sheet Arrangements

We have not created, and we are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

We have entered into various agreements at July 31, 2005, as subsequently amended, with companies controlled by our second largest shareholder, Hubert Guez.

The Supply Agreement: Prior to July 31, 2007, AZT International S. de R.L. de C.V. (“AZT’), an affiliate of Hubert Guez, manufactured on a non-exclusive basis branded and private label denim apparel for us in Mexico at specified gross margins. Pursuant to the Supply Agreement, AZT shipped its manufactured apparel to the United States and invoiced Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel invoiced us when products were shipped to our customers. At the end of each month, Diversified Apparel invoiced us for the apparel it had on hand that we estimated we would ship to our customers in the subsequent month. We renewed the Supply Agreement for one year until July 31, 2008. We ceased sourcing products from AZT on December 18, 2007. The guarantee of our gross margins for products manufactured for Target and American Eagle Outfitters (“AEO”) under the Supply Agreement expired on January 31, 2008.

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

Under the Supply Agreement, we were obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requests such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. The apparel purchased under the Supply Agreement from Diversified Apparel for the years 2007 and 2006 was approximately $32,224,000 and $64,246,000, respectively, of which zero and $992,000 was in inventory at January 31, 2008 and 2007, respectively. There was no inventory manufactured under the Supply Agreement at January 31, 2008. The purchases for the year 2007 exclude the fabric purchased at July 31, 2007. The decrease in purchases for the year 2007 over 2006 resulted from the transfer of production from Mexico to the Far East and the reduction in sales volume of the inventory being manufactured in Mexico.

The Distribution Agreement: Diversified Apparel provides distribution and operating services including building occupancy costs for us. We renewed the Distribution Agreement, which had an expiration date of July 31, 2007, for a one-year period until July 31, 2008. The distribution agreement cost for the year ended January 31, 2008 and 2007 was $2,493,000 and $2,934,000, respectively. Cygne and Diversified Apparel cancelled this agreement effective February 1, 2008. In addition, the cost of the packing materials purchased from Diversified Apparel for the year 2007 was $248,000 compared to $284,000 for 2006. All amounts are included in Selling, General and Administrative expenses in the statement of operations.

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

Under the Distribution Agreement, prior to December 5, 2007, we were obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases.

The apparel purchased from Diversified Apparel under the Distribution Agreement for the years 2007 and 2006 was approximately $26,459,000 and $19,462,000, respectively, of which approximately zero and $664,000, is in inventory at January 31, 2008 and January 31, 2007, respectively.

At January 31, 2008 and January 31, 2007, outstanding advances to Diversified Apparel under all agreements were approximately zero and $7,917,000, respectively.

At January 31, 2008 and January 31, 2007, we had outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately zero and $31,768,000, respectively. In addition, at

January 31, 2008 and January 31, 2007, we had outstanding short-term purchase order commitments to non-related third parties of approximately $23,668,000 and $545,000. The decrease in purchase order commitments to Diversified Apparel and the corresponding increase in purchase orders to non-related third parties was caused by our decision to source garments directly from the Far East vendors.

We guaranteed payment to American Eagle Outfitters for purchases of fabric made by AZT, a related party, from Cone Denim LLC to fulfill purchase orders from American Eagle Outfitters for finished product. The guarantee limit was $3,500,000 and was valid for fabric purchases made through July 31, 2007. The guarantee was terminated at August 19, 2007, when we issued a $2,000,000 letter of credit to Cone Denim LLC. On January 31, 2008, $200,000 of the standby letter of credit was outstanding.

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

We adopted FIN 48 on February 1, 2007. On the date of adoption there was no impact on our financial statements pertaining to FIN 48. We had no uncertain positions other than the Guatemalan issues noted below and accordingly no unrecognized tax benefits. We recognize interest and penalties, if any, as part of the provision for income taxes in our Consolidated Statements of Operations.

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

On March 11, 2008, the Internal Revenue Service (“IRS”) informed Cygne that it would commence an audit of Cygne’s federal tax return for the tax period January 31, 2007; the Company is not currently undergoing any other United States tax examinations. In 2001, the Guatemalan Internal Revenue Service commenced an audit of the Guatemalan tax returns filed by JMB Internacional, S.A., the Company’s 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. The Guatemalan tax authorities are examining the tax returns of the dormant subsidiary cited above that had been granted a tax holiday, but JMB Internacional, S.A.

was assessed an income tax under a different Guatemala statute. The Company protested this tax and did not pay the tax. However, the Company has established a reserve for this contingent liability in the amount of $470,000 and has included this reserve on the balance sheet under Income Taxes Payable as of January 31, 2008. The IRS has completed its examinations for the Federal income tax returns for the tax years January 31, 1985 through January 31, 1996. New York State has completed its examinations for the tax years January 31, 1985 through January 31, 2000. New York City has completed its examinations for the tax years January 31, 1985 through January 31, 2002.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement becomes effective for our annual reporting period that begins February 1, 2008. FASB Staff Position FAS 157-2 delays the effective date of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning November 15, 2008. We do not anticipate that the adoption of SFAS No. 157 will have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards Board No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement becomes effective for our annual reporting period that begins February 1, 2008. We do not anticipate that the adoption of SFAS No. 159 will have an impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We have not yet determined the impact, if any, that the implementation of SFAS No. 141R will have on our results of operations or financial condition as a result of any acquisitions we may consummate.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding controlling interest in one or more subsidiaries. SFA 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are in the process of evaluating the effect that the adoption of this standard will have on our financial statements.

Inflation

We do not believe that the relatively moderate rates of inflation which have been experienced in the United States, where we compete, have had a significant effect on our net sales or profitability.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For 2007, factor advances and/or bank loans peaked at $12,248,000 and the average amount of factor advances and bank loans were $10,512,000. An increase of 1% in the interest rate would have increased our interest expense for factor advances and bank loans by approximately $105,000 in the year ended January 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1 for a listing of the consolidated financial statements submitted as part of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 17, 2007, we dismissed Ernst & Young LLP (“E & Y”) as our independent registered public accounting firm. On the same date, we engaged Mahoney Cohen & Company, CPA, P.C. (“MC”) as the Company’s independent registered public accounting firm. The decision to change independent registered public accounting firms and the appointment of the new independent registered public accounting firm was made by the audit committee of our board of directors.

The audit reports of E&Y on our consolidated financial statements as of and for the fiscal year ended January 31, 2006 and January 31, 2007 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal years ended January 31, 2006 and January 31, 2007 and in the subsequent interim period through May 17, 2007, there were no disagreements between us and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its reports. There were no “reportable events” as that term is described in Item 304 (a)(1)(v) of Regulation S-K, except for material weaknesses reported by management in Item 9A on its January 31, 2006 Annual Report on Form 10-K/A filed December 20, 2006 and its January 31, 2007 Annual Report on Form 10-K filed May 1, 2007. These reports indicate that we did not maintain effective internal controls over financial reporting relating to accounting for our factoring agreement, income taxes and cash receipts and disbursements in the Guatemala subsidiary during the last two fiscal years ended January 31, 2007. Cygne’s Audit Committee discussed the material weaknesses with E & Y and we have authorized E & Y to respond fully to the Company’s new accountants concerning the material weaknesses.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of January 31, 2008.

Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of January 31, 2008 due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that results in a more than remote possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified the following material weakness in internal control over financial reporting as of January 31, 2008:

Our internal controls over the calculation of accounting adjustments related to the write-down of revenue, cost of sales and gross profit for the loss sustained with our related party in Mexico were not effective. The lack of effective controls resulted in a material error in the accounting for lost gross profit, lost due to problems at AZT, our related party manufacturer in Mexico. The error was identified by our external auditors, causing a material audit adjustment which would not have been otherwise identified before being published in the annual filing of the 10-K. As a result, management concluded that this internal control deficiency constitutes a material weakness in internal control over financial reporting because there is a reasonable possibility that a material misstatement of the annual financial statements would not have been prevented or detected on a timely basis.

We are currently reviewing our remediation process for the material weakness described above. We may conclude to take one or more of the following actions:

i. Clearly define roles and responsibilities throughout the accounting/finance organization;

ii. Conducting a review of accounting processes to strengthen the design and operation of controls;

iii. Implement policies to ensure the accuracy of accounting calculations supporting the amounts reflected in our financial statements

These remediation plans will be implemented during the second and third quarters of fiscal 2008. The material weakness will not be considered remediated until the applicable remedial procedures operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The section entitled “Proposal No. l—Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position with the Company
Bernard M. Manuel	60	Director and Chairman of the Board
Jay Furrow	34	President and Chief Executive Officer
Roy E. Green	75	Senior Vice President-Chief Financial Officer, Treasurer, and Secretary

Bernard M. Manuel currently serves as the Chairman of the Board and a director. Mr. Manuel served as our Chief Executive Officer from October 1988, when he joined us, until April 25, 2008, and has served in several additional executive positions since he joined us. Mr. Manuel is a director of several private companies in the U.S. and Europe. From 1983 until he joined the Company, Mr. Manuel was involved, through Amvent, a company he founded, in the transfer of technology between Europe and the U.S. and related venture capital and merger and acquisition activities, as well as in the apparel industry. Mr. Manuel earned a Bachelor’s of Science in Mathematics and several graduate degrees in Mathematics and in Economics from the University of Paris, an M.S. in Political Science from the “Institute d’Etudes Politiques” in Paris and an M.B.A. with high honors (Baker Scholar) from the Harvard Business School, where he was awarded both the Loeb Rhodes Fellowship for excellence in finance and the Melvin T. Copeland prize for top performance in marketing.

Jay Furrow joined us as President and Chief Executive Officer on April 25, 2008. He is a principal in the Furrow Realty Fund, LP, a real estate fund focused on investing in commercial and industrial real estate. Additionally, Mr. Furrow is a founder of and on the board of Regent’s Secret, Inc., an online fashion retailer, where he has served as chief executive officer and as chairman of the Board of Directors since its inception in May 2007. Since January 2006, Mr. Furrow has served as managing member and founder of JFJ Holdings LLC, a private equity company. From July 2002 until January 2006, Mr. Furrow served as Chief Executive Officer, from December 2000 until July 2002 as President, and from April 1999 until March 2003 as Chief Operating Officer of Joe’s Jeans Inc. (JOEZ), a publicly traded apparel company, in addition to serving as a member of its Board of Directors from 1999 until July 2007. Mr. Furrow received his J.D. degree from Southern Methodist University School of Law and his B.S. degree in Political Science from Vanderbilt University.

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

The sections entitled “Related Party Transactions” “Proposal No. l—Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by our registered independent auditors for services rendered to us for the years ended January 31, 2008 (“2007”) and January 31, 2007 (“2006”).

No services were performed by, or fees incurred to, Ernst & Young LLP (“E & Y”) or in connection with financial information services design and implementation projects during 2006 or 2007. No services were performed by, or fees incurred to, Mahoney Cohen & Company, CPA, P.C. (“MC”) in connection with financial information services design and implementation projects during 2006 or 2007. The fees billed by Mahoney Cohen & Company, CPA, P.C., our independent registered public accounting firm in 2007, and Ernst & Young LLP, our prior independent registered public accounting firm, for audit and other professional services during 2007 and 2006, respectively, are summarized below. The audit committee has considered whether the provision of these services is compatible with maintaining the principal accountant’s independence and has concluded that such services are compatible. All fees paid were reviewed and pre-approved by the audit committee.

	MC 2007	E & Y 2006
Audit fees (1)	$333,000	$535,000
Audit related fees (2)	0	0
Tax planning fees	0	3,000
All other fees (3)	9,000	0

Total fees	$342,000	$538,000

(1)	Includes fees in connection with the audit of our annual consolidated financial statements, the filing of a selling stockholder registration statement, the restatement of our Form 10 K and quarterly reports on Form 10-Q, and reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q.
(2)	Represents fees billed for professional services rendered on general business matters.
(3)	Fees for S-3 SEC filing.

PART IV

ITEM 15.	EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a). Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Financial Statements Schedule” on page F-1.

(3). Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Mr. Guez, 215 GZ Partners, Guez Living Trust dated December 6, 1996, Griffin James Aron Guez Irrevocable Trust dated January 1, 1996, Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996 and Cygne Designs, Inc. * (1)

2.2	Asset Purchase Agreement, dated as of March 31, 2006, by and among Innovo Azteca Apparel, Inc., Innoco Group, Inc. and Azteca Production International, Inc. and Cygne Designs, Inc. * (8)

3.1	Restated Certificate of Incorporation of Cygne Designs, Inc.* (1)

3.2	Certificate of Amendment of the Restated Certificate Of Incorporation Of Cygne Designs, Inc. * (7)

3.3	Bylaws of Cygne Designs, Inc. * (1)

3.4	Amendment to Bylaws of Cygne Designs, Inc., effective as of July 31, 2005. * (1)

3.5	Form of Warrant issued by Cygne Designs, Inc. pursuant to Securities Agreement. * (17)

10.1	Registration Rights Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.2	Subordinated Secured Promissory Note, dated as of July 31, 2005, to Commerce Clothing Company LLC in an original principal amount of $47,500,000 * (1)

10.3	Security Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.4	Stock Transfer Restriction Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Bernard Manuel and Cygne Designs, Inc. * (1)

10.5	Supply Agreement, dated as of July 31, 2005, by and between AZT International S. de R.L. de C.V. and Cygne Designs, Inc. * (1)

10.6	Restrictive Covenant Agreement, dated as of July 31, 2005, between Mr. Guez and Cygne Designs, Inc. * (1)

10.7	Distribution Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.8	Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (1)

10.9	Security Agreement—Goods and Chattels, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

10.10	Security Interest in Inventory Under Uniform Commercial Code Supplement to Financing or Factoring Contract, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

Exhibit No.	Description
10.11	Guaranty, dated as of July 31, 2005, by Cygne Designs, Inc. in favor of Milberg Factors, Inc. * (1)

10.12	Client Subordination Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.13	Letter Agreement, dated as of July 31, 2005, by and between Roy Green and Cygne Designs, Inc. * (1)

10.14	Amendment to Supply Agreement, dated October 19, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LlC, and AZT International S. de R. L. de C.V. * (3)

10.15	Amendment to Registration Rights Agreement dated October 19, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC. * (3)

10.16	Lease between Blue River Associates, landlord and Cygne Designs, Inc. * (4)

10.17	Second Amendment to Supply Agreement, dated December 9, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (4)

10.18	Amendment to the Distribution Agreement, dated December 9, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (4)

10.19	Note Conversion Agreement, dated as of January 3, 2006, by and between Cygne Designs, Inc. and Diversified Apparel Resources LLC * (6)

10.20†	Cygne Designs, Inc. 2006 Incentive Plan * (7)

10.21†	Form of Restricted Stock Agreement for Non-Employee Directors under the 2006 Incentive Plan * (7)

10.22	Amendment to Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (8)

10.23	Asset Purchase Agreement, dated March 31,2006, by and among Cygne Designs, Inc. Innovo Group, Inc. Innovo Axteca Apparel, Inc. and Azteca Production International* (9)

10.24	Letter Agreement dated as of April 24, 2006, by and among Cygne Designs, Inc., Azteca Production International, Inc., Hubert Guez, Paul Guez and Sweet Sportswear, LLC * (10)

10.26	Third Amendment to Supply Agreement, dated April 27, 2006, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (12)

10.27	Second Amendment to the Distribution Agreement, dated April 27, 2006, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (12)

10.28	Fourth Amendment to Supply Agreement, dated August 1, 2006, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (13)

10.29	Third Amendment to the Distribution Agreement, dated August 1, 2006, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (13)

10.30	Amendment to Factoring Agreement, dated as of July 31, 2006, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (13)

10.31	Amendment to Factoring Agreement, dated as of September 30, 2006, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (14)

10.32	Waiver to Factoring Agreement, dated as of October 31, 2006, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (14)

10.33	Waiver to Factoring Agreement, dated as of January 31 2007, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (15)

Exhibit No.	Description
10.34	Note Conversion Agreement, dated as of January 31, 2007, by and between Cygne Designs, Inc. and Serge Kraif * (16)

10.35	Fifth Amendment to Supply Agreement dated June 12, 2007, among Cygne Designs, Inc., Diversified Apparel Resources, LLC * (16)

10.36	Loan and Security Agreement, dated as of July 30, 2007, by and between Cygne Designs, Inc. and Comerica Bank. * (17)

10.37	Master Revolving Note, dated as of July 30, 2007, made by Cygne Designs, Inc. in favor of Comerica Bank * (17)

10.38	Form of Warrant issued by Cygne Designs, Inc. pursuant to the Securities Purchase Agreement * (17)

10.39	Form of Securities Purchase Agreement, dated as of August 3, 2007, between Cygne Designs, Inc. and each of the purchasers of the Private Investment in Public Equity. * (17)

10.40	Note Conversion Agreement, dated as of January 31, 2007, by and between Cygne Designs, Inc. and Serge Kraif, including the form of convertible note and form of warrant. * (18)

10.41	Amended and Restated Inventory Rider to Loan and Security Agreement with Comerica Bank dated as of November 7, 2007. * (18)

10.42	Third modification to Loan and Security Agreement dated as of August 27,2007, with Comerica Bank * (20)

10.43	Memorandum of Understanding between Shipson, LLC and Cygne Designs, Inc. dated November 14, 2007 concerning fees for use of facilities at 4900 Zambrano Street, Commerce, CA * (20)

10.46	Amended and Restated Employment Agreement, dated as of January 1, 1995, between Bernard Manuel and Cygne Designs, Inc.* (21)

10.47	Letter Agreement, dated April 25, 2008, between Bernard Manuel and Cygne Designs, Inc.* (22)

10.48	Fourth modification to Loan and Security Agreement with Comerica Bank dated as of March 22, 2008 * (20)

10.49	Fifth modification to Loan and Security Agreement with Comerica Bank dated as of May 5, 2008 * (20)

10.50	Second Amended and Restated Inventory Rider to Loan and Security Agreement with Comerica Bank dated as of May 5, 2008. * (20)

10.51	Consent of Mahoney Cohen & Company, CPA, P.C., Independent Registered Public Accounting Firm dated May 15, 2008* (20)

10.52	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm dated May 15, 2008* (20)

21.	Subsidiaries of Cygne Designs, Inc. * (20)

31.1	Certification of Chairman of the Board * (20)

31.2	Certification of President and Principal Executive Officer * (20)

Exhibit No.	Description
31.3	Certification of Principal Financial Officer * (20)

32.1	Certification of Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 * (20)

32.2	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 * (20)
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 * (20)

99.1	Revised Audit Committee Charter of the Audit Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.2	Charter of the Compensation and Stock Option Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.3	Charter of the Nominating and Corporate Governance Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company no November 29, 2005 * (5)

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the following documents:
†	Management Compensation Arrangement

Exhibit No.	Description
(1)	Company’s 8-K filed on August 4, 2005

(2)	Company’s 8-K filed on September 22, 2005

(3)	Company’s 8-K filed on October 21, 2005

(4)	Company’s Form 10-Q filed on December 15, 2005

(5)	Company’s 8-K filed on December 5, 2005

(6)	Company’s 8-K filed on January 5, 2006

(7)	Company’s 8-K filed on January 26, 2006

(8)	Company’s Annual Report on Form 10-K filed May 1, 2006

(9)	Company’s 8-K filed on April 6, 2006

(10)	Company’s 8-K filed on May 17, 2006

(11)	Company’s 8-K filed on July 27, 2006

(12)	Company’s Form 10-Q filed on June 14, 2006

(13)	Company’s Form 10-Q filed on September 14, 2006

(14)	Company’s Form 10-Q filed on December 19, 2006

(15)	Company’s Form 8-K filed on February 15, 2007

(16)	Company’s Form 10-Q filed on June 14, 2007

(17)	Company’s Form 8-K filed on August 3, 2007

(18)	Company’s Form 8-K filed on August 10, 2007

(19)	Company’s Form 10-Q/A filed on February 23, 2008

(20)	Filed herewith

(21)	Company Form 10-K filed for fiscal year ended January 28, 1995

(22)	Company’s 8-K filed on April 25, 2008

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

(b)	Reports on Form 8-K

Date	Item	Event
November 8, 2007	2.05	Close of manufacturing facility in Guatemala

December 21, 2007	2.02,9.01	Announcement of financial results for the third quarter and nine month period ended October 31, 2007

January 14, 2008	3.01	NASDAQ notice of potential delisting of Cygne common stock if bid price doesn’t meet NASDAQ requirements by July 14, 2008

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

Cygne Designs, Inc.
(Registrant)

By:	/s/ JAY FURROW Jay Furrow
(President and Chief Executive Officer)

By:	/s/ BERNARD M. MANUEL
Bernard M. Manuel
(Chairman of the Board)

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

Signature	Title	Date

/s/ BERNARD M. MANUEL Bernard M. Manuel	Chairman of the Board and Director	May 15, 2008

/s/ JAY FURROW Jay Furrow	President and Chief Executive Officer and Director (principal executive officer)	May 15, 2008

/s/ ROY E. GREEN Roy E. Green	Senior Vice President, Chief Financial Officer, and Treasurer (principal financial and accounting officer) and Secretary	May 15, 2008

/s/ JAMES G. GRONINGER James G. Groninger	Director	May 15, 2008

/s/ MICHEL COLLET Michel Collet	Director	May 15, 2008

/s/ GUY KINBERG Guy Kinberg	Director	May 15, 2008

Cygne Designs, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheet of Cygne Designs, Inc. and Subsidiaries as of January 31, 2008, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index on page F-1 for the year ended January 31, 2008. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries as of January 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York

May 15, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cygne Designs, Inc.

We have audited the accompanying consolidated balance sheet of Cygne Designs, Inc. and Subsidiaries as of January 31, 2007, and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the two years in the period ended January 31, 2007. Our audits also included the financial statement schedule listed in the Index on page F-1 for the years ended January 31, 2007 and 2006. . These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cygne Designs, Inc. and Subsidiaries as of January 31, 2007, and the consolidated results of their operations and their cash flows for the year ended January 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California

April 25, 2007

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	January 31,
	2008	2007
Assets
Current assets:
Cash	$128	$1,709
Trade accounts receivable, net of reserve for allowances for customer chargebacks and trade discount of $1,831 and allowance for doubtful accounts of $94 at January 31, 2008 and zero at January 31, 2007	9,921	1,621
Due from factor, net of reserve for allowances for customer chargebacks and trade discounts of $1,510 at January 31, 2007	—	9,758
Due from related parties*	6,392	7,917
Inventories	2,849	1,937
Marketable securities	25	65
Other receivables and prepaid expenses	396	175

Total current assets	19,711	23,182
Property, plant and equipment, net	663	619
Intangible assets, net of accumulated amortization and impairment of $7,370 at January 31, 2008 and accumulated amortization of $2,832 at January 31, 2007	—	4,537
Goodwill	13,677	72,877
Other Assets	207	68

Total assets	$34,258	$101,283

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term bank borrowings	$9,794	$—
Advances from factor	—	9,542
Current portion of long term note payable	—	4,715
Accounts payable*	5,045	8163
Due to related parties*	—	98
Accrued expenses	1,199	982
Income taxes payable	869	692

Total current liabilities	16,907	24,192
Secured subordinated promissory note payable	—	25,202
Subordinated convertible note payable	6,111	—
Deferred taxes	—	2,471

Total liabilities	23,018	51,865

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized: 37,917,682 and 26,462,109 shares issued and outstanding, at January 31, 2008 and January 31, 2007, respectively	379	265
Paid-in capital	194,209	168,601
Accumulated other comprehensive (loss) income	(15)	25
Accumulated deficit	(183,333)	(119,473)

Total stockholders’ equity	11,240	49,418

Total liabilities and stockholders’ equity	$34,258	$101,283

*	Certain reclassifications were made to amounts presented at January 31, 2007 to be consistent with the January 31, 2008 presentation.

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Year Ended
	January 31, 2008	January 31, 2007	January 31, 2006
Net sales	$95,753	$118,816	$58,453
Cost of goods sold (1)	79,826	93,342	46,339

Gross profit	15,927	25,474	12,114
Selling, general and administrative expenses (1)	14,348	16,619	11,174
Depreciation and amortization	2,022	2,070	997
Loss on impairment of goodwill and intangible assets	61,850	—	—
Provision for restructuring	—	—	102
Gain on extinguishment of debt	(1,733)	—	—

(Loss) income from operations before interest, other expense and income taxes	(60,560)	6,785	(159)
Interest income	(18)	—	(22)
Interest expense including amortization of debt discounts (1)	5,359	5,033	5,034
Other expense	—	—	175

(Loss) income from operations before income taxes	(65,901)	1,752	(5,346)
(Benefit) provision for income taxes	(2,041)	1,910	820

Net (loss)	$(63,860)	$(158)	$(6,166)

Net (loss) per share-basic and diluted	$(2.00)	$(0.01)	$(0.34)

Weighted average common shares outstanding:
Basic	32,007	25,913	17,861

Diluted	32,007	25,913	17,861

(1)	Related Parties amounts include the following line items:

	Year Ended
	January 31, 2008	January 31, 2007	January 31, 2006
Cost of goods sold	$60,339	$85,410	$28,424
Selling, general and administrative expenses	$4,030	$4,813	$3,766
Interest expense	$—	$1,410	$1,120

See accompanying notes

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 29, 2005	12,438	124	120,918	—	(178)	(113,149)	7,715

Net (loss)	—	—	—	—	—	(6,166)	(6,166)
Unrealized (loss) on marketable securities	—	—	—	—	(14)	—	(14)
Reclassification adjustment for realized losses included in net income	—	—	—	—	175	—	175

Comprehensive (loss)	—	—	—	—	—	—	(6,005)

Exercise of stock options	28	2	12	—	—	—	14
Issuance of common stock as part of acquisition purchase price	10,500	105	32,340	—	—	—	32,445
Stock issued in conversion of related party note	1,429	14	7,486	—	—	—	7,500
Issuance of restricted stock to directors	60	—	290	(291)	—	—	(1)
Amortization of restricted stock	—	—	—	36	—	—	36

Balance at January 31, 2006	24,455	245	161,046	(255)	(17)	(119,315)	41,704

Net (loss)	—	—	—	—	—	(158)	(158)
Unrealized gain on marketable securities	—	—	—	—	42	—	42

Comprehensive (loss)	—	—	—	—	—	—	(116)
Issuance of common stock as part of acquisition purchase price	2,000	20	7,660	—	—	—	7,680
Exercise of stock options	7	—	1	—	—	—	1
Stock based compensation	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	145	—	—	—	145
Adoption of FAS 123R	—	—	(255)	(255)	—	—	—

Balance at January 31, 2007	26,462	$265	$168,601	$—	$25	$(119,473)	$49,418

Net (loss)	—	—	—	—	—	(63,860)	(63,860)
Unrealized (loss) on marketable securities	—	—	—	—	(40)	—	(40)

Comprehensive (loss)	—	—	—	—	—	—	(63,900)
Sale of common stock, net of issuance costs of $110	2,655	26	3,528	—	—	—	3,554
Exercise of stock options	1	—	—	—	—	—	—
Conversion of the secured subordinated promissory note:
Common Stock and warrants	8,800	88	16,712	—	—	—	16,800
Stock based compensation	—	—	109	—	—	—	109
Grant of restricted stock units	—	—	60	—	—	—	60
Gain on extinguishment of related party debt	—	—	1,965	—	—	—	1,965
Contribution attributable to settlement of losses relating to sourcing problems with a related party	—	—	3,234	—	—	—	3,234

Balance at January 31, 2008	37,918	$379	$194,209	$—	$(15)	$(183,333)	$11,240

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	January 31, 2008	January 31, 2007	January 31, 2006
Operating activities
Net (loss)	$(63,860)	$(158)	$(6,166)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Deferred tax (benefit) provision	(2,471)	1,686	785
Depreciation and amortization of property, plant and equipment	135	132	292
Amortization of intangible assets	1,887	1,938	896
Amortization of debt discounts	4,352	2,268	3,460
Amortization of deferred financing costs	50	—	—
Loss on Mexican inventory	2,480
Loss on impairment of goodwill and long-lived assets	61,850	—	978
Write-off of leasehold improvements	—	27	—
Allowance for doubtful accounts	94	—	—
Allowance for customer chargebacks and trade discounts	394	(452)	1,962
Non-cash stock compensation	109	149	36
Issuance of restricted stock units	60	—	—
Gain on extinguishment of debt	(1,733)	—	—
Reversal of tax reserves	(18)	(32)	(11)
Loss on marketable securities	—	—	175
Changes in operating assets and liabilities:
Trade accounts receivable	(10,225)	(1,551)	767
Due from factor	11,195	6,137	(17,405)
Inventories	(3,392)	2,552	(1,782)
Other receivables, prepaid expenses and other assets	(410)	131	(14)
Deposits	—	—	(24)
Due (from) to related parties	(2,965)	(4,487)	300
Accounts payable	(3,151)	(993)	1,162
Accrued expenses	216	4	417
Income taxes payable	195	139	30

Net cash (used in) provided by provided by operating activities	(5,208)	7,490	(14,142)

Investing activities
Purchase of the denim business from Diversified Apparel Resources LLC	—	(250)	(4,199)
Purchase of private label division from Innovo Group Inc.	—	(110)	—
Purchase of property, plant and equipment	(179)	(54)	(158)

Cash used in investing activities	(179)	(414)	(4,357)

Financing activities
Proceeds from exercise of stock options	—	1	14
Proceeds from short-term bank borrowings	52,345	—	—
Repayment of short-term bank borrowings	(42,551)	—	—
Proceeds from issuance of common stock	3,664
Advances from factor	30,024	86,928	50,364
Repayments of advances from factor	(39,566)	(93,273)	(34,477)
Costs incurred in connection with issuance of common stock	(110)	—	—

Net cash provided by (used in) financing activities	3,806	(6,344)	15,901

Net (decrease) increase in cash	(1,581)	732	(2,598)
Cash at beginning of year	1,709	977	3,575

Cash at end of year	$128	$1,709	$977

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended
	January 31, 2008	January 31, 2007	January 31, 2006
Supplemental Disclosures of Cash Flow Information
Income taxes paid	$247	$120	$16

Interest paid	$1,273	$1,355	$455

Non-cash investing and financing activities
Exchange of subordinated promissory note for common stock and warrants	$16,800	$—	$—

Note payable offset against the due from related parties	$1,421	$—	$—

Gain on extinguishment of debt with a related party included in Paid in Capital	$1,965	$—	$—

Non-cash transactions recognized in connection with the acquisition of the private label division of Innovo Group, Inc.:
Issuance of two million shares of common stock	$—	$7,680	$—

Assumption of debt to related party	$—	$2,500	$—

Accrued transaction costs	$—	$11	$—

Non-cash transactions:
Unrealized gain (loss) on marketable securities	$(40)	$42	$14

Issuance of restricted stock	$—	$—	$291

Non-cash transactions recognized in connection with the partial payment of the Convertible Note by Diversified Apparel Resources LLC (“Diversified Apparel”) Note payable offset against the due from related parties	$4,738	$—	$—

Non-cash transactions recognized in connection with the sourcing problems with a related party Assumption of loss offset against the due from related parties	$3,234	$—	$—

Non-cash transactions recognized in connection with the payment required by the Secured Subordinated Promissory Note to Diversified Apparel Principal payment offset against amount due from Diversified Apparel	$—	$1,500	$—

Interest payment offset against amount due from Diversified Apparel	$—	$2,530	$—

Non-cash transactions recognized in connection with the acquisition of the denim business from Diversified Apparel:
Issuance of secured promissory note payable, net of discount of $14.2 million	$—	$—	$33,300

Note converted to common shares	$—	$—	$7,500

Issuance of 10.5 million shares of common stock	$—	$—	$32,445

Deferred purchase price consideration, net	$—	$—	$1,639

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2008

1. Significant Accounting Policies

Principal Business Activity

Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively, the “Company”) are a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, casual and career apparel and men’s denim apparel with sales to retailers located in the United States. The Company has two wholly owned subsidiaries, MBS Internacional, S.A., and Cygne Guatemala, S.A.

Fiscal Year-End

The Company’s fiscal year-end is January 31. Fiscal year refers to the year commencing in that calendar year and ending in January of the following year. The fiscal year ended January 31, 2006 has approximately 52 weeks and 2 days for the year. The fiscal years ended January 31, 2007 and January 31, 2008 have twelve months.

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

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (“SFAS No. 109).” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has recorded a valuation allowance against the net deferred tax asset due to the Company’s history of losses and near break-even results. However, should the Company conclude that utilization of deferred tax assets is more likely than not, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. The deferred tax assets are net of deferred tax liabilities except for deferred tax liabilities originating from the Company’s taxable business combinations that resulted in tax-deductible goodwill. In these instances, deferred tax liabilities accumulate over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. These deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference at January 31, 2007, these deferred tax liabilities are not netted against the Company’s net deferred tax asset in determining the valuation allowance. At January 31, 2008, the deferred tax liability related to the goodwill was reversed as a result of the goodwill impairment.

Contingencies

The Company accounts for contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 5 requires that the Company record an

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Segment Information

Based on the criteria in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in one segment of the apparel market: women’s denim, casual, and career apparel and men’s denim apparel.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, marketable securities, accounts receivable, factor advances, accounts payable, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities. The fair value of amounts due to/from related parties is not known based on the related party nature of these amounts. The carrying amount of the Company’s borrowings under the line of credit and long-term debt approximates fair value because the interest rate on the instruments fluctuate with market interest rates or represents borrowing rates available with similar terms. The fair value of the Convertible Note is disclosed in Note 7.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Impairment of Long-Lived and Intangible Assets

Long-lived assets consist of property, plant and equipment and intangible assets including goodwill. Intangible assets are comprised of trademarks, costs to create product lines, and customer relationships. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), the Company assesses the impairment of identifiable intangibles and goodwill at least annually in the case of goodwill, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

When the Company determines that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures goodwill impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Based on the Company’s annual assessment at January 31, 2008, an impairment of identifiable intangibles and goodwill of $61,850,000 was recorded on the Consolidated Statement of Operations.

The Company measures impairment on long-lived assets on the cash flow method. As of January 31, 2006, the Company performed an impairment test on the carrying value of the asset group comprised of equipment, land, and building for the Guatemalan plant. Based upon the results of the valuation, the Company took an impairment charge of $978,000 based on estimated market value for the asset group for the year ended January 31, 2006.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes allowances for customer chargebacks, trade discounts and allowance for doubtful accounts. Such reserves amounted to $1,925,000 and $1,510,000, at January 31, 2008 and January 31, 2007, respectively.

Cost of Goods Sold

Cost of goods sold includes cost of finished products purchased from Diversified Apparel Resources, LLC (“Diversified Apparel”), cost of imports from its Far East vendors and cost of products manufactured in the

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Company’s Guatemalan facility. Manufacturing costs of products manufactured in the Company’s Guatemala facility are comprised of raw materials, raw material special treatments, custom duties, freight, direct labor and manufacturing overhead. In 2007, Cygne recorded an inventory loss in connection with a problem in sourcing goods from a related party in Mexico of approximately $2,480,000.

Selling, General and Administrative Expenses

Selling general and administrative expenses (“SG&A”) include expenses related to compensation, selling commissions, travel and entertainment, samples, rent, office expenses, professional fees, insurance, distribution expenses, restrictive covenant fees, earn-out fees, factor fees, director fees and other public company expenses. All of the Company’s restrictive covenant fees, earn-out fees and distribution expenses during the year ended January 31, 2008 and 2007 were incurred under either the Restrictive Covenant Agreement or the Distribution Agreement with Diversified Apparel as described in Note 10 below or under the Innovo Acquisition Agreement as described in Note 2 to Notes to Consolidated Financial Statements.

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred and included in the category of SG&A. Product design, advertising and sales promotion costs included in operating expenses in the accompanying consolidated statements of operations amounted to approximately $1,161,000, $1,036,000 and $650,000 for the years ended January 31, 2008, 2007 and 2006, respectively.

Interest Expense

For the year ended January 31, 2008, interest expense is comprised of interest on the revolving credit facility, interest on advances from factor, amortization of the discount on the secured subordinated promissory note, amortization of the discount on the Convertible Note and amortization of debt acquisition costs. For the years ended January 31, 2007 and 2006, interest expense is comprised of interest payable on the secured subordinated promissory note, interest on advances from factor, and amortization of the discount on the secured subordinated promissory note and, for the year ended January 31, 2006, the deferred acquisition purchase price for the acquisition of the Acquired Business.

Allowances for Doubtful Accounts and Customer Chargeback and Trade Discounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also estimates allowances for customer chargebacks and trade discounts. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental allowance at the time the incentive is offered.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the U.S. Dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for current balance sheet accounts using current exchange rates in effect at the balance sheet date, for fixed asset balance sheet accounts using an historical exchange rate and for revenue and expense accounts using an average exchange rate.

Net Income (Loss) Per Share

Basic and diluted net income per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) “Earnings Per Share”. Basic income per

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

share is calculated by dividing the net income attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted-average common shares outstanding. As the Company had a net loss for the years ended January 31, 2008, 2007 and 2006, stock options, warrants and stock issuable upon conversion of note payable for 7,426,000 shares at January 31, 2008 and stock options for 500 and 8,150 shares at January 31, 2007 and 2006, respectively are not considered in the calculation of diluted net loss per share due to their anti-dilutive effect.

Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gain (loss) on marketable securities for the years ended January 31, 2008, 2007, and 2006.

Stock Based Compensation

Effective February 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123R which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS No. 123R did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, future periods could be impacted, depending on the number and nature of grants of equity instruments to employees.

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based employee compensation plans under the recognition and measurements principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of the grant. No options were granted in the years ended January 31, 2008, 2007 and 2006.

Deferred Financing Cost

The Company incurred costs of approximately $201,000 for professional services rendered in connection with its revolving credit facility entered into in August 2007. This cost is being amortized on a straight-line basis over twenty-four months, the life of the credit facility. For the year ended January 31, 2008, amortization expense was approximately $50,000.

Reclassification

Certain reclassifications have been made to the July 31, 2007 Balance Sheet to conform to the January 31, 2008 Balance Sheet, relating to amounts due from related parties, due to related parties and accounts payable. This reclassification results from the right of offset among the related parties and an unrelated party.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 on February 1, 2007. On the date of adoption there was no impact on the financial statements pertaining to FIN 48. The Company had no uncertain positions other than the Guatemalan issues noted below and accordingly no unrecognized tax benefits. The Company recognizes interest and penalties, if any, as part of the provision for income taxes in the Company’s Consolidated Statements of Operations.

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

On March 7, 2008, the Company received a notice from the Internal Revenue Service (“IRS”) that it would examine the Cygne tax return for the tax year ended January 31, 2007; the Company is not currently undergoing any other United States tax examinations. However, the Guatemalan tax authorities are examining the tax returns for the years 1998 through 2000 of the dormant subsidiary cited above that had been granted a tax holiday, but was assessed an income tax under a different Guatemala statute. The Company protested this tax and did not pay the tax. However, the Company has established a reserve for this contingent liability in the amount of $470,000 and has included this reserve on the balance sheet under Income Taxes Payable as of January 31, 2008 and 2007. The IRS has completed its examinations for the Federal income tax returns for the tax years January 31, 1985 through January 31, 1996. New York State has completed its examinations for the tax years January 31, 1985 through January 31, 2000. New York City has completed its examinations for the tax years January 31, 1985 through January 31, 2002.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement becomes effective for the Company’s annual reporting period that begins February 1, 2008. FASB Staff Position FAS 157-2 delays the effective date of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning November 15, 2008. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement becomes effective for the Company’s annual reporting period that begins February 1, 2008. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company’s financial condition, results of operations or cash flows.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combination for which the acquisition date is on or after the beginning of the Company’s annual reporting period that begins February 1, 2009. We have not yet determined the impact, if any, that the implementation of SFAS No. 141R will have on our results of operations or financial condition as a result of any acquisitions we may consummate.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding controlling interest in one or more subsidiaries. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This statement becomes effective for the Company’s annual reporting period that begins February 1, 2009. The Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on Cygne’s financial condition, results of operations or cash flows.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In connection with the Asset Purchase Agreement, the Company entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Mr. Hubert Guez, Mr. Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo Acquisition, on May 12, 2006 the Company issued 1,000,000 shares of its common stock to each of Mr. Hubert Guez and Mr. Paul Guez, for an aggregate issuance of 2,000,000 shares, in lieu of assuming the remaining $7.9 million outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by the Company. These shares were registered on Form S-3 dated May 14, 2007. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to the Company in the event that Cygne’s common stock is traded on Nasdaq (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one-month period immediately preceding the expiration of the lock-up period. Cygne’s shares did not reach the average target price and the shares were released from escrow to Messrs. Paul Guez and Hubert Guez in April 2007.

As of January 23, 2008, Mr. Hubert Guez has reported in filings with the Securities and Exchange Commission that he beneficially owned, had the power to dispose or direct the disposition of, and to vote or direct the voting of, shares, personally, through various trusts and Diversified Apparel, representing approximately 21.2% of the shares of the Company’s common stock. In addition, on May 12, 2006, Mr. Hubert Guez has advised us that he (i) owns approximately 47% of Azteca Production International, Inc., (ii) has a 50% membership interest in Sweet Sportswear, LLC and (iii) has approximately a 32% membership interest in Diversified Apparel Resources, LLC. AZT International, S.A. de C.V is a 100% subsidiary of Azteca Production International, Inc.

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

$10,301

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The amortization of the Innovo intangible assets for the years ended January 31, 2008 and 2007 was $1,200,000 and $1,253,000, respectively. At January 31, 2008, based on the Company’s annual impairment assessment, the Company recorded an impairment of the entire balance of identifiable intangible assets of $1,547,000.

Acquisition of the denim apparel business from Diversified Apparel Resources LLC. (“Acquired Business”)

On July 31, 2005, Cygne acquired the assets used in the branded and private label denim apparel business, which the Company refers to as the Acquired Business, of Commerce Clothing (which was later renamed Diversified Apparel Resources, LLC), a privately-held company principally owned by Hubert Guez, Diversified Apparel’s managing member and Chief Executive Officer, pursuant to an asset purchase agreement.

The assets Cygne acquired from Diversified Apparel included, among other things, Diversified Apparel’s:

•	tangible personal property;

•	open purchase orders;

•	New York showroom leases for the property located on the fourth floor of 215 West 40th Street; and

•	trademarks and intellectual property associated with the Acquired Business, including the trademarks for “Hippie”, “Hippie Jeans”, “Hint Jeans”, and “Voyou”.

Cygne did not acquire any cash, accounts receivable, prepaid expenses, deposits (other than the lease deposit for the showrooms), inventories or stock of any subsidiaries from Diversified Apparel.

Under the asset purchase agreement, Cygne assumed the following liabilities of Diversified Apparel:

•	any and all liabilities, obligations and commitments arising after the closing under the Diversified Apparel agreements included in the assets we acquired (including the New York showroom leases); and

•	any liability or obligation arising from the operation of the Acquired Business or ownership of the assets we acquired (including the New York showroom leases) after the closing date.

In consideration for the assets acquired from Diversified Apparel, Cygne:

•	issued to Diversified Apparel 10,500,000 shares of our common stock, 7,500,000 of which Diversified Apparel distributed to its members;

•

issued to Diversified Apparel a secured subordinated promissory note, which we refer to as the Note, in the principal amount of $47.5 million, subsequently reduced to $40.0 million through the issuance of 1,428,571 shares of common stock as repayment of $7.5 million of principal, see Note Conversion discussed in Note 7 below;

•	paid $2 million in cash to Diversified Apparel on the closing date; and

•

agreed to pay to Diversified Apparel deferred purchase price payments totaling $1,750,000 in seven monthly installments of $250,000 each, without interest, on the last day of each month commencing with August 2005 and ending February 2006.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Cygne also entered into several related agreements, including a registration rights agreement, a supply agreement, a distribution agreement and a restrictive covenant agreement. The supply and distribution arrangements govern purchases of Diversified Apparel products by Cygne, as well as related advances for inventory purchases. The restrictive covenant agreement sets forth agreed-upon non-competition covenants between Hubert Guez and the Company.

The purchase price consideration is comprised of the following:

($ in thousands)
Issuance of 10,500,000 shares of Common Stock, par value $0.01, at the average market price of $3.09 per share at July 31, 2005	$32,445
Issuance of Note for $47,500,000 net of discount of $14,200,000(1)	33,300
Cash at closing	2,000
Deferred purchase price, net of discount of $111,000	1,639
Transaction costs	731

Total purchase price	$70,115

The purchase price was allocated as follows:

(In thousands)
Property, plant and equipment	$156
Lease deposits	13
Trademarks	1,890
Product lines	930
Customer relationships	550
Goodwill	66,576

$70,115

(1)	The Company recorded the fair value of the note at $33,300,000, which is a $14,200,000 discount from the $47,500,000 face value of the Note. The discount to the Note was being amortized to interest expense over the term of the Note. On August 9, 2007, we extinguished the Note and offset the remaining unamortized discount to gain on extinguishment of debt. The Note discount expense for the year ended January 31, 2008, 2007 and 2006 was $1,429,000, $2,268,000 and 3,348,000, respectively.

Goodwill and Intangible Assets

The total amortization for the years ended January 31, 2008, 2007 and 2006 is $686,000, $684,000 and $896,000, respectively. At January 31, 2008, based on the Company’s annual assessment, an impairment of the entire balance of identifiable intangible assets of $1,103,000 was recorded.

Goodwill and Intangible Assets Summary for both Acquisitions

The goodwill at January 31, 2008 before impairment was $72,877,000. At January 31, 2008, based on the Company’s annual assessment, an impairment of goodwill of $59,200,000 was recorded and an impairment of the entire balance of identifiable intangible assets, net of accumulated amortization, of $2,650,000 was recorded.

The amortization of intangible assets for the years ended January 31, 2008, 2007 and 2006 was $1,886,000, $1,937,000 and $896,000, respectively.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The pro forma adjustments to the statement of operations for the years ended January 31, 2007 and 2006 combine the pro forma Acquired Business adjustments with the pro forma Innovo Acquisition adjustments.

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

	(In thousands, except per share amounts)
	Year Ended January 31
	2008	2007	2006
	Actual	Pro forma	Pro forma
Net sales	$95,753	$138,796	171,522
Net loss	$(63,860)	$(262)	$(200)
Net loss per share—basic and diluted	$(2.00)	$(0.01)	$(0.01)

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The related unrealized holding gains and losses are excluded from operations and recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets. At January 31, 2008 and 2007, the gross unrealized gain (loss) was approximately ($15,000) and $25,000 respectively. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in other expense.

The following table summarizes the marketable securities as of January 31, 2008 and 2007.

	Beginning Fair Value Cost	Gross Unrealized Gain/(Loss)	Gross Recorded Gain/(Loss)	Estimated Fair Value
Marketable securities, January 31, 2008	$65,000	$(40,000)	-0-	$25,000
Marketable securities, January 31, 2007	$23,000	$42,000	-0-	$65,000
Marketable securities, January 31, 2006	$215,000	$(17,000)	$(175,000)	$23,000

4. Credit Facilities

Secured Revolving Credit Facility

On August 3, 2007, Cygne entered into a $15 million secured revolving credit facility with Comerica Bank. The credit facility, which replaced Cygne’s expired Factoring Agreement with Milberg Factors, Inc. (“Milberg”), provides Cygne with a $15 million working capital line of credit, as well as a $2 million stand-by letter of credit in favor of one of its suppliers. Cygne can borrow up to 80% of eligible receivables with a cap of $15 million. The credit facility terminates on August 31, 2009, although Cygne can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit facility. Borrowings bear interest at prime plus 0.25%. Prime rate at January 31, 2008 was 6.0%. The short-term borrowings under this facility were approximately $9,794,000 at January 31, 2008. As security for Cygne’s obligations under the credit facility, Cygne granted to Comerica Bank a continuing security interest in substantially all of its assets. The Convertible Note is subordinated to borrowings from Comerica Bank.

The revolving credit facility contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, and the payment of dividends and other restricted payments. The revolving credit facility also contains working capital, net worth and EBITDA requirements as well as a debt to net worth ratio requirement to be monitored on a quarterly basis. As of January 31, 2008, the Company was in default with the working capital, net worth, EBITDA and debt to net equity ratio requirements. Comerica Bank issued a notice of no action to Cygne regarding the default on the covenants at January 31, 2008. The bank’s decision to not take action to enforce its rights under the agreement does not constitute a waiver of any of the Bank’s rights, powers and remedies with respect to the defaults.

On January 31, 2008, $200,000 of the standby letter of credit was outstanding.

On November 7, 2007, Cygne and Comerica Bank amended the credit facility to allow Cygne to borrow from Comerica Bank 50% of eligible finished goods inventory located at Cygne warehouses, with maximum borrowings of $1.5 million, plus 50% of eligible in-transit inventory with maximum borrowings of $1 million. This amendment did not increase the credit facility’s cap of $15.0 million.

In March 2008, Cygne and Comerica Bank amended the credit facility to allow Cygne to borrow from Comerica Bank 15% of all letters of credit outstanding in favor of Cygne, with maximum borrowings of $350,000.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On May 5, 2008, Cygne and Comerica Bank amended the credit facility to allow us to borrow from Comerica Bank 70% of eligible finished goods inventory located at our warehouses with maximum borrowings of $1.25 million plus 80% of eligible in-transit inventory with maximum borrowings of $1.5 million for the period May 5, 2008 through June 30, 2008. Effective July 1, 2008, the credit facility reverts back to the prior terms allowing the Company to borrow 50% of eligible finished goods inventory located at the Company’s warehouses with maximum borrowings of $1.25 million plus 50% of eligible in-transit inventory with maximum borrowings of $1.5 million. The amendment also allows the Company to borrow from Comerica Bank 30% of all letters of credit issued in the Company’s favor with maximum borrowings of $750,000 for the period May 5, 2008 through June 30, 2008.

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

The factor fees for the years ended January 31, 2008, 2007 and 2006 were approximately $206,000, $479,000 and $354,000, respectively.

Due from factor, net of factor advances and allowances for customer chargebacks and trade discounts, as shown on the balance sheet at January 31, 2007 is summarized below.

(In thousands)
January 31, 2007
Outstanding factored receivables	$11,268
Less, reserve for allowances for chargebacks and trade discounts	1,510

Due from factor, net of reserve for allowances for chargebacks and trade discounts	9,758
Less, advances from factor	9,542

Due from factor net of factor advances and reserve for allowances for chargebacks and trade discounts	$216

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

5. Inventories

Inventories consist of the following:

	(In thousands)
	January 31, 2008	January 31, 2007
Raw material and work-in-process	$519	$389
Finished goods	2,330	1,548

Total	$2,849	$1,937

6. Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	(In thousands)
	January 31, 2008	January 31, 2007	Estimated Useful Lives
Land	$258	$258
Building and building improvements	117	117	At salvage value
Leasehold improvements	336	231	Life of lease
Equipment, furniture, and fixtures	230	295	3-7 years

	941	901
Less accumulated depreciation and amortization	278	282

	$663	$619

Depreciation and amortization expense for property, plant and equipment was approximately $135,000, $132,000 and $292,000 for the years ended January 31, 2008, 2007 and 2006, respectively.

Depreciation of equipment, furniture and fixtures is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease. At January 31, 2006 based on an appraisal by an independent third party, the Company recorded a 100% impairment charge against its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value, not subject to depreciation, for its building and building improvements in its Guatemala facility. Personal computers totaling $138,000 which were no longer in use and had been fully reserved were written off during the year ended January 31, 2008. Leasehold improvements in the New York showroom of $50,000 which are no longer in use were written off resulting in a $27,000 impairment expense during the year ended January 31, 2007.

Impairment of Long-Lived Assets

As of January 31, 2006, the Company performed an impairment test on the carrying value of the asset group comprised of equipment, land, and building for the Guatemalan plant due to the occurrence of events and changes that require testing for recoverability under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” These events included significant adverse changes in the business climate, current and projected cash flow losses for the asset group, and the likelihood that the assets will be sold or disposed of before the end of their useful lives. The test showed that the carrying value of the asset group exceeded that of undiscounted future cash flows, which indicated that impairment could be present.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In early 2006, the Company retained an independent party to perform a valuation of the fair value of the asset group. Based upon the results of the valuation, the Company has taken an impairment charge of $978,000 based on estimated market value for the asset group, which results in a net carrying value of $375,000 for the asset group. This charge is included in the Company’s statements of operations in the category of selling, general, and administrative expenses for the year ended January 31, 2006. Cygne believes that there will not be any additional impairment to the value of its land and buildings as shown on the January 31, 2008 balance sheet.

Net carrying cost of asset group at January 31, 2006	$1,353,000
Impairment loss	978,000

Adjusted carrying value of asset group at January 31, 2006	$375,000

In connection with the Innovo Acquisition and the acquisition of the Acquired Business, we recorded goodwill of $72,877,000 and identified intangible assets which included customer relationships, trademarks and product lines, of $4,550,000. At January 31, 2008, Cygne conducted our annual impairment assessment of the value of the goodwill and identified intangible assets that were recorded in connection with their acquisitions based on a discounted cash flow model of projected earnings. To aid Cygne, the Company retained an independent party to perform the valuation. Negative trends in sales and gross margins resulted in lower projected future earnings. The negative sales trends were the result of market conditions, the loss of two customers in 2007 which accounted for 49% of the Company’s 2007 sales, a substantial decrease in demand for our branded jeans and our non-denim private label products. The negative trends in gross margins resulted from the loss of guaranteed gross margins under the Supply Agreement. Based on the results of the valuation, charges of approximately $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the value of all the remaining identifiable intangible assets.

		Innovo Customer Relationships	Acquired Business
	Goodwill		Trademarks	Product Lines	Total
Carrying value at January 31, 2008	$72,877,000	$1,547,000	$949,000	$154,000	$75,527,000
Impairment loss	59,200,000	1,547,000	949,000	154,000	61,850,000

Ending balance at January 31, 2008	$13,677,000	$0	$0	$0	$13,677,000

7. Note Payable

Secured Subordinated Promissory Note (“Note”)

In connection with the acquisition of Diversified Apparel, the Company issued a secured subordinated promissory note to Diversified Apparel, a related party. The maturity date of the Note is April 30, 2012 (the “Maturity Date”). The Note bears interest at 4.7% per annum, compounded annually. Interest and principal on the Note are payable quarterly commencing October 31, 2006. After giving effect to the conversion of $7,500,000 principal amount of the Note into common stock as described below, the principal amount of the Note was payable as follows: (i) ten quarterly payments of $1,500,000 commencing on October 31, 2006; and (ii) ten quarterly payments of $2,500,000 commencing on April 30, 2009, with the final payment to be made on July 31, 2011.

Prior to the transfer of the Note by Diversified Apparel to an unrelated third party with an effective date of November 1, 2006, Cygne’s obligations under the Note were secured by a pledge of the trademarks purchased by Cygne under the Agreement, pursuant to a Security Agreement entered into with Diversified Apparel. The Note Transfer Agreement is described below.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note Conversion Agreement

On January 3, 2006, the Company and Diversified Apparel Resources, LLC entered into a Note Conversion Agreement providing for the conversion of $7,500,000 principal amount of the Note to Diversified Apparel into 1,428,571 shares of the Company’s common stock at the rate of $5.25 per share. Accordingly, the Company canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012. In connection with the conversion of the $7,500,000 of the Note, the amortization of the debt discount was increased by approximately $2,063,000 which represented the pro-rata unamortized discount.

On October 31, 2006, Cygne made a principal payment of $1.5 million due on the Note through reduction of the amounts owed by Diversified Apparel.

Note Transfer Agreement

Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif, a third party not related to the Company at the time of transfer. Effective January 31, 2007, the Company entered into an agreement with Mr. Kraif (the “Conversion Agreement”) which was approved by the Company’s stockholders on August 9, 2007, pursuant to which, immediately following the stockholder approval:

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

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was waived. This waiver was recorded as a reduction of interest expense in the year ended January 31, 2007. The holder of the Note has also waived the interest payment due from February 1, 2007 through August 9, 2007 which was also recorded as a reduction of interest expense for the year ended January 31, 2008.

Effective April 30, 2007, Mr. Kraif agreed that the $1.5 million principal payments on the Note due on April 30, 2007 and July 31, 2007 could be delayed pending stockholder consideration of the Note conversion proposal discussed above. Cygne’s stockholders approved the Note Conversion on August 9, 2007, and this $3.0 million principal payment was satisfied through the issuance of the common stock, Convertible Note and warrant discussed above.

As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivables.

The gain on extinguishment of the Note of $1,733,000 is the change between the carrying value of the Note against the fair value of the Convertible Note of $11,380,000 and the fair value of the warrants of $3,248,000. The fair value of the warrants was determined using the closing price of the common stock on August 9, 2007,

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the date that the Conversion Agreement was approved by the stockholders, using the Black-Scholes option pricing model with the following assumptions: stock price at the approval date of the Conversion Agreement of $1.54; exercise price of $3.00; term of 5 years; volatility factor of 71.2%; dividend yield of zero; discount rate of 4.64%.

The Convertible Note bears interest at the annual rate of 4.7%. Twenty-four (24) quarterly principal payments of $625,000 will be payable on the Convertible Note beginning April 30, 2008 and ending on the maturity date of January 31, 2014. Interest is due quarterly. Any principal outstanding on the Convertible Note will be convertible at the conversion price of $3.50 a share. The Company, at its option, may prepay the principal balance outstanding at any time with payment discount rates ranging from 24.19% if prepayment occurred before January 31, 2008 declining to 3.43% if payment occurs between February 1, 2013 and January 31, 2014. The Convertible Note is subordinated to borrowings from Comerica Bank. In the event of default on borrowings from Comerica Bank, Mr. Kraif has the right to accelerate principal and interest payments on the Convertible Note. At January 31, 2008, Mr. Kraif agreed not to accelerate payment of interest or principal in the event of default.

The Warrant is exercisable at any time between February 15, 2009 and January 31, 2012.

Cygne recorded the gain on the Conversion Agreement of $1,733,000 on its Consolidated Statements of Operations as an extinguishment of debt since the exchange occurred prior to Mr. Kraif becoming a shareholder.

As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due April 30, 2008, July 31, 2008 and October 31, 2008 totaling $1,875,000. As of October 31, 2007, Diversified Apparel agreed to accept $1,422,000 in exchange for immediate payment of these three payments, which was offset against the related party receivable. Cygne recorded the $453,000 prepayment gain on its Consolidated Statement of Stockholders’ Equity as a contribution to capital since the pre-payment was to a related party.

As of January 31, 2008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due January 31, 2009, April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, April 30, 2010, July 31, 2010, October 31, 2010, January 31, 2011, and April 30, 2011, totaling $6,250,000. As of January 31, 2008, Diversified Apparel agreed to accept $4,738,125 in exchange for prepayment of these ten payments, which was offset against the related party receivable. Cygne recorded the $1,512,000 prepayment gain on its Consolidated Statement of Stockholders’ Equity as a contribution to capital since the pre-payment was to a related party. The remaining principal balance of $6,875,000 on the Convertible Note matures on January 31, 2014 with payments of $1,875,000 due in the year ended January 31, 2012, and $2,500,000 due in each of the years ended January 31, 2013 and 2014.

In addition, Mr. Serge Kraif has waived all the accrued but unpaid interest for the period August 9, 2007 through January 31, 2008 in the amount of $315,801.

All shares of the Company’s common stock issued pursuant to the Conversion Agreement, upon conversion of the Convertible Note or upon exercise of the Warrant have been registered for resale under the Securities Act.

Debt discount

Based on a third party valuation, the Company determined the fair value of the $15,000,000 Convertible Note. As a result, the Company recorded a debt discount of $3,620,000 to reduce the carrying value of the $15,000,000 Convertible Note to its face value of $11,380,000. The discount is being amortized to interest

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

expense over 6.5 years using the effective interest method. During the year ended January 31, 2008, $2,856,000 of debt discount amortization was recorded. The normal amortization was $418,000 and the amortization caused by the partial pre-payment of the Convertible Note was $2,438,000. Debt discount to be recorded over the remaining life of the Convertible Note is as follows:

Year Ended January 31:	($ in thousands)
2009	126
2010	135
2011	145
2012	166
Thereafter	191

$763

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

The stock option transactions are summarized for the periods shown below:

	Non-Employee Directors Plan			Total Number of Shares
	Number of Shares	Exercise Price Range	Weighted- Average Exercise Price
Options outstanding at January 31, 2006	8,150	$0.08-$0.23	$0.13	8,150
Options exercised in 2006	(7,650)	$0.08-$0.23	$0.15	(7,650)

Options outstanding at January 31, 2007	500			500
Options exercised in 2007	(500)			(500)

Options outstanding at January 31, 2008	—			—

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Units

Under the Plan, an annual restricted stock unit ("RSU") compensation amount of $60,000 will be credited to each member of our Board of Directors who is not an employee. An RSU is a unit of measurement equivalent to one share of Common Stock, but with none of the attendant rights of a stockholder of a share of Common Stock. The annual RSU compensation amount will vest with the director while he is serving as a non-employee director of the Company in quarterly installments as of the last business day of the calendar quarter to which it applies, subject to earlier vesting under certain circumstances. Payment of a director’s RSU account will be made in a lump sum in shares of common stock equal to the number of RSU’s in the RSU account as soon as practicable after the director’s Board service terminates. The RSU expense recognized in the year ended January 31, 2008 was $60,000.

Stock Issuances

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

On January 20, 2006, the Company issued 60,000 shares of restricted Common Stock under the Plan to directors, subject to vesting over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The shares were valued at $4.85 a share. The shares will also vest in full upon a Change in Control, as defined in the Plan, or upon the termination of the director’s service due to death or disability. In connection therewith, the Company recorded deferred compensation of $291,000, representing the fair value of the shares, which was being amortized over the vesting period. During the year ended January 31, 2006 and 2007, approximately $36,000 and $145,000, respectively, were amortized upon adoption of SFAS 123R. The unamortized balance of the deferred compensation was reversed into paid-in-capital.

On May 12, 2006, we issued 2,000,000 shares of our common stock as part of the purchase price for the acquisition of the private label division of Innovo Group Inc. The shares were valued at $3.84 a share,

Cygne has filed a registration statement which was declared effective on May 14, 2007 for resale by certain of its stockholders of an aggregate of 13,928,571 shares of Cygne’s common stock. 11,928,571 shares were acquired by Diversified Apparel directly from Cygne in connection with Cygne’s acquisition of the branded and private label denim apparel business from Diversified Apparel and the subsequent conversion of $7,500,000 principal amount of the Note, and 2,000,000 shares were acquired by Hubert Guez and Paul Guez from Cygne in connection with Cygne’s acquisition of certain assets of the private label apparel division of Innovo Group, Inc. on May 12, 2006. The selling stockholders (other than Diversified Apparel and Paul Guez) are members of Diversified Apparel who acquired the shares of common stock by distribution from Diversified Apparel. The 13,928,571 shares offered constitute, in the aggregate, approximately 36.7% of Cygne’s shares outstanding as of January 31, 2008.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Private Equity Placement

On August 3, 2007, in a private equity placement, Cygne issued 2,655,073 shares of Common Stock at a price of $1.38 per share, representing a 15% discount to the average closing price of the Common Stock on the 10 consecutive trading days ended July 20, 2007 for $3,554,000, net of issuance costs of $110,000. In addition, Cygne issued to the purchasers warrants to purchase an aggregate of 1,062,030 shares of Common Stock at an exercise price of $1.95 per share. The $1.95 exercise price per share of the warrant represents a 20% premium to the average closing price of the common stock on the 10 consecutive trading days ended July 20, 2007. The warrants are exercisable at any time during the period beginning November 2007 and ending July 2012.

Note Transfer Agreement

Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif, a third party not related to the Company at the time of transfer. Effective January 31, 2007, the Company entered into an agreement with Mr. Kraif (the “Conversion Agreement”) which was approved by the Company’s stockholders on August 9, 2007, pursuant to which, immediately following stockholder approval:

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

Cygne has filed a registration statement which was declared effective on January 11, 2008 for resale by certain of its stockholders of an aggregate of 25,674,078 shares of Cygne’s common stock. 16,950,000 shares were acquired by Mr. Kraif in exchange for $37.0 million principal amount of an outstanding promissory note, 3,717,103 shares were acquired by certain of the selling stockholders in a private placement consummated in August 2007 in connection with Cygne’s entering into a new credit arrangement and 60,000 shares were acquired by non-employee directors pursuant to grants of restricted stock under our 2006 Incentive Plan. The remaining 4,946,975 shares are owned by Mr. Manuel, our Chairman and Chief Executive Officer.

9. Concentrations of Risk

For the year ended January 31, 2008, sales to JC Penney, Kohl’s, Target Stores and American Eagle Outfitters accounted for 23%, 17%, 16% and 33%, respectively, of Cygne’s net sales. American Eagle Outfitters ceased to be a customer in December 2007. For the year ended January 31, 2007, sales to JC Penney, Kohl’s, Target Stores and American Eagle Outfitters accounted for 16%, 14%, 15% and 27%, respectively, of Cygne’s net sales. For the year ended January 31, 2006, sales to JC Penney, Kohl’s and New York & Company, accounted for 21%, 18% and 32%, respectively, of Cygne’s net sales.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries). The occurrence of certain of these factors in Guatemala, where Cygne owns a manufacturing facility, resulted in the impairment of the Company’s investment located in this country. In the year ended January 31, 2006, Cygne recorded a 100% impairment charge with respect to its

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

equipment, furniture and fixtures at its Guatemalan facility and established a salvage value of $375,000 for the building and building improvements. The Guatemalan manufacturing facility was closed in November 2007 and Cygne is seeking a buyer for the building. Cygne cannot assure you that it will be able to realize the salvage value recorded.

10. Related Party Transactions

In connection with the acquisition of the Acquired Business, Cygne entered into agreements at July 31, 2005, as subsequently amended, with companies controlled by Hubert Guez.

The Supply Agreement: Prior to July 31, 2007, AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Hubert Guez, manufactured on a non-exclusive basis branded and private label denim apparel for Cygne in Mexico at specified gross margins to Cygne. Pursuant to the Supply Agreement, AZT shipped its manufactured apparel to the United States and invoiced Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel invoiced Cygne for the apparel when it was shipped to Cygne customers. At the end of each month, Diversified Apparel invoiced Cygne for the apparel it had on hand that Cygne estimated that it would ship to its customers in the subsequent month. Cygne renewed the Supply Agreement for one year until July 31, 2008. Cygne ceased sourcing products from AZT on December 18, 2007. The Supply Agreement specified that the guarantee of Cygne’s gross margins for products manufactured by AZT for Target and American Eagle Outfitters (“AEO”) expired on January 31, 2008. Cygne ceased doing business with AZT in December 2007.

On July 31, 2007 Cygne purchased from Diversified Apparel all of the fabric located at AZT allocated to Cygne production. Starting August 1, 2007, Cygne purchased all of the fabric for the garments to be manufactured for Cygne in the AZT facilities. In addition, on July 31, 2007, Cygne purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce, California, which was not included in the contractual month-end inventory purchases.

Under the Supply Agreement, Cygne was obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requests such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. At January 31, 2008 and 2007, outstanding advances to Diversified Apparel were zero and $7,917,000, respectively.

The apparel purchased under the Supply Agreement from Diversified Apparel for the year ended January 31, 2008 and 2007 was approximately $32,224,000 and $64,246,000, respectively. There was no inventory manufactured under the Supply Agreement at January 31, 2008. The purchases for the year ended January 31, 2008 exclude the fabric purchased at July 31, 2007.

On December 18, 2007, a creditor company of AZT, a related party to Cygne and the Mexican contractor for the Company’s vendor, Diversified Apparel, which is also a related party to Cygne, obtained a court decree against AZT which allowed this creditor company to obtain possession of all of Cygne’s fabric, trim, work-in-process and finished goods located at the AZT manufacturing facility in Mexico. Mr. Manuel, Cygne’s CEO, immediately entered into intensive discussion with the creditor company as well as Cygne’s two customers serviced by the AZT Mexican manufacturing facility. The court decree to AZT was not due to any wrongdoing of the Company but a claim by the creditor company against AZT.

American Eagle Outfitters’ (“AEO”), one of the customers, response was to cancel all orders issued to us and to issue new orders for the same garments to the creditor company. Shipments to AEO are estimated to be $2,700,000. We no longer have AEO as a customer.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Mr. Manuel negotiated an agreement with the creditor company whereby the creditor company would continue to ship to Cygne the second customer’s garments with sales estimated at $2,600,000 and invoice us his costs for the garments shipped which shipment was completed in April 2008. We, in turn, invoiced our customer for these garments. We agreed to pay the creditor company thirty days after shipment of garments. At January 31, 2008, we owed the creditor company $954,000.

Diversified Apparel agreed to reimburse us for the cost of the lost fabric and the normal gross profit lost on the sales to AEO and our second customer. The cost of the fabric of $2,480,000, which is included in our cost of goods sold, and the lost gross profit of $754,000, are shown on the financial statements as an increase to Due from Related Parties and an increase to paid-in-capital of $3,234,000. Had we not had this situation with our vendor, we would have shipped to our customers and collected trade receivables of $5,000,000. Although Diversified Apparel agreed to reimburse us at wholesale prices for the lost shipments, the reimbursement was included in the Due from Related Parties account on the balance sheet. The Due from Related Parties already included advances made to Diversified Apparel under the Supply Agreement for costs to make the product. The net financial result of the transaction is that we did recoup our losses through reductions in amounts owed by Cygne on the Convertible Note which was assigned to Diversified Apparel. We have not received any cash reimbursement from Diversified Apparel in relation to our losses which adversely affected our cash flows.

We no longer source goods from AZT.

The Distribution Agreement: Diversified Apparel provides distribution and operating services including building occupancy costs for Cygne. Cygne renewed the Distribution Agreement, which had an expiration date of July 31, 2007, for a one-year period until July 31, 2008. The distribution agreement cost for the years ended January 31, 2008, 2007 and 2006 was $2,493,000, $2,934,000 and $1,672,000, respectively. Cygne and Diversified Apparel cancelled this agreement effective February 1, 2008.

In addition, the cost of the packing materials purchased from Diversified Apparel for the years ended January 31, 2008, 2007 and 2006 was $248,000, $284,000 and $193,000, respectively. All amounts are included in Selling, General and Administrative expenses in the statement of operations.

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

On July 31, 2007, Cygne purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce, California which was not included in the contractual month-end inventory purchases. Cygne is invoiced by Diversified Apparel for all finished garment inventory on the date that the finished garments are delivered to the warehouse. Effective December 5, 2007, Cygne notified Diversified Apparel that all its purchase orders to Diversified Apparel for Far East vendors would be cancelled and replaced by Cygne purchase orders made directly with the Far East vendors.

Under the Distribution Agreement, prior to December 5, 2007, Cygne was obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases.

The apparel purchased from Diversified Apparel under the Distribution Agreement for the years ended January 31, 2008, 2007 and 2006 was approximately $26,459,000, $19,462,000 and $10,536,000, respectively.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Restrictive Covenant Agreement: Cygne and Hubert Guez entered into a restrictive covenant agreement whereby Cygne pays Hubert Guez one percent (1%) of net sales, not including non-denim sales to New York & Company, and not including sales of denim apparel resulting from subsequent business acquisitions. The Company recorded an expense of $466,000 for the year ended January 31, 2008, $626,000 for the year ended January 31, 2007 and $386,000 for the year ended January 31, 2006. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations. Cash payments made under this agreement during the years ended January 31, 2008, 2007 and 2006 were zero, $500,000 and zero, respectively. Cygne’s payable to Hubert Guez at January 31, 2008 and 2007 was approximately $980,000 and $514,000, respectively. This payable is included in due to (due from) Related Parties.

Secured Subordinated Promissory Note: In connection with the acquisition of the denim business from Diversified Apparel, Cygne issued to Diversified Apparel a $47.5 million note bearing interest at 4.7% per annum. On January 3, 2006, the Company and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 of principal due under the Note to Diversified Apparel into 1,428,571 shares of the Company’s common stock. Accordingly, Cygne canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012. On October 31, 2006, the Company made a principal payment of $1,500,000 due on the Note and interest payment due of $2,530,000 through reduction of the amounts owed by Diversified Apparel. Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif. See Note 7 above.

The Company recorded interest expense to Diversified Apparel for the years ended January 31, 2008, 2007 and 2006 of zero, $1,410,000 and $1,120,000, respectively.

Cygne filed a registration statement which was declared effective on May 14, 2007 for resale by certain of its stockholders of an aggregate of 13,928,571 shares of Cygne’s common stock. 11,928,571 shares were acquired by Diversified Apparel directly from Cygne in connection with Cygne’s acquisition of the branded and private label denim apparel business from Diversified Apparel and the subsequent conversion of $7,500,000 principal amount of the Note, and 2,000,000 shares were acquired by Hubert Guez and Paul Guez from Cygne in connection with Cygne’s acquisition of certain assets of the private label apparel division of Innovo Group, Inc. on May 12, 2006. The selling stockholders (other than Diversified Apparel and Paul Guez) are members of Diversified Apparel who acquired the shares of common stock by distribution from Diversified Apparel. The 13,928,571 shares offered constitute, in the aggregate, approximately 36.7% of Cygne’s shares outstanding as of January 31, 2008.

First Finish Inc., an affiliate of Hubert Guez up to June 30, 2007, operates a fabric finishing testing and development facility in California. The cost for services rendered to Cygne by First Finish Inc. for the five months ended June 30, 2007 was approximately $58,000, compared to $177,000 during the year ended January 31, 2007. Payments to reduce prior amounts due to First Finish, Inc. during the five months ended June 30, 2007 and the year ended January 31, 2008 were $87,000 and $96,000, respectively. The amount due to First Finish as a related party at January 31, 2008 was zero as compared to $34,000 at January 31, 2007.

In connection with the Innovo Acquisition, Cygne assumed the obligations under an earn-out agreement with Paul and Hubert Guez for sales to American Eagle Outfitters. The Company pays to each of Paul Guez and Hubert Guez 1.25% of sales to American Eagle Outfitters. The Company recorded an expense of $771,000 for the year ended January 31, 2008, and an expense of $792,000 for the year ended January 31, 2007. Cygne ceased doing business with American Eagle Outfitters in December 2007. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Cash payments made under this agreement to Paul Guez during the year ended January 31, 2008 and 2007 were zero and $330,000, respectively. Cygne’s payable to Paul Guez at January 31, 2008 and 2007 was approximately $450,000 and $64,000, respectively. Cash payments made under this agreement to Hubert Guez during the year ended January 31, 2008 and 2007 were zero. Cygne’s payable to Hubert Guez at January 31, 2008 and 2007 was approximately $780,000 and $394,000, respectively. These payables are included in due to (due from) Related Parties.

Cygne guaranteed payment to American Eagle Outfitters for purchases of fabric to AZT, a related party, from Cone Denim LLC to fulfill purchase orders from American Eagle Outfitters for finished product. The guarantee limit was $3,500,000 and was valid for fabric purchases made through July 31, 2007. The amount of the guarantee at July 31, 2007 was approximately $2,333,000. The guarantee was terminated at August 19, 2007 when Cygne issued a $2,000,000 letter of credit to Cone Denim LLC. On January 31, 2008, $200,000 of the standby letter of credit was outstanding

Payments to Cygne employees: As part of the Agreement, Cygne, on July 31, 2005, hired approximately fifty employees who worked for Diversified Apparel. On January 1, 2006, the employees had been transferred onto the payroll of Cygne. Cygne reimbursed Diversified Apparel $1,393,000 during the year ended January 31, 2006 for all costs associated with this group of employees for the period following the acquisition and before the payroll transfer.

Due to/(due from) Related Parties with the right of offset is comprised of the following amounts:

	(In thousands)
	January 31, 2008	January 31, 2007
Due from Diversified Apparel under the Supply Agreement*	$(18,004)	$(11,325)
Due from Diversified Apparel—settlement of sourcing problem from related party in Mexico	(3,234)	—
Due to Diversified Apparel—assumption of liability under Innovo Acquisition Agreement	2,500	2,500
Due to Mr. Hubert Guez—restricted covenant	980	514
Due to Mr. Hubert Guez—earn-out agreement	780	394
Due to Mr. Paul Guez—earn-out agreement	450	—
Due to Diversified Apparel—assumption of vendor liabilities	2,477	—
Due to Diversified Apparel—assumption of Secured Promissory Note Payable	1,500	—
Due to Diversified Apparel—assumption of Convertible Note Payable	6,159	—

Due from Related Parties with the right of offset	$(6,392)	$(7,917)

Due to Related Parties with no right of offset is comprised of the following amounts:

	(In thousands)
	January 31, 2008	January 31, 2007
Due to First Finish Inc	$—	$34
Due to Mr. Paul Guez—earn-out agreement	—	64

	$—	$98

Diversified Apparel assumed our liability to two of our vendors totaling $3,177,000 in 2007. These liabilities were offset against related party receivable.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1,500,000 principal payment on the Note originally due January 31, 2007. This payment was offset against related party receivable.

As of October 31, 2007, Diversified Apparel agreed to accept $1,421,000 in exchange for payments on the Convertible Note. This payment was offset against related party receivable.

As of January 31, 2008, Diversified Apparel agreed to accept $4,738,000 in exchange for payments on the Convertible Note. This payment was offset against related party receivable.

The categories of the related party charges are (in thousands):

		(In thousands)
Statement Placement See below		Year Ended January 31, 2008	Year Ended January 31, 2007	Year Ended January 31, 2006
1	Supply Agreement, net of inventory shown in Item 4	$34,208	$64,498	$20,002
1	Distribution Agreement relating to purchase of Far East imported products, net of inventory shown in Item 4	27,787	20,912	8,422
2	Distribution Agreement relating to distribution expense	2,493	2,934	1,672
2	Distribution Agreement relating to packing material expense	248	284	193
2	Restrictive Covenant Agreement	460	626	386
2	Earn-out under Innovo Acquisition Agreement	771	792	—
2	First Finish, Inc.	58	177	122
2	Charges by Diversified Apparel for employees performing services for Cygne	—	—	1,393
3	Interest on Secured Subordinated Promissory Note	—	1,410	1,120

	Total	$64,369	$88,275	$33,310

The categories identified above are shown in the financial statement under the following captions:

Statement Placement
1	Cost of goods sold *
2	Selling, general and administrative expenses
3	Interest expense

*	Certain reclassifications were made to amounts presented for the year ended January 31, 2007 to be consistent with the January 31, 2008 presentation.

Related party charges included in inventory are (in thousands):

Item		January 31, 2008	January 31, 2007	January 31, 2006
4	Supply Agreement inventory	$—	$992	$1,244
4	Distribution Agreement inventory	—	664	2,114

		$—	$1,656	$3,358

As of January 31, 2008 and 2007, the Company had outstanding short-term purchase order commitments to Diversified Apparel, a related party, for zero and $31,768,000, respectively.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

11. Commitments and Contingencies

Leases

The Company entered into a lease for office space with an expiration date of October 31, 2008. The Company also leases showroom space under two operating leases expiring through October 31, 2008 and miscellaneous equipment through July 2009.

Minimum future payments under the above leases are as follows:

Year Ended January 31,
2009	254,000
2010	2,000

$256,000

Total rent expense under the operating leases for the years ended January 31, 2008, 2007 and 2006 was approximately $375,000, $388,000 and $270,000, respectively. Pursuant to the Company’s lease, rent expense charged to operations differs from rent paid because of the effect of free rent periods, landlord reimbursement of leasehold improvement costs and scheduled rent increases. Accordingly, the Company has recorded deferred rent payable of approximately $8,000 and $61,000, respectively, at January 31, 2008 and 2007, which is included in accrued expenses. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis over the leased term.

On November 14, 2007, Cygne entered into a memorandum of understanding with Shipson, LLC (“Shipson”). Pursuant to the memo of understanding, Shipson will allow the use of 25,000 square feet of leased space for warehousing and shipping purposes as well as office space located in Commerce, California to Cygne beginning January 1, 2008. Cygne can terminate this agreement at any time with 90 days prior notice.

Commitments

The Company has an employment agreement (“Agreement”) with an officer through April 30, 2008. The agreement is automatically renewed ninety days before the employee termination date on April 30, 2008. On February 1, 2008, the Agreement was renewed until April 30, 2009. On April 25, 2008, the Company and the officer entered into a letter agreement terminating the employment agreement and providing, among other things, that the officer will remain an employee through January 31, 2010, advising our senior executive officers with respect to international sourcing, and for which he will receive a salary of $12,500 per month, and will be entitled to continue to participate, at our expense, in our health insurance plan; and in recognition of his past services to Cygne and his agreement to forego bonuses and contractually mandated annual salary increases for over ten years, upon termination of his employment we will pay him severance in the amount of $1,200,000, payable in 12 equal quarterly installments of $100,000, with the first payment commencing on February 15, 2010. See Note 15 of the Notes to the Consolidated Financial Statements.

The officer may receive a bonus which would be determined by the Board of Directors. The officer has not received a bonus.

As of January 31, 2008, the Company has outstanding short-term purchase order commitments with its vendors of approximately $23,668,000.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Litigation

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On March 21, 2008, Cygne received a letter from Weltman, Weinberg & Reis Co., LPA informing Cygne that they had been retained by China Export & Credit Corporation aka Sinosure (“Sinosure”) to investigate a collection claim by Evolve International Trading (Shanghai) Co. Ltd. (“Evolve”). Evolve claims that it shipped certain goods to Cygne and that Cygne owes it $1,519,822 in unpaid invoices for those goods. This letter and the supporting documents were forwarded to Hubert Guez and Diversified Apparel Resources, LLC (“DAR”). DAR and Hubert Guez have examined the documents and informed us that Cygne has no liability concerning these amounts. Therefore, we consider it remote that we will have to pay this amount and that it is not a liability.

On April 11, 2008, Cygne received a summons and complaint on behalf of M.Y. Accessories Ltd. (“M.Y.”). M.Y. claims that it sold and delivered certain goods to Diversified Apparel Resources, LLC (“DAR”) and Cygne. In the complaint, M.Y. claims that DAR and Cygne are responsible for the $311,373 in unpaid invoices for those goods. This letter and the supporting documents were forwarded to Hubert Guez and DAR. DAR and Hubert Guez have examined the documents and informed us that Cygne has no liability concerning these amounts. Therefore, we consider it remote that we will have to pay this amount and that it is not a liability. In addition, in the above complaint, M.Y. claims that it sold and delivered goods to Cygne and that Cygne owes it $27,012 in unpaid invoices for those goods. We have examined the documents and we believe that it is probable that we will have to pay this amount. Therefore, we have included this claim at the stated amount as a liability in our financial statements.

On March 20, 2008, received a summons and complaint on behalf of Copen Associates, Inc. (“Copen”). Copen claims that it sold and delivered certain goods to Cygne on January 18, 2007 and November 1, 2007 as agreed upon and that Cygne owes it $55,871 in unpaid invoices for those goods. We have examined the documents and we believe that it is probable that we will have to pay this amount. Therefore, we have included this claim at the stated amount as a liability in our financial statements.

12. Income Taxes

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	(In thousands)
	Year Ended January 31
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$17,257	$19,097
Difference between book and tax basis of goodwill	16,378
Investment in subsidiaries not currently deductible	362	1,069
Unrealized loss on marketable securities	70	70

	34,067	20,236
Deferred tax liabilities:
Difference between book and tax basis of intangible assets	0	4,155

Net deferred tax asset	34,067	16,081
Valuation allowances	(34,067)	(16,081)

Net deferred tax asset after valuation allowances	$0	$0

Deferred tax liability resulting from difference between book and tax basis of goodwill	$0	$(2,471)

For financial reporting purposes, income (loss) before income taxes includes the following components:

	(In thousands)
	Year Ended
	January 31, 2008	January 31, 2007	January 31, 2006
Pretax (loss) income
United States	$(64,611)	$3,357	$(3,947)
Foreign	(1,290)	(1,605)	(1,399)

Total	$(65,901)	$1,752	$(5,346)

Significant components of the (benefit from) provision for income taxes are as follows:

	(In thousands)
	Year Ended
	January 31, 2008	January 31, 2007	January 31, 2006
Current:
Federal	$92	$56	$0
Foreign	0	0	0
State and local	338	168	35

Total current	$430	$224	$35

Deferred taxes
Federal	$(2,100)	$1,433	$667
State	(371)	253	118

Total	$(2,471)	$1,686	$785

Total tax provision	$(2,041)	$1,910	$820

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The reconciliation of income tax at U.S. federal statutory tax rates to income tax expense is as follows:

	$( in thousands)
	Year Ended
	January 31, 2008		January 31, 2007		January 31, 2006
Tax at U.S. statutory rates	$(22,406)	(34.0)%	$596	34.0%	$(1,817)	(34.0)%
U.S. loss, no benefit provided	20,027	30.0	—	—	1,342	25.1
Utilization of U.S. net operating loss carryforwards	(1,469)	(2.0)	(1,085)	(62.0)	—	—
Foreign loss (income) not subject to tax (benefit)	439	1.0	545	31.1	475	8.8
Tax amortization of goodwill without benefit for book purposes	(2,471)	(1.0)	1,686	96.2	785	14.7
Gain on debt conversion and debt amortization	2,658	4.0	—	—	—	—
Loss of inventory	843	1.0	—	—	—	—
Reversal of state tax accrual	(18)	(0)	(32)	(1.8)	(11)	(0.2)
Foreign and state income taxes	356	1.0	200	11.4	46	0.9

	$(2,041)	3.1%	$1,910	109.0%	$820	15.3%

As of January 31, 2008, based upon tax returns filed and to be filed, the Company expects to report a net operating loss carryforward for U.S. Federal income tax purposes of approximately $45,000,000. This carryforward amount reflects the fact that an “ownership change” with respect to the Company’s shares took place on January 3, 2006 for purposes of Section 382 of the U.S. Internal Revenue Code. Based upon the ownership change, the Company estimates that net operating loss carryforwards will be limited to approximately $5,303,000 per year. This ownership change caused a forfeiture of approximately $63 million of net operating loss carryforwards for U.S. federal income taxes. If unused, the remaining loss carryforwards will expire in the Company’s taxable years ending in 2011 through 2026. Approximately $19,000,000 of the federal net loss carryforwards will expire as of the end of the taxable year January 2011. The following table sets forth federal net operating loss carryforwards, as adjusted:

Year Generated	Year of Expiration	Federal Net Operating Loss Carryforward
		(In thousands)
1996	2011	$19,000
1997	2012	3,000
1998	2013	8,000
1999	2019	3,000
2000	2020	1,000
2003	2023	2,000
2005	2025	7,000
2006	2026	2,000

		$45,000

As of January 31, 2008, based upon tax returns filed and to be filed, the Company expects to report net operating loss carryforwards for New York State and New York City tax purposes (on a separate company basis) of approximately $33 million. If unused, these loss carryforwards will expire as of the end of the Company’s taxable years ending in 2011 through 2026. Approximately $19,000,000 of the Company’s net operating loss carryforwards for New York State and New York City purposes (on a separate company basis) will expire in the

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

taxable year ending January 2011. The “ownership change” with respect to the Company’s shares which took place on January 3, 2006, caused a forfeiture of approximately $25.0 million of net operating loss carryforwards for state and local income tax purposes.

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

On March 11, 2008, the IRS informed the Company that it would commence an audit of Cygne’s federal tax return for the tax period January 31, 2007; the Company is not currently undergoing any other United States tax examinations.

In 2001, the Guatemalan Internal Revenue Service commenced an audit of the Guatemalan tax returns filed by JMB Internacional, S.A., the Company’s 100% owned Guatemalan subsidiary, for its taxable years 1998, 1999, and 2000. The Guatemalan tax authorities are examining the tax returns of this subsidiary, which had been granted a tax holiday, but JMB Internacional, S.A. was assessed an income tax under a different Guatemala statute. The Company protested this tax and did not pay the tax. However, the Company has established a reserve for this contingent liability in the amount of $470,000 and has included this reserve on the balance sheet under Income Taxes Payable.

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

13. Employee Benefit Plans

On January 1, 2006 the Company implemented a 401(k) plan (the “2006 401(k) plan”) that permits U.S. employees to make contributions up to the maximum permitted by law. The 2006 401(k) plan contains an employer contribution provision that provides for a Company’s contribution of 10% of the employee’s contribution. The Company’s contribution to the plan for the years ended January 31, 2008 and 2007 was approximately $15,000 and $12,000, respectively.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

14. Closed Manufacturing Facility

Guatemalan Manufacturing Facility

On November 8, 2007, the management of Cygne Designs, Inc. made the decision to close its manufacturing facility located in Guatemala. The planned closure of the Guatemalan facility was completed in November 2007. We made this decision as the competitiveness of the product categories manufactured in Guatemala was adversely affected by the discontinuance of textile import quotas by the United States on January 1, 2005. The Guatemala Apparel Agency, which has been in business since 1999 and coordinates buying merchandise and supplying it to retailers, was not closed.

In the year ended January 31, 2006, based on an appraisal by an independent third party, Cygne recorded a 100% impairment charge with respect to its equipment, furniture and fixtures at its Guatemalan facility and established a salvage value of $375,000 for the land, building and building improvements. Cygne incurred severance costs related to the closure of this facility of $275,000 which was recorded as an expense and paid during the three months ended January 31, 2008. Cygne believes that there will not be any additional impairment to the value of its land and buildings as shown on the January 31, 2008 balance sheet. The land and building is currently for sale.

15. Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly financial data for the years ended January 31, 2008 (“2007”) and 2007 (“2006”).

	(In thousands except per share amounts)
	2007				2006
	Qtr.1	Qtr.2	Qtr.3(2)	Qtr.4	Qtr.1	Qtr.2	Qtr.3	Qtr.4
Net sales	$20,863	$33,189	$22,905	$18,796	$20,895	$45,116	$32,980	$19,825
Gross profit (loss)	4,173	7,818	4,208	(272)	4,964	9,976	6,379	4,155
Loss on impairment of goodwill and intangible assets	—	—	—	61,850	—	—	—	—
(Loss) income before interest, other expense and income taxes	65	3,105	2,636	(66,366)	724	3,723	2.645	(307)
Interest expense(1)	957	947	1,132	2,305	1,290	1,293	1,436	1,014
Provision for (benefit from) income taxes	480	577	797	(3,895)	410	440	444	616
Net (loss) income	(1,372)	1,581	707	(64,776)	(976)	1,990	765	(1,937)
Net (loss) income per share-basic and diluted	$(0.05)	$0.06	$0.02	$(1.71)	$(0.04)	$0.08	$0.03	$(0.07)

(1)	Including amortization of debt discount.
(2)	Per amended 10-Q filed on May 15, 2008

Quarterly computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the year shown elsewhere in the Annual Report on Form 10-K.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16. Subsequent Event

On April 25, 2008, Cygne appointed Jay Furrow as President and Chief Executive Officer of Cygne. Bernard Manuel, who was Chairman, President and Chief Executive Officer, will continue to serve as Chairman of Cygne. Mr. Furrow will receive an annual salary of $400,000 per year, and will participate in all employee benefit programs offered by Cygne to its executives. In connection with the appointment of Jay Furrow as President and CEO, the Company granted to Mr. Furrow a fully vested 10-year option to purchase one million shares of the Company’s common stock at a price of $0.30 per share.

In connection with the appointment of Mr. Furrow as President and Chief Executive Officer, on April 25, 2008 Cygne and Mr. Manuel entered into a letter agreement terminating his employment agreement and providing, among other things, that: Mr. Manuel will remain an employee through January 31, 2010, advising senior executive officers with respect to international sourcing, and for which Mr. Manuel will receive a salary of $12,500 per month, and will be entitled to continue to participate, at Cygne’s expense, in the Company’s health insurance plan; and in recognition of Mr. Manuel’s past services to Cygne and his agreement to forego bonuses and contractually mandated annual salary increases for over ten years, upon termination of his employment Cygne will pay him severance in the amount of $1,200,000, payable in 12 equal quarterly installments of $100,000, with the first payment commencing on February 15, 2010.

Cygne Designs, Inc. and Subsidiaries

Schedule II-Valuation and Qualifying Accounts

January 31, 2008

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Change in Allowances	Balance at End of Period
	(In thousands)
Reserves for returns and allowances:
Year ended January 31, 2006	0	3,894	1,932	1,962
Year ended January 31, 2007	1,962	8,798	(9,250)	1,510
Year ended January 31, 2008	1,510	1,831	(1,510)	1,831

Reserve for other receivables:
Year ended January 31, 2006	433	0	433	0
Year ended January 31, 2008	0	94	0	94