Form 10-K/A
period 2008-01-31
CYGNE DESIGNS INC
filed 2008-05-23
CIK 906782

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

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

*	For purposes of this calculation, the number of shares held by non-affiliates was determined by aggregating the number of shares held by officers and directors of the registrant, and by others who, to the registrant’s knowledge, own more than 10% of the registrant’s Common Stock, and subtracting those shares from the total number of shares outstanding.

As of May 2, 2008, 37,917, 682 shares of Common Stock, $0.01 par value, of the registrant were outstanding.

Documents incorporated by reference: None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position with the Company
Bernard M. Manuel	60	Director, Chairman of the Board
Jay Furrow	34	Director, President and Chief Executive Officer
Roy E. Green	75	Senior Vice President-Chief Financial Officer, Treasurer, and Secretary

On April 25, 2008, Cygne Designs, Inc. appointed Mr. Jay Furrow as President and Chief Executive Officer of the Company. Mr. Furrow became a member of the Company’s Board of Directors on April 25, 2008.

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

Jay Furrow, 34, is a principal in the Furrow Realty Fund, LP, a real estate fund focused on investing in commercial and industrial real estate. Additionally, Mr. Furrow is a founder of and on the board of Regent’s Secret, Inc., an online fashion retailer, where he has served as chief executive officer and as chairman of the Board of Directors since its inception in May 2007. Since January 2006, Mr. Furrow has served as managing member and founder of JFJ Holdings LLC, a private equity company. From July 2002 until January 2006, Mr. Furrow served as Chief Executive Officer, from December 2000 until July 2002 as President, and from April 1999 until March 2003 as Chief Operating Officer of Joe’s Jeans Inc. (JOEZ), a publicly traded apparel company, in addition to serving as a member of its Board of Directors from 1999 until July 2007. Mr. Furrow received his J.D. degree from Southern Methodist University School of Law and his B.S. degree in Political Science from Vanderbilt University.

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

BOARD OF DIRECTORS

The board of directors had four members at January 31, 2008. On April 25, 2008, Jay Furrow became the fifth member of the board of directors.

Director	Age	Year First Became Director
James G. Groninger (1)	64	1993
Bernard M. Manuel	60	1988
Jay Furrow	34	2008
Michel Collet (1)	41	2005
Guy Kinberg (1)	52	2005

(1)	Member of the Audit Committee, Compensation and Stock Option Committee and Nominating and Corporate Governance Committee of the Board of directors.

Mr. Groninger has been the President of Bay South Company since January 1995. Mr. Groninger is a director and Chief Executive Officer of LBS Technologies, Inc. and a director of Layton BioScience, Inc., NPS Pharmaceuticals, Inc. and Expression Pathology, Inc. LBS Technologies, Inc. and Layton BioScience, Inc. are privately held companies engaged in genomics and neuronal cell therapy, respectively. NPS Pharmaceuticals, Inc. is a publicly traded biotechnology company engaged in the discovery, development, and commercialization of therapeutic small molecules and recombinant proteins. Expression Pathology Inc. is a private biotechnology company leading the development of innovative tissue protein analysis methods for research and diagnostic applications.

Mr. Manuel has been our Chairman of the Board since 1988 and served as our Chief Executive Officer from 1988 until April 25, 2008. See “—Executive Officers of the Registrant.”

Mr. Jay Furrow became a director and Chief Executive Officer on April 25, 2008. See “—Executive Officers of the Registrant.”

Mr. Collet is a partner with CMS Bureau Francis Lefebvre (“CMS”), a leading law firm in France. Mr. Collet headed the New York office from 2002 to 2007 and he is now with the International Tax Group of the firm in France. He is still responsible for the development of the firm in the United States. Mr. Collet originally joined CMS in 1994. In 2000, Mr. Collet left CMS to join Linklaters, a leading European law firm, in Paris and London. He rejoined CMS in September 2002.

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

Board Meetings

During the fiscal year ended January 31, 2008, our board of directors held 14 meetings. Each director (other than Mr. Furrow, who was not a director during the period) attended all meetings of the board of directors, except the May 17, 2007 meeting, which Mr. Manuel could not attend, and the July 27, 2007 meeting, which Mr. Collet could not attend.

Board Committees

The board of directors has a Compensation and Stock Option Committee, Audit Committee and Nominating and Corporate Governance Committee to assist it in the discharge of its responsibilities.

The Audit Committee reviews our annual audit and meets with our independent auditors to review our internal controls and financial management practices. The Audit Committee is comprised of three non-employee directors, Messrs. Groninger, Collet and Kinberg. The Nominating and Corporate Governance Committee of the board of directors has determined that all members of the Audit Committee are “independent” under the rules and regulations of the Nasdaq Capital Market. Mr. Groninger serves as the chairman of the Audit Committee. The Audit Committee held nine meetings during the fiscal year ended January 31, 2008. Each member attended all meetings of the Audit Committee except for the July 27, 2007 meeting, which Mr. Collet could not attend. Mr. Groninger is an “audit committee financial expert” as defined in Regulation 240.401 (h) (1) (i) (A) of Regulation S-K.

The board of directors adopted a written charter for the Audit Committee. The charter has not changed from the charter filed with our 2005 proxy statement.

The Compensation and Stock Option Committee reviews compensation practices, recommends compensation for our executives and key employees and functions as the committee under our 2006 Incentive Plan. The Compensation and Stock Option Committee is comprised of three non-employee directors, Messrs. Groninger, Collet and Kinberg. Mr. Groninger acts as the chairman of the Compensation and Stock Option Committee. The Compensation and Stock Option Committee held two meetings during the fiscal year ended January 31, 2008. Each director attended all meetings of the Compensation and Stock Option Committee.

The board of directors adopted a written charter for the Compensation and Stock Option Committee. The charter has not changed from the charter filed with our 2005 proxy statement.

In November, 2005 we established a Nominating and Corporate Governance Committee of the board of directors, which was established for the purpose of assisting the board in its selection of individuals as nominees for election to the board at meetings of our stockholders and/or to fill any vacancies or newly created directorships on the board and assisting the board in its oversight of our corporate governance. The Nominating and Corporate Governance Committee held one meeting during the fiscal year ended January 31, 2008. Each director attended the meeting. The Nominating and Corporate Governance Committee is comprised of three non-employee directors, Messrs. Groninger, Collet and Kinberg. Mr. Collet serves as Chairman. All members of the Nominating and Corporate Governance Committee are independent as independence is currently defined by the Nasdaq listing standards.

The board of directors adopted a written charter for the Nominating and Corporate Governance Committee. The charter has not changed from the charter filed with our 2005 proxy statement.

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

Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the fiscal year ended January 31, 2008, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a code of ethics applicable to our officers, who include our principal executive officer, principal financial officer and financial professionals. A copy of our code of ethics has been filed with the Securities and Exchange Commission. We undertake to provide to any person without charge, upon request, a copy of our code of ethics. Requests for such copy should be made in writing to us at our principal office, which is set forth on the first page of our Form 10-K, attention Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In this compensation discussion and analysis, we discuss our compensation objectives, our decisions and the rational behind these decisions relating to 2007 compensation for our executive officers.

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

Our compensation program is comprised of four elements:

•

base salary, which is intended to provide a stable annual salary at a level consistent with competitive market practice, to reflect each executive officer’s position and level of responsibility and to recognize each executive officer’s unique value and historical contributions to our success;

•	annual bonuses, which are designed to help motivate management to achieve key operational objectives by rewarding achievement of these objectives;

•	equity-linked awards, which are designed to align executives’ interests with the interests of our stockholders, thereby encouraging actions to maximize short-term and long-term stockholder value; and

•	benefits which we have determined are necessary in order to provide a competitive remuneration package.

The relative proportion of total compensation paid or awarded to our executive officers for each individual component of compensation (salary, annual bonuses and equity-linked awards) varies for each executive officer based on the executive’s level in the organization. The level correlates with the executive’s ability to impact business results through the executive’s performance and leadership role. Our chairman and chief executive officer has a greater impact on achievement of the business strategy and overall business performance.

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

Components of Compensation

Base Salary. Our policy is to position each executive’s base salary at levels that are comparable to salaries provided to other executives in our industry, with consideration for the industry’s standards, the size and scope of our operations, individual performance factors and the scope of an individual’s responsibilities. We consider these factors subjectively in the aggregate and none of the factors is accorded a specific weight, and we are not precluded from considering other factors as we consider relevant. Because Messrs. Manuel and Green have agreed, since 1995, to a freeze in their salaries below the levels specified in their employment agreements, we did not engage in any benchmarking of these salaries against those of other companies.

Annual Bonuses. We do not have a formal bonus plan. Rather, the compensation committee considers whether to award cash bonuses at the end of the year based upon our determination of the success achieved by us, and management’s role in such success. At the request of Messrs. Manuel and Green, we have not considered the payment of bonuses since 1995 due to our financial condition.

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

Eligibility. Awards may be made under the Incentive Plan to our employees (including prospective employees), directors and consultants and its affiliates. As of April 30, 2008, approximately 50 employees, directors and consultants are eligible to receive awards under the Incentive Plan.

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

Benefits. We provide company benefits, or perquisites, that we believe are standard in industry. These benefits consist of a group medical and dental insurance program for employees and their qualified employees and dependents, group life insurance for employees and their spouses, accidental death and dismemberment and long-term disability coverage for employees and a 401(k) employee savings plan. Our executive officers do not participate in a supplemental employment retirement benefit of any kind.

On January 1, 2006, we implemented a 401(k) plan that permits eligible employees to make voluntary, pre-tax contributions to the plan up to a specified percentage of compensation, subject to applicable tax limitations. We will make a contribution to the plan for each employee equal to 10% of the employee’s contribution. The plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made. We made contributions to the plan for the years ended January 31, 2008, 2007 and 2006 for approximately $15,000, $12,000 and $4,000, respectively.

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

Other Compensation Related Matters

Equity Ownership. As of January 31, 2008, our chief executive officer owned approximately 13.05% of our outstanding common stock. Although we encourage our executive officers to retain ownership in Cygne, we do not have a policy requiring maintenance of a specified equity ownership level. Our policies prohibit our executive officers from using puts, calls or options to hedge the economic risk of their ownership.

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

Compensation Committee Report

We have reviewed and discussed with management the compensation discussion and analysis required by Item 402(b) of Regulation S-K. Based on the review and discussion referred to above, we recommend to the board of directors that the compensation discussion and analysis be included in this Form 10-K/A.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our two executive officers:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)			Total ($)
Bernard Manuel Chairman of the Board	2007 2006 2005	$ $ $	400,000 400,000 400,000	— — —	— — —	— — —	— — —	— — —	$ $ $	36,314 40,439 41,125	(1)(2) (1)(2) (1)(2)	$ $ $	436,314 440,439 441,125
Roy Green Senior Vice President—Chief Financial Officer (Principal Financial Officer)	2007 2006 2005	$ $ $	245,000 245,000 245,000	— — —	— — —	— — —	— — —	— — —	$ $ $	12,695 13,467 350,971	(3) (3) (3)(4)	$ $ $	257,695 258,467 595,971

(1)	Includes $11,599, $11,599, and $11,438 for the lease of a personal automobile, $6,043, $6,901 and $6,804 for parking and $2,574, $2,398 and $5,492, for auto insurance for years 2007, 2006 and 2005, respectively
(2)	Includes health insurance premiums paid by us of $15,918, $19,541 and $17,391 for years 2007, 2006 and 2005, respectively.
(3)	Includes health insurance premiums paid by us of $12,695, $13,467 and $11,748 for years 2007, 2006 and 2005, respectively.
(4)	Includes a retention bonus paid by us of $339,223 to Mr. Green in connection with the termination of his employment agreement.

Mr. Furrow, who joined the Company as Chief Executive Officer in April 2008, will receive an annual salary of $400,000 per year, and will participate in all employee benefit programs offered by the Company to its executives. As an inducement to join us, the Company granted to Mr. Furrow a fully vested 10-year option to purchase one million shares of the Company’s common stock at a price of $0.30 per share.

Employment Agreements

The employment agreement with Bernard M. Manuel, our chairman, was terminated by mutual agreement on April 25, 2008. We had an employment agreement with Roy E. Green, our senior vice president-chief financial officer, treasurer, and secretary. Mr. Green’s employment agreement was terminated by mutual agreement as of July 31, 2005 and, since that time, Mr. Green has been our “at will” employee and continues to serve as our Senior Vice-President, Chief Financial Officer, Treasurer and Secretary.

In connection with the appointment of Mr. Furrow as the Company’s President and Chief Executive Officer, on April 25, 2008 the Company and Mr. Manuel entered into a letter agreement which provides that:

•	Mr. Manuel’s employment agreement (including without limitation the non-competition provisions thereof) was terminated;

•

Mr. Manuel will continue to serve as a director and chairman of the Board of Directors of the Company until October 31, 2008, and thereafter until either the Company requests that he resign as a director or Mr. Manuel resigns, upon thirty (30) days prior written notice to the Company;

•

Mr. Manuel remains an employee of the Company through January 31, 2010, advising the Company’s senior executive officers with respect to international sourcing, for which Mr. Manuel will receive a salary of $12,500 per month, and will be entitled to continue to participate, at the Company’s expense, in the Company’s health insurance plan; and

•

in recognition of Mr. Manuel’s past services to the Company and his agreement to forego bonuses and contractually mandated annual salary increases for over ten years, upon termination of his employment the Company will pay him severance in the amount of $1,200,000, payable in 12 equal quarterly installments of $100,000, with the first payment commencing on February 15, 2010.

Mr. Manuel’s employment agreement, which would have expired on April 30, 2009 had it not been terminated as provided above, provided for the automatic renewal for successive one-year terms unless either party notified the other to the contrary at least 90 days prior to its expiration. The employment agreement required Mr. Manuel to devote substantially all of his time and attention to our business as necessary to fulfill his duties. Under the employment agreement, Mr. Manuel was entitled to an annual salary of $702,593 subject to annual cost of living increases and a bonus to be determined by the Board of Directors in its sole discretion. Since 1995 Mr. Manuel had accepted a reduction in salary to $400,000 and had not received any bonuses. Under the employment agreement, Mr. Manuel could terminate his employment upon 30 days’ notice. The employment agreement provided that in the event Mr. Manuel’s employment was terminated by us at any time for any reason other than justifiable cause, disability, or death, or we failed to renew the agreement at any time within two years following a “Change in Control of the Company,” we would pay Mr. Manuel his base salary, and permit participation in benefit programs for two years. In the event we elected not to renew the agreement (other than within two years following a “Change in Control of the Company”) we would pay Mr. Manuel a severance payment equal to the lesser of (i) two months’ salary plus one-sixth of his most recently declared bonus for each year he has been employed by the Company or (ii) one year’s annual salary. The employment agreement contained confidentiality provisions, whereby Mr. Manuel agreed not to disclose any confidential information regarding us, as well as non-competition covenants. The non-competition covenants would have survived the termination of Mr. Manuel’s employment for two years, but were terminated pursuant to the letter agreement discussed above.

For purposes of the employment agreement, a “Change in Control of the Company” was deemed to occur if (i) there was consummated (x) any consolidation or merger of Cygne in which Cygne is not the continuing or surviving corporation or pursuant to which our shares of common stock would be converted into cash, securities or other property, other than a merger of Cygne in which the holders of our common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of our assets, or (ii) our stockholders approved any plan or proposal for liquidation or dissolution of Cygne, or (iii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), became the beneficial owner (within the meaning of Rule 13(d)(3) under the Exchange Act) of 40% or more of our outstanding common stock other than pursuant to a plan or arrangement entered into by such person and us, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constituted the entire board of directors ceased for any reason to constitute a majority thereof unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of the period.

The employment agreement also provided that if, in connection with a change of ownership or control of Cygne or a change in ownership of a substantial portion of our assets (all within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the “Code”)), an excise tax is payable by the employee under Section 4999 of the Code, then we would pay to Mr. Manuel additional compensation which will be sufficient to enable him to pay such excise tax as well as the income tax and excise tax on such additional compensation, such that, after the payment of income and excise taxes, Mr. Manuel would be in the same economic position in which he would have been if the provision of Section 4999 of the Code had not been applicable.

Mr. Green’s employment agreement, which was terminated by mutual agreement as of July 31, 2005, contained substantially similar provisions to Mr. Manuel’s employment agreement; provided that, Mr. Green’s annual salary under his agreement at the time it was terminated was $339,223, subject to annual cost of living increases. Mr. Green had accepted a salary reduction to $245,000 in 1995 and has continued to receive such salary since 1995. In connection with the termination of Mr. Green’s employment agreement, he received a cash payment of $339,223 in lieu of all amounts which might be due and owing under his employment agreement, including any severance payments. Such payment was contingent on Mr. Green remaining employed by us and performing his customary functions as Senior Vice President—Chief Financial Officer, Treasurer and Secretary and assisting in the consummation of our purchase of certain assets of Diversified Apparel Resources, LLC. Notwithstanding the termination of Mr. Green’s employment agreement, he remains bound by the confidentiality and non-competition provisions which were contained in the agreement.

Mr. Furrow does not have an employment agreement with the Company.

Grants of Plan-Based Awards Table

This table has been omitted because no plan-based awards were made during the year ended January 31, 2008. See “—Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year-End

This table has been omitted because there were no outstanding equity awards to our executive officers at January 31, 2008. As an inducement to join us, on April 25, 2008 the Company granted to Mr. Furrow a fully vested 10-year option to purchase one million shares of the Company’s common stock at a price of $0.30 per share.

Option Exercises and Stock Vested Table

This table has been omitted because there were no options exercised by or stock vested for our executive officers during the year ended January 31, 2008.

Pension Benefits

We sponsor a 401(k) plan that is available to all U.S. employees, but do not maintain a pension or defined benefit program. We do not have a nonqualified deferred compensation plan or program for its officers or employees.

Potential Payments upon Termination or Change-in-Control

As described above under “—Employment Agreements”, at January 31, 2008, Mr. Manuel was entitled to certain payments upon termination of employment under certain circumstances. The following table sets forth potential amounts payable to our executive officers at January 31, 2008 upon termination of employment under various circumstances, and as if terminated on January 31, 2008.

Termination:	By Reason of Death or Disability	By Reason of Non-renewal of Employment Agreement (other than within two years following a Change in Control)	By Company without Justifiable Cause or Upon Termination of Employment within Two Years Following a Change in Control
Bernard Manuel
Salary and Bonus	—	$702,593	$1,405,086
Health Benefits	—	15,918	31,836
Total	—	$718,461	$1,436,922
Roy Green
Salary and Bonus	—	—	—
Health Benefits	—	—	—
Total	—	—	—

As described above under “—Employment Agreements”, Mr. Manuel’s employment agreement was terminated as of April 25, 2008, and he is no longer entitled to the severance payments described above. We have agreed with Mr. Manuel that in recognition of Mr. Manuel’s past services to the Company and his agreement to forego bonuses and contractually mandated annual salary increases for over ten years, upon termination of his employment the Company will pay him severance in the amount of $1,200,000, payable in 12 equal quarterly installments of $100,000, with the first payment commencing on February 15, 2010. Mr. Green’s employment agreement was terminated as of July 31, 2005. Mr. Jay Furrow does not have an employment agreement with the Company.

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

On January 20, 2006, we issued under the 2006 Incentive Plan an aggregate of 60,000 shares of restricted Common Stock to our non-employee directors, which shares vested ratably over eight quarters in the two year period ending October 31, 2007. Each of Messrs. Collet and Kinberg received 18,750 shares and Mr. Groninger received 22,500 shares. The shares were valued at $4.85 a share. In connection therewith, we recorded deferred compensation of $291,000, representing the fair value of the shares, which was being amortized over the vesting period. During the year ended January 31, 2006, January 31, 2007 and January 31, 2008 approximately $36,000, $145,000 and $110,000 respectively, were amortized.

Under the 2006 Incentive Plan, an annual restricted stock unit (“RSU”) compensation amount will be credited to members of our Board of Directors who are not our employees. An RSU is a unit of measurement equivalent to one share of Common Stock, but with none of the attendant rights of a stockholder of a share of Common Stock. The annual RSU compensation amount will vest with the director while he is serving as a non-employee director of the company in quarterly installments as of the last business day of the calendar quarter to which it applies. Payment of a director’s RSU account will be made in a lump sum in shares of common stock equal to the number of RSU’s in the RSU account as soon as practicable after the director’s Board service terminates. During the year ended January 31, 2008, we issued 19,744 RSUs to each of Messrs. Collet, Groninger and Kinberg. The RSU expense recognized in the year ended January 31, 2008 was $60,000.

The following table sets forth the compensation paid to our non-employee directors during the year ended January 31, 2008. In addition, we reimbursed these directors for their out-of-pocket expenses in attending Board and committee meetings.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Michel Collet(2)	$50,000	$54,102	$110,102
James Groninger(3)	$56,000	$60,922	$110,922
Guy Kinberg(2)	$50,000	$54,102	$104,102

(1)	Represents the dollar amount recognized for financial statement reporting purposes under SFAS 123R for the year ended January 31, 2008.
(2)	On January 20, 2006, we issued under the 2006 Incentive Plan 18,750 shares of restricted Common Stock to each of Messrs. Collet and Kinberg, which shares became vested and cease to be subject to forfeiture over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The grant date fair market value of the shares issued to each of Messrs. Collet and Kinberg was $4.85. At January 31, 2008, each of Messrs. Collet and Kinberg owned 18,750 shares of restricted Common Stock. In 2007, we issued under the 2006 Incentive Plan 19,744 RSUs to each of Messrs. Collet and Kinberg which were vested at date of issuance.
(3)	On January 20, 2006, we issued under the 2006 Incentive Plan 22,500 shares of restricted Common Stock to Mr. Groninger, which shares became vested and cease to be subject to forfeiture over a period of eight quarters of continued service, beginning with the quarter ended January 31, 2006. The grant date fair market value of the shares issued to Mr. Groninger was $4.85. At January 31, 2008, Mr. Groninger owned 22,500 shares of restricted Common Stock. In 2007, we issued under the 2006 Incentive Plan 19,744 RSUs to Mr. Groninger which became vested at date of issuance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of May 15, 2008 regarding the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than five percent of our outstanding common stock; (ii) each director and nominee for election as our director; (iii) each executive officer named in the Summary Compensation Table (see “Item 11. Executive Compensation”); and (iv) all of our directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

Name and Address	Amount and Nature of Beneficial Ownership of Our Common Stock (1)	Percentage of Our Common Stock
Serge Kraif (2)	8,937,600	23.57%
Hubert Guez (3)	8,026,560	21.17%
Diversified Apparel Resources, LLC (3)(4)	650,000	1.70%
Guez Living Trust dated December 6, 1996 (3)(5)	2,995,140	7.90%
James G. Groninger (6)	30,650	*
Guy Kinberg (7)	48,750	*
Michel Collet (8)	18,750	*
Bernard M. Manuel (9)	4,946,975	13.05%
Roy Green (10)	0	*
Jay Furrow(11)	1,000,000	2.57%
Directors and executive officers as a group (6 persons)	6,045,125	15.94%

*	Less than one percent
(1)	A person has beneficial ownership over shares if the person has voting or investment power over the shares or the right to acquire such power within 60 days. Investment power means the power to direct the sale or other disposition of the shares.
(2)	Does not include 4,400,000 warrants exercisable at any time between February 15, 2009 and January 31, 2012 or 1,964,286 shares issuable upon conversion of a Convertible Note with a principal balance due of $6,875,000.
(3)	According to Schedule 13D/A filed January 23, 2008, of the 8,026,560 shares of Common Stock, (i) Mr. Guez directly owns 4,381,420 shares, (ii) 650,000 shares are held by Diversified Apparel Resources, LLC, of which Mr. Guez is a 32.2% owner and the manager and, as such, may be deemed to beneficially own the shares owned by Diversified Apparel, (iii) 1,615,915 shares are held by the Guez Living Trust dated December 6, 1996 of which Mr. Guez is co-trustee and co-beneficiary and, as such, Mr. Guez may be deemed to be the beneficial owner of the shares owned by the trust, and (iv) 1,379,225 shares are owned by 215 GZ Partners, which is 100% owned by The Guez Living Trust dated December 6, 1996, and accordingly Mr. Guez may be deemed to beneficially own the shares held by 215 GZ Partners. Mr. Guez’s address is c/o Diversified Apparel Resources, LLC, 5804 E. Slauson Ave., Commerce, CA 90040.
(4)	The address of this entity is 5804 E. Slauson Ave., Commerce, CA 90040.
(5)	The address of this entity is c/o Diversified Apparel Resources, LLC, 5804 E. Slauson Ave., Commerce, CA 90040.
(6)	Mr. Groninger’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, NY, NY 10036.
(7)	Mr. Kinberg’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, New York, New York 10036.
(8)	Mr. Collet’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, New York, New York 10036.
(9)	Mr. Manuel’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, New York, New York 10036.
(10)	Mr. Green’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, New York, New York 10036.
(11)

Consists of shares issuable upon exercise of an option granted to Mr. Furrow as an inducement for him to join the Company. Mr. Furrow’s address is c/o Cygne Designs, Inc., 11 West 42nd Street, New York, New York 10036.

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

We entered into a Supply Agreement, which was subsequently amended (the “Supply Agreement”), with AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Diversified Apparel and a related party to us. Under the terms of the Supply Agreement, as amended: Prior to July 31, 2007, AZT, an affiliate of Hubert Guez, manufactured on a non-exclusive basis branded and private label denim apparel for us in Mexico at specified gross margins to us. Pursuant to the Supply Agreement, AZT shipped its manufactured apparel to the United States and invoiced Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel invoiced us for the apparel when it was shipped to our customers. At the end of each month, Diversified Apparel invoiced us for the apparel it had on hand that we estimated that we would ship to our customers in the subsequent month. We renewed the Supply Agreement for one year until July 31, 2008. We ceased sourcing products from AZT on December 18, 2007. The Supply Agreement specified that the guarantee of our gross margins for products manufactured by AZT for Target and American Eagle Outfitters (“AEO”) expired on January 31, 2008.

On July 31, 2007 we purchased from Diversified Apparel all of the fabric located at AZT allocated to our production. Starting August 1, 2007, we purchased all of the fabric for the garments to be manufactured for us in the AZT facilities. In addition, on July 31, 2007, we purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce, California, which was not included in the contractual month-end inventory purchases. The apparel purchased under the Supply Agreement from Diversified Apparel for the year ended January 31, 2008 and January 31, 2007 was approximately $32,224,000 and $64,246,000, respectively. There was no inventory manufactured under the Supply Agreement at January 31, 2008. The purchases for the year ended January 31, 2008 exclude the fabric purchased at July 31, 2007.

Under the Supply Agreement, we were obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. At January 31, 2008 and January 31, 2007, outstanding advances to Diversified Apparel were zero and $7,917,000, respectively.

On December 18, 2007, a creditor company of AZT, a related party to us and the Mexican contractor for our vendor, Diversified Apparel, which is also a related party to us, obtained a court decree against AZT which allowed this creditor company to obtain possession of all of Cygne’s fabric, trim, work-in-process and finished goods located at the AZT manufacturing facility in Mexico. Mr. Manuel, Cygne’s CEO, immediately entered into intensive discussion with the creditor company as well as Cygne’s two customers serviced by the AZT Mexican manufacturing facility. The court decree to AZT was not due to any wrongdoing of ours but a claim by the creditor company against AZT.

American Eagle Outfitters’ (“AEO”), one of the customers, response was to cancel all orders issued to us and to issue new orders for the same garments to the creditor company. Shipments to AEO are estimated to be $2,700,000. We no longer have AEO as a customer.

Mr. Manuel negotiated an agreement with the creditor company whereby the creditor company would continue to ship to us the second customer’s garments with sales estimated at $2,600,000 and invoice us his costs for the garments shipped which shipment was completed in April 2008. We, in turn, invoiced our customer for these garments. We agreed to pay the creditor company thirty days after shipment of garments. At January 31, 2008, we owed the creditor company $954,000.

Diversified Apparel agreed to reimburse us for the cost of the lost fabric and the normal gross profit lost on the sales to AEO and our second customer. The cost of the fabric of $2,480,000, which is included in our cost of goods sold, and the lost gross profit of $754,000, are shown on the financial statements as an increase to Due from Related Parties and an increase to paid-in-capital of $3,234,000. Had we not had this situation with our vendor, we would have shipped to our customers and collected trade receivables of $5,000,000. Although Diversified Apparel agreed to reimburse us at wholesale prices for the lost shipments, the reimbursement was included in the Due from Related Parties account on the balance sheet. The Due from Related Parties already included advances made to Diversified Apparel under the Supply Agreement for costs to make the product. The net financial result of the transaction is that we did recoup our losses through reductions in amounts owed by us on the Convertible Note which was assigned to Diversified Apparel. We have not received any cash reimbursement from Diversified Apparel in relation to our losses which adversely affected our cash flows.

We entered into a Distribution Agreement, which was subsequently amended (the “Distribution Agreement”), with Diversified Apparel. Under the Distribution Agreement, Diversified Apparel provides us with certain distribution and operating services including building occupancy costs. We renewed the Distribution Agreement, which had an expiration date of July 31, 2007, for a one-year period until July 31, 2008. The distribution agreement cost for the years ended January 31, 2008, 2007 and 2006 was $2,493,000, $2,934,000 and $1,672,000, respectively. We and Diversified Apparel agreed to cancel this agreement effective February 1, 2008. In addition, the cost of the packing materials purchased from Diversified Apparel for the years ended January 31, 2008, 2007 and 2006 was $248,000, $284,000 and $193,000, respectively. All amounts are included in Selling, General and Administrative expenses in the statement of operations.

Pursuant to the Distribution Agreement, we purchased all of our denim apparel manufactured outside of Mexico from Diversified Apparel. Diversified Apparel received this apparel in its United States warehouse and retained the physical risk of loss while the inventory was in its possession. The Distribution Agreement provided that at the end of each month, Diversified Apparel invoiced us for the apparel it had on hand that we estimated that it would ship to our customers in the subsequent month. On July 31, 2007, we purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce, California which was not included in the contractual month-end inventory purchases. We are invoiced by Diversified Apparel for all finished garment inventory on the date that the finished garments are delivered to the warehouse. Effective December 5, 2007, we notified Diversified Apparel that all its purchase orders to Diversified Apparel for Far East vendors would be cancelled and replaced by Cygne purchase orders made directly with the Far East vendors.

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

We and Hubert Guez entered into a restrictive covenant agreement whereby we pay Mr. Guez one percent (1%) of net sales, not including non-denim sales to New York & Company, and not including sales of denim apparel resulting from subsequent business acquisitions. We recorded an expense of $466,000 for the year ended January 31, 2008, $626,000 for the year ended January 31, 2007 and $386,000 for the year ended January 31, 2006. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations. Cash payments made under this agreement during the years ended January 31, 2008, 2007 and 2006 were zero, $500,000 and zero, respectively. Cygne’s payable to Hubert Guez at January 31, 2008 and 2007 was approximately $980,000 and $514,000, respectively. This payable is included in due to (due from) Related Parties.

We issued to Diversified Apparel a $47.5 million note bearing interest at 4.7% per annum. On January 3, 2006, we and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 principal amount due under the Note to Diversified Apparel into 1,428,571 shares of our common stock. Accordingly, we canceled the principal note payments due October 31, 2011, January 31, 2012 and April 30, 2012. On October 31, 2006, we made a principal payment of $1,500,000 due on the Note and interest payment due of $2,530,000 through reduction of the amounts owed by Diversified Apparel. We recorded interest expense to Diversified Apparel for the years ended January 31, 2008, 2007 and 2006 of zero, $1,410,000 and $1,120,000, respectively.

Diversified Apparel transferred the Note to Mr. Kraif effective November 1, 2006. Effective January 31, 2007, we entered into an agreement with Mr. Kraif (the “Conversion Agreement”) which was approved by our stockholders on

August 9, 2007, pursuant to which Cygne issued 8,800,000 shares of our common stock to Mr. Kraif in payment of $22.0 million of the Note; Cygne issued a convertible note in the principal amount of $15.0 million (the “Convertible Note”) that is convertible into shares of our common stock at a conversion price of $3.50 per share in payment of $15.0 million of the Note; and Cygne issued to Mr. Kraif a warrant to purchase up to 4,400,000 shares of our common stock at a price of $3.00 per share (the “Warrant”). As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due April 30, 2008, July 31, 2008 and October 31, 2008 totaling $1,875,000. As of October 31, 2007, Diversified Apparel agreed to accept $1,422,000 in exchange for immediate payment of these three payments, which was offset against the related party receivable. As of January 31, 20008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due January 31, 2009, April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, April 30, 2010, July 31, 2010, October 31, 2010, January 31, 2011, and April 30, 2011, totaling $6,250,000. As of January 31, 2008, Diversified Apparel agreed to accept $4,738,125 in exchange for immediate payment of these ten payments, which was offset against the related party receivable. At January 31, 2008, the principal amount of the Convertible Note outstanding was $6.8 million.

We filed a registration statement which was declared effective on May 14, 2007 for resale by certain of our stockholders of an aggregate of 13,928,571 shares of Cygne’s common stock. 11,928,571 shares were acquired by Diversified Apparel directly from us in connection with our acquisition of the branded and private label denim apparel business from Diversified Apparel and the subsequent conversion of $7,500,000 principal amount of the Note, and 2,000,000 shares were acquired by Hubert Guez and Paul Guez from Cygne in connection with our acquisition of certain assets of the private label apparel division of Innovo Group, Inc. on May 12, 2006. The selling stockholders (other than Diversified Apparel and Paul Guez) are members of Diversified Apparel who acquired the shares of common stock by distribution from Diversified Apparel. The 13,928,571 shares offered constitute, in the aggregate, approximately 36.7% of Cygne’s shares outstanding as of January 31, 2008.

We filed a registration statement which was declared effective on January 11, 2008 for resale by certain of our stockholders of an aggregate of 23,888,364 shares of Cygne’s common stock. 15,164,286 shares were acquired by Mr. Kraif in exchange for $37.0 million principal amount of an outstanding promissory note, 3,717,103 shares were beneficially acquired by certain stockholders in a private placement consummated in August 2007 in connection with Cygne’s entering into a new credit arrangement and 60,000 shares were acquired by non-employee directors pursuant to grants of restricted stock under our 2006 Incentive Plan. The remaining 4,946,975 shares are owned by Mr. Manuel, our Chairman. The 23,888,364 shares offered constitute, in the aggregate, approximately 52.7% of Cygne’s shares outstanding (including shares issuable upon conversion of the Convertible Note and exercise of warrants held by these stockholders) as of January 31, 2008.

First Finish Inc., an affiliate of Mr. Guez up to June 30, 2007, operates a fabric finishing testing and development facility in California. We used this facility to develop and test substantially all our fabric finishing. The cost for services rendered to Cygne by First Finish Inc. for the five months ended June 30, 2007 was approximately $58,000, compared to $177,000 during the year ended January 31, 2007. Payments to reduce prior amounts due to First Finish, Inc. during the five months ended June 30, 2007 and the year ended January 31, 2008 were $87,000 and $102,000, respectively. The amount due to First Finish as a related party at January 31, 2008 was zero as compared to $34,000 at January 31, 2007.

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

Hubert Guez, the managing member and Chief Executive Officer of Diversified Apparel, is also one of Innovo’s stockholders, a stockholder of Azteca Productions and a party to the Blue Concept Asset Purchase Agreement that Innovo originally entered into for its purchase of the private label division from Azteca Productions. Hubert Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of shares, personally, through various trusts and Diversified, representing approximately 21.2% of the shares of our common stock.

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

In connection with the Innovo Acquisition, we assumed the obligations under an earn-out agreement with Paul and Hubert Guez for sales to American Eagle Outfitters. We pay to each of Paul Guez and Hubert Guez 1.25% of sales to American Eagle Outfitters. The Company recorded an expense of $771,000 for the year ended January 31, 2008, and an expense of $792,000 for the year ended January 31, 2007. We ceased doing business with American Eagle Outfitters in December 2007. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations. Cash payments made under this agreement to Paul Guez during the year ended January 31, 2008 and 2007 were zero and $330,000, respectively. Our payable to Paul Guez at January 31, 2008 and 2007 was approximately $450,000 and $64,000, respectively. Cash payments made under this agreement to Hubert Guez during the year ended January 31, 2008 and 2007 were zero. Our payable to Hubert Guez at January 31, 2008 and 2007 was approximately $780,000 and $394,000, respectively. These payables are included in due to (due from) Related Parties.

Payments to Cygne employees: As part of the Agreement, we, on July 31, 2005, hired approximately fifty employees who worked for Diversified Apparel. On January 1, 2006, the employees had been transferred onto the payroll of Cygne. We reimbursed Diversified Apparel $1,393,000 during the year ended January 31, 2006 for all costs associated with this group of employees for the period following the acquisition and before the payroll transfer.

Each of the foregoing transactions was approved by our Audit Committee, which determined that the terms of such transaction were no less favorable to us than reasonably could have been obtained in arm’s length transactions with independent third parties.

Due to/(due from) Related Parties with the right of offset is comprised of the following amounts:

	(In thousands)
	January 31, 2008	January 31, 2007
Due from Diversified Apparel under the Supply Agreement	$(18,004)	$(11,325)
Due from Diversified Apparel—Mexico incident	(3,234)	—
Due to Diversified Apparel—assumption of liability under Innovo Acquisition Agreement	2,500	2,500
Due to Mr. Hubert Guez—restricted covenant	980	514
Due to Mr. Hubert Guez—earn-out agreement	780	394
Due to Mr. Paul Guez—earn-out agreement	450	—
Due to Diversified Apparel—assumption of vendor liabilities	2,477	—
Due to Diversified Apparel—assumption of Secured Promissory Note Payable	1,500	—
Due to Diversified Apparel—assumption of Convertible Note Payable	6,159	—

Due to/(due from) Related Parties with the right of offset	$(6,392)	$(7,917)

Due to/(due from) Related Parties with no right of offset is comprised of the following amounts:

	(In thousands)
	January 31, 2008	January 31, 2007
Due to First Finish Inc	$—	$34
Due to Mr. Paul Guez—earn-out agreement	—	64

	$—	$98

Director Independence

The Board has two members of management and three persons, Messrs. Collet, Groninger and Kinberg, whom the Board has determined are independent under applicable Nasdaq and SEC rules.

PART IV

ITEM 15.	EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a). Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Financial Statements Schedule” on page F-1.

(3). Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Mr. Guez, 215 GZ Partners, Guez Living Trust dated December 6, 1996, Griffin James Aron Guez Irrevocable Trust dated January 1, 1996, Stephan Avner Felix Guez Irrevocable Trust dated January 1, 1996 and Cygne Designs, Inc. * (1)

2.2	Asset Purchase Agreement, dated as of March 31, 2006, by and among Innovo Azteca Apparel, Inc., Innoco Group, Inc. and Azteca Production International, Inc. and Cygne Designs, Inc. * (8)

3.1	Restated Certificate of Incorporation of Cygne Designs, Inc.* (1)

3.2	Certificate of Amendment of the Restated Certificate Of Incorporation Of Cygne Designs, Inc. * (7)

3.3	Bylaws of Cygne Designs, Inc. * (1)

3.4	Amendment to Bylaws of Cygne Designs, Inc., effective as of July 31, 2005. * (1)

3.5	Form of Warrant issued by Cygne Designs, Inc. pursuant to Securities Agreement. * (17)

10.1	Registration Rights Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.2	Subordinated Secured Promissory Note, dated as of July 31, 2005, to Commerce Clothing Company LLC in an original principal amount of $47,500,000 * (1)

10.3	Security Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.4	Stock Transfer Restriction Agreement, dated as of July 31, 2005, by and among Commerce Clothing Company LLC, Bernard Manuel and Cygne Designs, Inc. * (1)

10.5	Supply Agreement, dated as of July 31, 2005, by and between AZT International S. de R.L. de C.V. and Cygne Designs, Inc. * (1)

10.6	Restrictive Covenant Agreement, dated as of July 31, 2005, between Mr. Guez and Cygne Designs, Inc. * (1)

10.7	Distribution Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

10.8	Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (1)

10.9	Security Agreement—Goods and Chattels, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

10.10	Security Interest in Inventory Under Uniform Commercial Code Supplement to Financing or Factoring Contract, dated as of July 31, 2005, by and between Milberg Factors, Inc. and Cygne Designs, Inc. * (1)

10.11	Guaranty, dated as of July 31, 2005, by Cygne Designs, Inc. in favor of Milberg Factors, Inc. * (1)

10.12	Client Subordination Agreement, dated as of July 31, 2005, by and between Commerce Clothing Company LLC and Cygne Designs, Inc. * (1)

Exhibit No.	Description
10.13†	Letter Agreement, dated as of July 31, 2005, by and between Roy Green and Cygne Designs, Inc. * (1)

10.14	Amendment to Supply Agreement, dated October 19, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LlC, and AZT International S. de R. L. de C.V. * (3)

10.15	Amendment to Registration Rights Agreement dated October 19, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC. * (3)

10.16	Lease between Blue River Associates, landlord and Cygne Designs, Inc. * (4)

10.17	Second Amendment to Supply Agreement, dated December 9, 2005, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (4)

10.18	Amendment to the Distribution Agreement, dated December 9, 2005, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (4)

10.19	Note Conversion Agreement, dated as of January 3, 2006, by and between Cygne Designs, Inc. and Diversified Apparel Resources LLC *(6)

10.20†	Cygne Designs, Inc. 2006 Incentive Plan *(7)

10.21†	Form of Restricted Stock Agreement for Non-Employee Directors under the 2006 Incentive Plan *(7)

10.22	Amendment to Factoring Agreement, dated as of July 31, 2005, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (8)

10.23	Asset Purchase Agreement, dated March 31,2006, by and among Cygne Designs, Inc. Innovo Group, Inc. Innovo Axteca Apparel, Inc. and Azteca Production International*(9)

10.24	Letter Agreement dated as of April 24, 2006, by and among Cygne Designs, Inc., Azteca Production International, Inc., Hubert Guez, Paul Guez and Sweet Sportswear, LLC *(10)

10.26	Third Amendment to Supply Agreement, dated April 27, 2006, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (12)

10.27	Second Amendment to the Distribution Agreement, dated April 27, 2006, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (12)

10.28	Fourth Amendment to Supply Agreement, dated August 1, 2006, among Cygne Designs, Inc., Diversified Apparel Resources, LLC, and AZT International S. de R. L. de C.V. * (13)

10.29	Third Amendment to the Distribution Agreement, dated August 1, 2006, between Cygne Designs, Inc. and Diversified Apparel Resources, LLC * (13)

10.30	Amendment to Factoring Agreement, dated as of July 31, 2006, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (13)

10.31	Amendment to Factoring Agreement, dated as of September 30, 2006, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (14)

10.32	Waiver to Factoring Agreement, dated as of October 31, 2006, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (14)

10.33	Waiver to Factoring Agreement, dated as of January 31 2007, by and between Milberg Factors, Inc., and Cygne Designs, Inc. * (15)

10.34	Note Conversion Agreement, dated as of January 31, 2007, by and between Cygne Designs, Inc. and Serge Kraif *(16)

10.35	Fifth Amendment to Supply Agreement dated June 12, 2007, among Cygne Designs, Inc., Diversified Apparel Resources, LLC *(16)

10.36	Loan and Security Agreement, dated as of July 30, 2007, by and between Cygne Designs, Inc. and Comerica Bank. *(17)

10.37	Master Revolving Note, dated as of July 30, 2007, made by Cygne Designs, Inc. in favor of Comerica Bank *(17)

10.38	Form of Warrant issued by Cygne Designs, Inc. pursuant to the Securities Purchase Agreement* (17)

10.39	Form of Securities Purchase Agreement, dated as of August 3, 2007, between Cygne Designs, Inc. and each of the purchasers of the Private Investment in Public Equity. *(17)

10.40	Note Conversion Agreement, dated as of January 31, 2007, by and between Cygne Designs, Inc. and Serge Kraif, including the form of convertible note and form of warrant. *(18)

10.41	Amended and Restated Inventory Rider to Loan and Security Agreement with Comerica Bank dated as of November 7, 2007. *(18)

10.42	Third modification to Loan and Security Agreement dated as of August 27,2007, with Comerica Bank *(20)

10.43	Memorandum of Understanding between Shipson, LLC and Cygne Designs, Inc. dated November 14, 2007 concerning fees for use of facilities at 4900 Zambrano Street, Commerce, CA *(20)

10.44	Amendment to Note, addendum and Pledge Security Agreement dated as of March 23, 2008, with Comerica Bank *(19)

10.45	Fourth modification to Loan and Security Agreement, dated as of December 20, 2007 with Comerica Bank *(20)

10.46	Amended and Restated Employment Agreement, dated as of January 1, 1995, between Bernard Manuel and Cygne Designs, Inc.*(21)

10.47	Letter Agreement, dated April 25, 2008, between Bernard Manuel and Cygne Designs, Inc.*(22)

10.48	Fourth modification to Loan and Security Agreement with Comerica Bank dated as of March 22, 2008 *(20)

10.49	Fifth modification to Loan and Security Agreement with Comerica Bank dated as of May 5, 2008 *(20)

10.50	Second Amended and Restated Inventory Rider to Loan and Security Agreement with Comerica Bank dated as of May 5, 2008. *(20)

10.51	Consent of Mahoney Cohen & Company, CPA, P.C., Independent Registered Public Accounting Firm dated May 15, 2008* (20)

10.52	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm dated May 15, 2008* (20)

Exhibit No.	Description
21.	Subsidiaries of Cygne Designs, Inc. *(20)

31.1	Certification of the Chairman of the Board *(23)

31.2	Certification of President and Principal Executive Officer *(23)

31.3	Certification of Principal Financial Officer *(23)

32.1	Certification of Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 *(23)

32.2	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 *(23)

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 * (23)

99.1	Revised Audit Committee Charter of the Audit Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.2	Charter of the Compensation and Stock Option Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company on November 29, 2005 * (5)

99.3	Charter of the Nominating and Corporate Governance Committee of the Board of Directors of Cygne Designs, Inc., adopted by the Board of Directors of the Company no November 29, 2005 * (5)

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the following documents:
†	Management Compensation Arrangement

Exhibit No.	Description
(1)	Company’s 8-K filed on August 4, 2005

(2)	Company’s 8-K filed on September 22, 2005

(3)	Company’s 8-K filed on October 21, 2005

(4)	Company’s Form 10-Q filed on December 15, 2005

(5)	Company’s 8-K filed on December 5, 2005

(6)	Company’s 8-K filed on January 5, 2006

(7)	Company’s 8-K filed on January 26, 2006

(8)	Company’s Annual Report on Form 10-K filed May 1, 2006

(9)	Company’s 8-K filed on April 6, 2006

(10)	Company’s 8-K filed on May 17, 2006

(11)	Company’s 8-K filed on July 27, 2006

(12)	Company’s Form 10-Q filed on June 14, 2006

(13)	Company’s Form 10-Q filed on September 14, 2006

(14)	Company’s Form 10-Q filed on December 19, 2006

(15)	Company’s Form 8-K filed on February 15, 2007

(16)	Company’s Form 10-Q filed on June 14, 2007

(17)	Company’s Form 8-K filed on August 3, 2007

Exhibit No.	Description
(18)	Company’s Form 8-K filed on August 10, 2007

(19)	Company’s Form 10-Q/A filed on February 23, 2008

(20)	Company’s Form 10-K filed on May 15, 2008

(21)	Company Form 10-K filed for fiscal year ended January 28, 1995

(22)	Company’s 8-K filed on April 25, 2008

(23)	Filed herewith

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

Date: May 23, 2008