Form 10-Q
period 2008-04-30
CYGNE DESIGNS INC
filed 2008-06-19
CIK 906782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 37,917,682 shares as of June 7, 2008.

Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	April 30, 2008	January 31, 2008
	(Unaudited)
Assets
Current Assets:
Cash	$70	$128
Trade accounts receivable, net of reserve for allowances for customer chargebacks and trade discount of $1,634 and allowance for doubtful accounts of $94 at April 30, 2008 and $1,831 and $94 at January 31, 2008, respectively	11,162	9,921
Due from related parties	4,536	6,392
Inventories	3,200	2,849
Marketable securities	36	25
Other receivables and prepaid expenses	349	396

Total current assets	19,353	19,711
Property, plant and equipment, net	690	663
Goodwill	13,677	13,677
Other assets	182	207

Total assets	$33,902	$34,258

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term bank borrowings	$12,549	$9,794
Accounts payable	2,756	5,045
Accrued expenses	2,516	1,199
Income taxes payable	818	869

Total current liabilities	18,639	16,907
Subordinated convertible note payable	6,142	6,111
Severance due to former CEO	1,008	—

Total liabilities	25,789	23,018

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized: 37,917,682 issued and outstanding	379	379
Paid-in capital	194,871	194,209
Accumulated other comprehensive (loss)	(4)	(15)
Accumulated deficit	(187,133)	(183,333)

Total stockholders’ equity	8,113	11,240

Total liabilities and stockholders’ equity	$33,902	$34,258

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share amounts)

	Three Months Ended
	April 30, 2008	April 30, 2007
	(Unaudited)
Net sales	$15,282	$20,863
Cost of goods sold (1)	14,735	16,690

Gross profit	547	4,173
Selling, general and administrative expenses (1)	4,143	3,600
Depreciation and amortization	35	508

Income (loss) from operations before interest and income taxes	(3,631)	65
Interest expense including amortization of debt discount	217	957
Other (income)	(60)	—

Loss from operations before income taxes	(3,788)	(892)
Provision for income taxes	12	480

Net loss	$(3,800)	$(1,372)

Net loss per share-basic and diluted	$(0.10)	$(0.05)

Weighted average common shares outstanding:
Basic	37,976	26,462

Diluted	37,976	26,462

(1) Related Parties amounts included in the following line items:

	Three Months Ended
	April 30, 2008	April 30, 2007
Cost of goods sold	$370	$15,475
Selling, general and administrative expenses	$119	$883

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 31, 2008	37,918	$379	$194,209	$(15)	$(183,333)	$11,240
Net loss for the three months ended April 30, 2008	—	—	—	—	(3,800)	(3,800)
Unrealized gain on marketable securities	—	—	—	11	—	11

Comprehensive loss for the three months ended April 30, 2008						(3,789)
Stock based compensation	—	—	273	—	—	273
Grant of restricted stock units	—	—	15	—	—	15
Contribution attributable to settlement of losses relating to sourcing problems with a related party	—	—	374	—	—	374

Balance at April 30, 2008	37,918	$379	$194,871	$(4)	$(187,133)	$8,113

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended
	April 30, 2008	April 30, 2007
	(Unaudited)
Operating activities
Net loss	$(3,800)	$(1,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax provision	—	434
Depreciation and amortization of property, plant and equipment	35	36
Loss on Mexican inventory	298	—
Amortization of intangible assets	—	472
Amortization of debt discounts	31	729
Amortization of deferred financing costs	25
Allowance for customer chargebacks and trade discounts	197	(16)
Non-cash stock compensation	273	37
Issuance of restricted stock units	15	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,438)	(2,820)
Due from factor	—	1,143
Inventories	(649)	(134)
Other receivables, prepaid expenses and other assets	46	(68)
Accounts payable	(2,189)	2,127
Accrued expenses	1,318	102
Severance due to former CEO	1,008	—
Income taxes payable	(51)	(169)
Due from related parties	2,130	(1,051)

Net cash used in operating activities	(2,751)	(550)

Investing activities
Purchase of property, plant and equipment	(62)	(49)

Net cash used in investing activities	(62)	(49)

Financing activities
Proceeds from short-term bank borrowings	16,688	—
Advances from factor	—	13,950
Repayment of short-term bank borrowings	(13,933)	—
Repayment of advances to factor	—	(14,524)

Net cash provided by (used in) financing activities	2,755	(574)

Net decrease in cash	(58)	(1,173)
Cash at beginning of period	128	1,709

Cash at end of period	$70	$536

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Three Months Ended
	April 30, 2008	April 30, 2007
	(Unaudited)
Supplemental Disclosures of Cash Flow Information
Income taxes paid	$63	$216

Interest paid	$161	$228

Non-cash transactions
Unrealized gain (loss) on marketable securities	$11	$(8)

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2008

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc. (“Cygne”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Cygne Designs, Inc. Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2009. The balance sheet at January 31, 2008 has been derived from the audited financial statements at that date which were included in Cygne’s Annual Report on Form 10-K for the year ended January 31, 2008.

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. However, the Company had losses of $3,800,000 for three months ended April 30, 2008. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to address the circumstances that impact its ability to remain a going concern because of the interim cash flow deficiencies through a combination of additional equity and debt financing. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on commercially reasonable terms if and when needed in the future could have a material adverse effect on the Company’s financial performance, results of operations and stock price and require the Company to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and may require the Company to relinquish valuable rights.

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Cygne and its subsidiaries. All inter-company balances and transactions were eliminated in consolidation.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, (“SFAS No. 109’), “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has recorded a valuation allowance against the net deferred tax assets due to the Company’s history of losses and near break-even results. However, should the Company conclude that utilization of deferred tax assets is more likely than not, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. The deferred tax assets are net of deferred tax liabilities except for deferred tax liabilities originating from the Company’s taxable business combinations that resulted in tax-deductible goodwill. In these instances, deferred tax liabilities accumulate over time as goodwill is deducted on tax returns but not amortized for financial reporting purposes. These deferred tax liabilities will reverse if impairment charges are recognized or when the business is disposed of through sale or otherwise. Because of the uncertainty of the timing of the reversal of the deferred tax liability related to the goodwill temporary difference, these deferred tax liabilities are not netted against the Company’s deferred tax assets in determining the valuation allowance. At January 31, 2008, the deferred tax liability related to the goodwill was reversed as a result of the goodwill impairment.

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

April 30, 2008

1. Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash, marketable securities, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities. The fair value of amounts due to/due from related parties is not known based on the related party nature of these amounts. The carrying amount of the Company’s borrowings under the line of credit and long-term debt approximates fair value because the interest rate on the instruments fluctuate with market interest rates or represents borrowing rates available with similar terms. The face value of the Convertible Note is disclosed in Note 7.

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

April 30, 2008

1. Significant Accounting Policies (continued)

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

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes allowances for customer chargebacks, trade discounts and allowances for doubtful accounts. Such reserves amounted to $1,728,000 and $1,925,000 at April 30, 2008 and January 31, 2008, respectively.

Cost of Goods Sold

Cost of goods sold includes costs of finished products purchased from Diversified Apparel Resources, LLC (“Diversified Apparel”), costs or imports from the Company’s Far East vendors. Manufacturing costs of products manufactured in the Company’s Guatemala facility are comprised of raw materials, raw material special treatments, custom duties, freight, direct labor and manufacturing overhead. For the three months ended April 30, 2008, Cygne recorded an inventory loss in connection with a problem on sourcing goods from a related party in Mexico of approximately $298,000.

Selling, General and Administrative Expenses

Selling general and administrative expenses (“SG&A”) include expenses related to compensation, selling commissions, travel and entertainment, samples, rent, office expenses, professional fees, insurance, distribution expenses, restrictive covenant fees, earn-out fees, factor fees, director fees and other public company expenses. The Company’s restrictive covenant fees, earn-out fees and distribution expenses during the three months ended April 30, 2008 and 2007 were incurred under either the Restrictive Covenant Agreement or the Distribution Agreement with Diversified Apparel as described in Note 10 to Notes to Consolidated Financial Statements.

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred and included in the category of SG&A. Product design, advertising and sales promotion costs included in SG&A in the accompanying statements of operations amounted to approximately $181,000 and $432,000 for the three months ended April 30, 2008 and 2007, respectively.

Interest Expense

For the three months ended April 30, 2008, interest expense is comprised of interest on the revolving credit facility, amortization of debt acquisition costs and amortization of the discount on the Convertible Note. For the three months ended April 30, 2007, interest expense is comprised of interest on advances from factor and amortization of the discount on the secured subordinated promissory note issued in connection with the acquisition of the Acquired Business (the “Note”).

Allowances for Doubtful Accounts and Customer Chargeback and Trade Discounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2008

1. Significant Accounting Policies (continued)

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

Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) “Earnings Per Share”. Basic loss per share is calculated by dividing the net loss calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. As the Company had a net loss for the three months ended April 30, 2008 and 2007, stock options, warrants and stock issuable upon conversion of the note payable for 7,488,816 shares at April 30, 2008 and stock options for 470 shares at April 30, 2007 are not considered in the calculation of diluted net loss per share due to their anti-dilutive effect.

Other Comprehensive Loss

Other comprehensive loss is comprised of net loss and unrealized gain on marketable securities.

Stock Based Compensation

Effective February 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123R”) “Share-Based Payment.” SFAS No.123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS No. 123R did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, future periods could be impacted, depending on the number and nature of grants of equity instruments to employees.

On April 24, 2008, pursuant to a Non-Qualified Share Option Agreement, the Company granted to Samuel J. Furrow, Jr., the Company’s Chief Executive Officer and President, 1,000,000 options to purchase common stock of the Company. No other options were granted during the three months ended April 30, 2008.

Deferred Financing Cost

The Company incurred costs of approximately $201,000 for professional services rendered in connection with its revolving credit facility entered into in August 2007. This cost is being amortized on a straight-line basis over twenty-four months, the life of the credit facility. For the three months ended April 30, 2008, amortization expense was approximately $25,000.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement became effective for the Company on February 1, 2008. However, in February 2008, the FASB released FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS No. 157 for all non-financial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 1, 2008. The Company adopted SFAS No. 157 as of February 1, 2008, and such adoption did not have a material impact on Cygne’ consolidated financial condition, results of operations or cash flows.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2008

1. Significant Accounting Policies (continued)

In February 2007, the FASB issued Financial Accounting Standards Board No. 159 (“SFAS No.159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement became effective for the Company on February 1, 2008. The adoption of SFAS No. 159 has not had a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 141R will have on its results of operations or financial condition as a result of any acquisitions the Company may consummate.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding controlling interest in one or more subsidiaries. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This statement becomes effective for the Company’s annual reporting period that begins February 1, 2009. The Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its financial condition, results of operations or cash flows.

2. Acquisitions

Acquisition of the Private Label Division from Innovo Group, Inc. (“Innovo Acquisition”)

On May 12, 2006, Cygne, Innovo Group Inc. (now known as Joe’s Jeans, Inc.) (“Innovo”), and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo, closed the transaction contemplated by an Asset Purchase Agreement entered into on March 31, 2006. Azteca Productions International, Inc. (“Azteca Productions”) was a party to certain ancillary agreements related to the Asset Purchase Agreement because it was an interested party in the transaction. Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the Asset Purchase Agreement, Innovo sold Cygne certain assets related to its private label apparel division.

In connection with the Asset Purchase Agreement, the Company entered into a Letter Agreement dated April 24, 2006 among Azteca Productions, Mr. Hubert Guez, Mr. Paul Guez and Sweet Sportswear, LLC. Pursuant to the Letter Agreement and in connection with the closing of the Innovo Acquisition, on May 12, 2006 the Company issued 1,000,000 shares of its common stock to each of Mr. Hubert Guez and Mr. Paul Guez, for an aggregate issuance of 2,000,000 shares, in lieu of assuming the remaining $7.9 million outstanding balance of the promissory note issued by Innovo to Azteca Productions. Under the Letter Agreement, the 2,000,000 shares have piggy-back registration rights on any future registration statements on Form S-3 filed by the Company. Messrs. Hubert and Paul Guez also agreed not to offer to sell, contract to sell, or otherwise sell, dispose of, loan, pledge or grant any rights with respect to any such shares until the close of trading on April 23, 2007. In addition, 250,000 of the shares issued to Paul Guez and 250,000 of the shares issued to Hubert Guez were placed in an escrow account until the expiration of the lock-up period, with the escrowed shares being returned to the Company in the event that Cygne’s common stock is traded on Nasdaq (or any other stock exchange, market or trading facility on which the shares are traded) at an average price above $5.00 per share during the one-month period ended April 23, 2007. Cygne’s shares did not reach the average target price and the shares were released from escrow to Messrs. Paul Guez and Hubert Guez in April 2007.

In connection with the Innovo Acquisition, we assumed the obligations under an earn-out agreement with Paul and Hubert Guez for sales to American Eagle Outfitters (“AEO”). The Company pays to each of Paul Guez and Hubert Guez 1.25% of sales to AEO. The Company did not record any expense for the three months ended April 30, 2008, but recorded an expense of $101,000 for the three months ended April 30, 2007. The Company ceased doing business with AEO in December 2007. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations. There were no cash payments made under this agreement to Paul Guez or Hubert Guez during the three months ended April 30, 2008 or 2007.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

April 30, 2008

2. Acquisitions (continued)

Acquisition of the Denim Apparel Business from Diversified Apparel (“Acquired Business”)

On July 31, 2005, the Company purchased the denim apparel business from Diversified Apparel Resources, LLC.

Goodwill and Intangible Assets Summary for both the Innovo Acquisition and the Acquired Business

In connection with the Innovo Acquisition and the acquisition of the Acquired Business, the Company recorded total goodwill of $72,877,000. In connection with the Innovo Acquisition and the acquisition of the Acquired Business, we also identified intangible assets which included customer relationships, trademarks and product lines, of $4,550,000. At January 31, 2008, Cygne conducted its annual impairment assessment of the value of the goodwill and identified intangible assets that were recorded in connection with its acquisitions based on a discounted cash flow model of projected earnings. To aid Cygne, the Company retained an independent party to perform the valuation. Negative trends in sales and gross margins resulted in lower projected future earnings. The negative sales trends were the result of market conditions, the loss of two customers in 2007 which accounted for 49% of the Company’s 2007 sales, a substantial decrease in demand for its branded jeans and its non-denim private label products. The negative trends in gross margins resulted from both the loss of guaranteed gross margins under the Supply Agreement and lower gross margins from imports from the Far East. At January 31, 2008, charges of approximately $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the remaining identifiable intangible assets net of accumulated amortization.

3. Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The related unrealized holding gains and losses are excluded from operations and recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets. At April 30, 2008 and January 31, 2008, the gross gain (loss) was approximately $11,000 and $(15,000), respectively. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in other expense.

The following table summarizes the marketable securities as of April 30, 2008 and January 31, 2008:

	Beginning Fair Value Cost	Gross Unrealized Gain/(Loss)	Gross Recorded Gain/(Loss)	Estimated Fair Value
Marketable securities, January 31, 2008	$65,000	$(40,000)	—	$25,000
Marketable securities, April 30, 2008	$25,000	$11,000	—	$36,000

4. Credit Facilities

Secured Revolving Credit Facility

On August 3, 2007, Cygne entered into a $15 million secured revolving credit facility with Comerica Bank (“credit facility”). The credit facility, which replaced Cygne’s expired Factoring Agreement with Milberg Factors, Inc. (“Milberg”), provides Cygne with a $15 million working capital line of credit. Cygne can borrow up to 80% of eligible receivables with a cap of $15 million. The credit facility terminates on August 31, 2009, although Cygne can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit facility. Borrowings bear interest at prime plus 0.25%. Prime rate at April 30, 2008 was 5.00%. The short-term borrowings under this facility were $12,549,000 at April 30, 2008. As security for Cygne’s obligations under the credit facility, Cygne granted to Comerica Bank a continuing security interest in substantially all of its assets. The Convertible Note is subordinated to borrowings from Comerica Bank.

The revolving credit facility contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, and the payment of dividends and other restricted payments. The revolving credit facility also contains working capital, net worth and EBITDA requirements as well as a debt to net worth ratio requirement to be monitored on a quarterly basis. As of April 30, 2008, the Company was in default with the working capital, net worth, EBITDA and debt to net equity ratio requirements. Comerica Bank issued a notice of no action to Cygne regarding the default on the covenants

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2008

4. Credit Facilities (continued)

at April 30, 2008. The bank’s decision to not take action to enforce its rights under the agreement does not constitute a waiver of any of the bank’s rights, powers and remedies with respect to the defaults.

On April 30, 2008, a standby letter of credit to one of Cygne’s vendors in the amount of $99,000 was outstanding. This standby letter was cancelled in May 2008.

On November 7, 2007, Cygne and Comerica Bank amended the credit facility to allow Cygne to borrow from Comerica Bank 50% of eligible finished goods inventory located at Cygne warehouses, with maximum borrowings of $1.5 million, plus 50% of eligible in-transit inventory with maximum borrowings of $1 million. This amendment did not increase the credit facility cap of $15 million.

In March 2008, Cygne and Comerica Bank amended the credit facility to allow the Company to borrow from Comerica Bank 15% of all letters of credit issued in our favor with maximum borrowings of $350,000.

On May 5, 2008, Cygne and Comerica Bank amended the credit facility to allow Cygne to borrow from Comerica Bank 70% of eligible finished goods inventory located at its warehouses with maximum borrowings of $1.25 million plus 80% of eligible in-transit inventory with maximum borrowings of $1.5 million for the period May 5, 2008 through June 30, 2008. Effective July 1, 2008, the credit facility will revert back to the prior terms allowing us to borrow 50% of eligible finished goods inventory located at our warehouses with maximum borrowings of $1.25 million plus 50% of eligible in-transit inventory with maximum borrowings of $1.5 million. The amendment also allows Cygne to borrow from Comerica Bank 30% of all letters of credit issued in the Company’s favor with maximum borrowings of $750,000 for the period May 5, 2008 through June 30, 2008.

5. Inventories

Inventories consist of the following:

	(In thousands)
	April 30, 2008	January 31, 2008
Raw materials and work-in-process	$84	$519
Finished goods	3,116	2,330

Total	$3,200	$2,849

6. Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	(In thousands)
	April 30, 2008	January 31, 2008	Estimated Useful Lives
Land in Guatemala	$258	$258
Building and building improvements in Guatemala	117	117	At salvage value
Leasehold improvements	341	336	life of lease
Equipment, furniture, and fixtures	287	230	3-7 years

	1,003	941
Less accumulated depreciation and amortization	313	278

	$690	$663

Depreciation and amortization expense for property, plant and equipment was approximately $35,000 for the three months ended April 30, 2008, and $36,000 for the three months ended April 30, 2007.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2008

7. Note Payable

Note Transfer Agreement

Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif, a third party not related to the Company at the time of transfer. Effective January 31, 2007, the Company entered into an agreement with Mr. Kraif (the “Conversion Agreement”) which was approved by the Company’s stockholders on August 9, 2007, pursuant to which immediately following the stockholder approval:

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

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was waived. The waiver was recorded as a reduction of interest expense in the year ended January 31, 2007. Mr. Kraif Note also waived the interest payment due from February 1, 2007 through August 9, 2007, which was recorded as a reduction of interest expense for the year ended January 31, 2008. For the three months ended April 30, 2007, payment of interest of $434,000 was waived and recorded as a reduction of interest expense for the period. As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivable.

The Convertible Note bears interest at the annual rate of 4.7%. Twenty-four (24) quarterly principal payments of $625,000 will be payable on the Convertible Note beginning April 30, 2008 and ending on the maturity date of January 31, 2014. Interest is due quarterly on the principal balance outstanding prior to the quarterly principal payment. Any principal outstanding on the Convertible Note will be convertible at the conversion price of $3.50 a share. The Company, at its option, may prepay the principal balance outstanding at any time with payment discount rates ranging from 24.19% if prepayment occurred before January 31, 2008 declining to 3.43% if payment occurs between February 1, 2013 and January 31, 2014. The Convertible Note is subordinated to borrowings from Comerica Bank. In the event of default on the borrowings from Comerica Bank, Mr. Kraif has the right to accelerate principal and interest payments on the Convertible Note. At April 30, 2008, Mr. Kraif agreed not to accelerate payment of interest or principal in the event of default.

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

Cygne recorded the $453,000 prepayment gain on its Consolidated Statement of Stockholders’ Equity as of October 31, 2007 as a contribution to capital since the prepayment was to a related party.

As of January 31, 2008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due January 31, 2009, April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, April 30, 2010, July, 31, 2010, October 31, 2010, January 31, 2011, and April 30, 2011, totaling $6,250,000. As of January 31, 2008, Diversified Apparel agreed to accept $4,738,125 in exchange for prepayment of these ten payments, which was offset against the related party receivable. Cygne recorded the $1,512,000 prepayment gain on its Consolidated Statement of Stockholders’ Equity as a contribution to capital since the prepayment was to a related party. The remaining principal balance of $6,875,000 on the Convertible Note matures on January 31, 2014 with payments of $1,875,000 due in the year ended January 31, 2012, and $2,500,000 due in each of the years ended January 31, 2013 and 2014.

In addition, Mr. Serge Kraif waived all the accrued but unpaid interest for the period of August 9, 2007 through January 31, 2008 of approximately $316,000 and waived all the accrued but unpaid interest for the period February 1, 2008 through April 30, 2008 of approximately $79,000. These waivers were recorded as a reduction of interest expense in the respective periods.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2008

7. Note Payable (continued)

All shares of our common stock issued pursuant to the Conversion Agreement, upon conversion of the Convertible Note or upon exercise of the Warrant were registered for resale under the Securities Act.

Debt Discount

Based on a third party valuation, the Company determined the fair value of the $15,000,000 Convertible Note. As a result, the Company recorded a debt discount of $3,620,000 to reduce the carrying value of the $15,000,000 Convertible Note to its face value of $11,380,000. The discount will be amortized to interest expense over 6.5 years. The debt amortization for the three months ended April 30, 2008 was $30,000.

Debt discount to be recorded over the remaining life of the Convertible Note is as follows.

Year Ended January 31:	($ in thousands)
2009 remainder	$96
2010	135
2011	145
2012	166
Thereafter	191

$733

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

On April 24, 2008, pursuant to a Non-Qualified Share Option Agreement, the Company granted to Samuel J. Furrow, Jr., the Company’s Chief Executive Officer and President, 1,000,000 options to purchase common stock of the Company at $0.30 per share. No other options were granted during the three months ended April 30, 2008 and no options were granted during the three months ended April 30, 2007. The Company recorded stock compensation expense of approximately $273,000 as of April 30, 2008 in connection with this transaction.

Restricted Stock Units

On April 30, 2008, pursuant to the Directors’ Restricted Stock Option Plan, compensation amount of $5,000 was credited to each member of the Board of Directors who is not an employee. For the three months ended April 30, 2008, restricted stock units expense was $15,000.

9. Concentrations of Risk

For the three months ended April 30, 2008 sales to JC Penney, Kohl’s and Benetton accounted for approximately 28%, 27%, and 12%, respectively, of Cygne’s net sales. For the three months ended April 30, 2007 sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 14%, 13%, 39% and 19%, respectively, of Cygne’s net sales.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries). The occurrence of

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2008

9. Concentrations of Risk (continued)

certain of these factors in Guatemala, where Cygne owned a manufacturing facility, resulted in additional impairment or loss of the Company’s investment located in this country. The Guatemalan manufacturing facility was closed in November 2007 and Cygne is seeking a buyer for the building. Cygne cannot assure you that it will be able to realize the salvage value recorded.

10. Related Party Transactions

In connection with the acquisition of the Acquired business, Cygne entered into agreements at July 31, 2005, as subsequently amended, with companies controlled by Hubert Guez.

The Supply Agreement: Prior to July 31, 2007, AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Hubert Guez, manufactured on a non-exclusive basis branded and private label denim apparel for Cygne in Mexico at specified gross margins to Cygne. Pursuant to the Supply Agreement, AZT shipped its manufactured apparel to the United States and invoiced Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel invoiced Cygne for the apparel when it was shipped to Cygne customers. At the end of each month, Diversified Apparel invoiced Cygne for the apparel it had on hand that Cygne estimated that it would ship to its customers in the subsequent month. Cygne renewed the Supply Agreement for one year until July 31, 2008. Cygne ceased sourcing products from AZT on December 18, 2007. The Supply Agreement specified that the guarantee of Cygne’s gross margins for products manufactured by AZT for Target and AEO expired on January 31, 2008. Cygne ceased doing business with AZT in December 2007. During the three months ended April 30, 2008, Cygne and AZT terminated their agreement.

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

Under the Supply Agreement, Cygne was obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requests such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. At April 30, 2008 and 2007, outstanding advances to Diversified Apparel were zero and $10,148,000, respectively.

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

AEO, one of the customers, response was to cancel all orders issued to the Company and to issue new orders for the same garments to the creditor company. Remaining shipments to AEO were estimated to be $2,700,000. The Company no longer has AEO as a customer.

Cygne negotiated an agreement with the creditor company whereby the creditor company would continue to ship to Cygne the second customer’s garments with sales estimated at $2,600,000 and would invoice Cygne their costs for the garments shipped. Cygne, in turn, invoiced their customer for these garments. Cygne agreed to pay the creditor company thirty days after shipment of garments. At April 30, 2008, Cygne owed the creditor company $1,122,229. On May 15, 2008, Cygne and the creditor company agreed that payment would be made in November 2009. The interest rate is 3.0% per annum.

Diversified Apparel agreed to reimburse Cygne for the cost of the lost fabric and the normal gross profit lost on the sales to AEO and Cygne’s second customer. For the three months ended April 30, 2008, the cost of the fabric of $298,000, which is included in the Company’s cost of goods sold, and the lost gross profit of $76,000, are shown on the financial statements as an increase to Due from Related Parties and an increase to paid-in-capital of $373,000. In addition, Cygne charged Diversified Apparel $73,000 for finished garments paid for by Cygne but not delivered by Diversified Apparel. Also, Cygne recorded an additional advance to Diversified Apparel in the amount of $132,000 in the related party account.

The Distribution Agreement: Diversified Apparel provided distribution and operating services including building occupancy costs for Cygne. Cygne renewed the Distribution Agreement, which had an expiration date of July 31, 2007, for a one-year period until July 31, 2008. Cygne and Diversified Apparel cancelled this agreement effective February 1, 2008.

Pursuant to the Distribution Agreement, Cygne purchased all of its denim apparel manufactured outside of Mexico from Diversified

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2008

10. Related Party Transactions (continued)

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

Restrictive Covenant Agreement: Cygne and Hubert Guez entered into a restrictive covenant agreement whereby Cygne pays Hubert Guez one percent (1%) of net sales, not including sales of denim apparel resulting from subsequent business acquisitions. The Company recorded an expense of $119,000 and $77,000 for the three months ended April 30, 2008 and 2007, respectively. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations. There were no cash payments made under this agreement during the three months ended April 30, 2008 or 2007.

First Finish Inc., an affiliate of Hubert Guez up to June 30, 2007, operates a fabric finishing testing and development facility in California. The Company used this facility to develop and test all of its fabric finishing. The cost for services rendered to Cygne by First Finish Inc. was approximately $49,000 during the three months ended April 30, 2007. Payments to reduce prior amounts due to First Finish, Inc. was $58,000 in the three months ended April 30, 2007.

In connection with the Innovo Acquisition, Cygne assumed the obligations under an earn-out agreement with Paul and Hubert Guez for sales to AEO. The Company pays to each of Paul Guez and Hubert Guez 1.25% of sales to AEO. The Company recorded an expense of zero and $202,000 for the three months ended April 30, 2008 and 2007, respectively. Cygne ceased doing business with AEO in December 2007. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations.

Each of the foregoing transactions was approved by the Company’s Audit Committee, which determined that the terms of such transactions were no less favorable to the Company than reasonably could have been obtained in arm’s length transactions with independent third parties. Due to (due from) Related Parties with the right of offset is comprised of the following amounts:

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2008

10. Related Party Transactions (continued)

	(In thousands)
	April 30, 2008	January 31, 2008
Due from Related Party with the right of offset at January 31, 2008	$(6,392)	$—
Due from Diversified Apparel under the Supply Agreement	(94)	(18,004)
Due from Diversified Apparel—settlement of sourcing problem from related party in Mexico	(373)	(3,234)
Due from Diversified Apparel—finished goods not delivered	(73)	—
Due to Diversified Apparel—assumption of liability under Innovo Acquisition Agreement	—	2,500
Due from Diversified Apparel—additional advances	(132)	—
Due to Diversified Apparel—payment received	2,500	—
Due to Mr. Hubert Guez—restricted covenant	119	980
Due to Mr. Hubert Guez—earn-out agreement	—	780
Due to Mr. Paul Guez—earn-out agreement	—	450
Vacation accrual for 19 employees transferred from Diversified Apparel to Cygne on February 1, 2008	(204)	—
Due to Diversified Apparel—assumption of vendor liabilities	100	2,477
Due to Diversified Apparel—assumption of Secured Promissory Note Payable	—	1,500
Due to Diversified Apparel—assumption of Convertible Note Payable	—	6,159
All other due from a Related Party	13	—

Due from Related Parties with the right of offset	$(4,536)	$(6,392)

On February 1, 2008, Cygne hired 19 employees from Diversified Apparel with accrued vacation pay of $204,000.

Diversified Apparel assumed Cygne’s liabilities to one of the Company’s vendors totaling $100,000 during the three months ended April 30, 2008. These liabilities were offset against related party receivable.

The categories of related party charges are (in thousands):

Statement		Three Months Ended
Placement See below		April 30, 2008	April 30, 2007
1	Supply Agreement	$370	$11,597
1	Distribution Agreement relating to purchase of Far East imported products	—	2,306
2	Distribution Agreement relating to distribution expense	—	496
2	Distribution Agreement relating to packing material expense	—	54
2	Restrictive Covenant Agreement	119	284
2	Earn-out under Innovo Acquisition Agreement	—	49

		$489	$14,786

The categories identified above are shown in the financial statement under the following captions:

Statement Placement
1	Cost of goods sold
2	Selling, general and administrative expenses

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2008

10. Related Party Transactions (continued)

As of April 30, 2008 and January 31, 2008, the Company had no outstanding short-term purchase order commitments to Diversified Apparel, a related party.

11. Litigation

The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On March 21, 2008, Cygne received a letter from Weltman, Weinberg & Reis Co., LPA informing Cygne that they had been retained by China Export & Credit Corporation aka Sinosure (“Sinosure”) to investigate a collection claim by Evolve International Trading (Shanghai) Co. Ltd. (“Evolve”). Evolve claims that it shipped certain goods to Cygne and that Cygne owes it $1,519,822 in unpaid invoices for those goods. This letter and the supporting documents were forwarded to Hubert Guez and Diversified Apparel. Diversified Apparel has examined the documents and informed Cygne that it has no liability concerning these amounts. Therefore, Cygne considers it remote that it will have to pay this amount and it is not a liability.

On April 11, 2008, Cygne received a summons and complaint on behalf of M.Y. Accessories Ltd. (“M.Y.”). M.Y. claims that it sold and delivered certain goods to Diversified Apparel and Cygne. In the complaint, M.Y. claims that Diversified Apparel and Cygne are responsible for the $311,373 in unpaid invoices for those goods. This letter and the supporting documents were forwarded to Hubert Guez and Diversified Apparel. Diversified Apparel has examined the documents and informed Cygne that Cygne has no liability concerning these amounts. Therefore, Cygne considers it remote that it will have to pay this amount and that it is not a liability. In addition, in the above complaint, M.Y. claims that it sold and delivered goods to Cygne and that Cygne owes it $27,012 in unpaid invoices for those goods. Cygne has examined the documents and Cygne believes that it is probable that it will have to pay this amount. Therefore, Cygne has included this claim at the stated amount as a liability in its financial statements.

On March 20, 2008, Cygne received a summons and complaint on behalf of Copen Associates, Inc. (“Copen”). Copen claims that it sold and delivered certain goods to Cygne on January 18, 2007 and November 1, 2007 as agreed upon and that Cygne owes it $55,871 in unpaid invoices for those goods. Cygne has examined the documents and believes that it is probable that it will have to pay this amount. Therefore, Cygne has included this claim at the stated amount as a liability in its financial statements.

On June 3, 2008, Cygne received another summons and complaint on behalf of M.Y. M.Y. claims that it sold and delivered certain goods to Diversified Apparel and Cygne. In the complaint, M.Y. claims that Diversified Apparel and Cygne are responsible for the $35,479 in unpaid invoices for those goods. Cygne has examined the documents and believes that it is probable that it will have to pay this amount. Therefore, Cygne has included this claim at the stated amount as a liability in its financial statements.

12. Income Taxes

The provision for income taxes for the three months ended April 30, 2008 and 2007 was $12,000 and $480,000, respectively. The provision for 2008 was comprised of $12,000 of United States and State and local income taxes. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and the impact of goodwill being deductible for income tax purposes, but not amortized for financial reporting purposes.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 on February 1, 2007 and the adoption did not have a material impact on the financials pertaining to FIN 48. The Company had no uncertain positions other than the Guatemalan issues noted below and accordingly no unrecognized tax benefits. The Company recognizes interest and penalties, if any, as part of the provision for income taxes in the Company’s Consolidated Statements of Operations.

Cygne Designs, Inc., a Delaware corporation, files a Federal Income Tax Return as well as tax returns in the following jurisdictions: California, New York State and New York City. Beginning in 2002, a newly formed Guatemalan subsidiary began

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2008

12. Income Taxes (continued)

filing a Guatemala income tax return. This subsidiary has been granted a tax holiday to December 31, 2012. Another Guatemalan subsidiary, which is now dormant and in the process of being liquidated, had been granted a tax holiday which expired on December 31, 2001. A third Guatemalan subsidiary has no tax holiday and its first tax return was filed for the year ended December 31, 1993.

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

The Guatemalan tax authorities are examining the tax returns for the years 1998 through 2000 of the dormant subsidiary referenced above that had been granted a tax holiday, but was assessed an income tax under a different Guatemala statute. The Company protested this tax and did not pay the tax. However, the Company has established a reserve for this contingent liability in the amount of $470,000 and has included this reserve on the balance sheet under Income Taxes Payable as of January 31, 2008 and 2007.

13. Resignation Chief Executive Officer; Appointment of President and Chief Executive Officer

On April 25, 2008, the Company appointed Samuel J. Furrow, Jr. as President and Chief Executive Officer of the Company and granted to Mr. Furrow a fully vested 10-year option to purchase 1 million shares of the Company’s common stock at a price of $0.30 per share. Mr. Furrow also joined the Company’s Board of Directors. Mr. Furrow does not have an employment agreement with the Company.

In connection with this appointment, the company entered into a letter agreement dated April 25, 2008 with Bernard Manuel providing for (i) the termination of his employment agreement as President and Chief Executive Officer effective immediately; (ii) Mr. Manuel’s resignation as the Company’s President and Chief Executive Officer, (iii) his continuing to serve as a director and chairman of the Company’s Board of Directors until October 31, 2008 and thereafter until his resignation or removal; (iv) his remaining an employee of the Company through January 31, 2010 as an advisor for which he will receive a salary of $12,500 per month and health benefits; and (v) upon termination of his employment, severance in the amount of $1,200,000, payable in 12 equal quarterly installments of $100,000, which the first payment commencing on February 15, 2010. The present value of this severance payable is shown on the Consolidated Balance Sheet as severance due to former CEO.

14. Subsequent Events

Resignation and Appointment of Chief Financial Officer

Effective June 7, 2008, Roy E. Green resigned as Senior Vice President—Chief Financial Officer, Secretary and Treasurer of the Company. The Company appointed Nomaan Yousef as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, effective immediately, and granted to Mr. Yousef an option to purchase 250,000 shares of the Company’s stock at $0.43 per share, vesting over a period of twelve months.

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

We manufacture private label garments through third party manufacturers.

We historically have been dependent on one or more key customers. For the three months ended April 30, 2008 sales to JC Penney, Kohl’s and Benetton accounted for approximately 28%, 27%, and 12%, respectively, of Cygne’s net sales. For the three months ended April 30, 2007 sales to JC Penney, Kohl’s, American Eagle Outfitters (“AEO”) and Target accounted for approximately 14%, 13%, 39% and 19%, respectively, of Cygne’s net sales.

Although we have long-established relationships with our key customers, JC Penney and Kohl’s, we do not have long-term contracts with these customers. Our future success will be dependent upon our ability to attract new customers and to maintain our relationships with our present customers. We continue to strive to maintain our positive working relationships with our customers by providing on-time deliveries of quality products.

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

On July 31, 2005, we purchased the denim apparel business from Diversified Apparel Resources, LLC (“Diversified Apparel”) (the “Acquired Business”).

In the year ended January 31, 2006, based on an appraisal by an independent third party, we recorded a 100% impairment charge with respect to our equipment, furniture and fixtures at our Guatemalan facility and established a salvage value of $375,000 for the land, building and building improvements. The cost of the Guatemalan factory closure was recorded during the three months ended January 31, 2008.

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

On May 12, 2006, we, Innovo Group Inc. (now known as Joe’s Jeans, Inc.) (“Innovo”), and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo, closed the transaction contemplated by an Asset Purchase Agreement entered into on March 31, 2006 (the “Innovo Acquisition”). Azteca Productions International, Inc. (“Azteca Productions”) was a party to certain ancillary agreements related to the Asset Purchase Agreement because it was an interested party in the transaction. Innovo is a designer, developer and worldwide marketer of apparel products. Pursuant to the Asset Purchase Agreement, Innovo sold us certain assets related to its private label apparel division.

On October 31, 2006, we made a principal payment of $1.5 million due on the secured subordinated promissory note issued to Diversified Apparel (the “Note”) in connection with our acquisition of the denim apparel business of Commerce Clothing (the “Acquired Business”). Effective November 1, 2006, Diversified Apparel transferred the Note to Serge Kraif. Effective January 31, 2007, we entered into an agreement with Mr. Kraif (the “Conversion Agreement”), which was approved by the Company’s stockholders on August 9, 2007, pursuant to which:

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

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by us from time to time when we have available funds and (ii) all accrued but unpaid interest at January 31, 2007 was waived. The waiver was recorded as a reduction of interest expense in the year ended January 31, 2007. Mr. Kraif also waived the interest payment due from February 1, 2007 through August 9, 2007, which was recorded as a reduction of interest expense for the year ended January 31, 2008. As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivable.

Effective April 30, 2007, Mr. Kraif agreed that the $1.5 million principal payments on the Note due on April 30, 2007 and July 31, 2007 could be delayed pending stockholder consideration of the Conversion Agreement. Our stockholders approved the Conversion Agreement on August 9, 2007, and this $3.0 million principal payment was satisfied through the issuance of the common stock, convertible note and warrant discussed above. Mr. Kraif agreed to waive the interest due for the period February 1, 2007 through August 9, 2007. We recorded the waiver as a reduction of interest expense for the year ended January 31, 2008. In addition, Mr. Serge Kraif waived all the accrued but unpaid interest for the period of August 9, 2007 through January 31, 2008 of approximately $316,000 and waived all the accrued but unpaid interest for the period February 1, 2008 through April 30, 2008 of approximately $79,000. As of January 31, 2008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payment on the Convertible Note due January 31, 2009, April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, April 30, 2010, July 31, 2010, October 31, 2010, January 31, 2011, and April 30, 2011, totaling $6,250,000. As of January 31, 2008, Diversified Apparel agreed to accept $4,738,125 in exchange for prepayment of these ten payments which was offset against the related party receivable.

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

The following list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of our Annual Report on Form 10-K for the year ended January 31, 2008, which contain accounting policies and other disclosures required by U.S. generally accepted accounting principles.

Accounts Receivable, Due from Factor and Allowance for Customer Chargebacks and Trade Discounts

Through August 2, 2007, a significant portion of our accounts receivable were factored without recourse. We estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by customers. We terminated our Factoring Agreement on July 31, 2007. For shipments subsequent to July 31, 2007, we have assumed the credit risk for all of our trade receivables. We estimate a reserve for doubtful accounts considering delinquent customer payments and customer credit reports, as well as continuing to estimate the allowances for customer chargebacks and trade discounts to be applied against our trade accounts receivable considering both historical and anticipated deductions taken by customers. At April 30, 2008, we reserved approximately $1,634,000 for allowances for customer chargebacks and trade discounts and approximately $94,000 for allowances for bad debt. A change in this estimate could result in the need to record additional reserves.

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

We estimate the valuation allowance against our deferred tax asset. We have recorded a valuation allowance against the net deferred tax asset due to our history of losses and near break-even results. However, should we conclude that utilization of deferred tax assets is more likely than not, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. The deferred tax assets are net of deferred tax liabilities.

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

In connection with the Innovo Acquisition and acquisition of the Acquired Business, we recorded goodwill of $72,877,000 and identified intangible assets which included customer relationships, trademarks and product lines with a carrying value of $2,650,000 at January 31, 2008. At January 31, 2008, we conducted our annual impairment assessment of the value of the goodwill and intangible assets based on a discounted cash flow model of projected earnings. Negative trends in sales and gross margins resulted in lower projected future earnings. To aid us, we retained an independent third party to perform the valuation. The negative sales trends were the result of market conditions, the loss of two customers in 2007 which accounted for 49% of our 2007 sales, a substantial decrease in demand for our branded jeans and our non-denim private label products. The negative trends in gross margins resulted from the loss of guaranteed gross margins under the Supply Agreement. Based on the results of the valuation, charges of approximately $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the value of the remaining identifiable intangible assets.

Amortization of Discounts on Convertible Note

We recorded the fair value of the $15,000,000 Convertible Note issued in partial payment of the Note at a discount of $3,620,000 from its face value. Beginning August 10, 2007, this discount to the Convertible Note has been and will be amortized to interest expense over the remaining 6.5 year term of the Convertible Note. During the year ended January 31, 2008, $2,856,000 of debt discount amortization was recorded.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes reserves for sales returns and allowances. At April 30, 2008, we reserved approximately $1,634,000 for allowances for customer chargebacks and trade discounts and approximately $94,000 for allowances for bad debt. At January 31, 2008, such reserves amounted to $1,831,000 and $94,000, respectively. Should events or circumstances change, we could have to record additional accruals for increased reserves.

Foreign Currency Exchange

We negotiate substantially all of our purchase orders with our foreign manufacturers in U.S. dollars. Thus, notwithstanding any fluctuation in foreign currencies, our cost for any purchase order is not subject to change after the time the order is placed. However, the weakening of the U.S. dollar against local currencies could lead certain manufacturers to increase their U.S. dollar prices for products. We believe we would be able to compensate for any such price increase.

Results of Operations

The following table is derived from our consolidated statements of operations and expresses for the periods indicated certain data as a percentage of net sales.

	Three Months Ended:
	April 30, 2008	April 30, 2007
Net Sales	100.0%	100.0%
Gross profit	3.6	20.0
Selling, general and administrative expenses	27.1	17.3
Depreciation and amortization	0.2	2.4
Income (loss) before interest and income taxes	(23.8)	0.3
Interest expense	1.4	4.6
Other expense (income)	(0.4)	—
Provision for income taxes	0.1	2.3

Net loss	(24.9)%	(6.6)%

Net Sales

Net sales for the first quarter of 2008 were $15,282,000 a decrease of $5,581,000, or 26.8%, from net sales of $20,863,000 for the first quarter of 2007.

The decrease in sales for the first quarter of 2008 compared to the first quarter of 2007 of $5,581,000 was mainly attributable to a decrease in sales of our branded denim garments of $1,616,000 and a decrease in sales of $10,430,000 from our loss of sales to AEO and Target, partially offset by an increase in sales of our private label garments of $5,559,000 and an increase in sales of non-denim products of $906,000.

Our branded denim garment sales decreased by $1,616,000 due to our discontinuance of our Hippie premium brand of junior jeans which amounted to $56,000 and less demand for our Hint brand of junior jeans which amounted to $1,560,000.

Our decrease in sales of $10,430,000 from our loss of sales to AEO and Target was caused by their decision to source products in the Far East from other suppliers.

The increase in sales of $5,559,000 of our private label garments was primarily the result of greater demand from our customers for certain denim programs during the period.

Our sales of non-denim products increased by $906,000 due sales to a new customer Benetton, which we do not anticipate doing business with in the immediate future periods.

For the three months ended April 30, 2008, sales to JC Penney, Kohl’s, and Benetton accounted for 28%, 27% and 12%, respectively, of our net sales. For the three months ended April 30, 2007, sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 14%, 13%, 39% and 19%, respectively, of our net sales. However, as noted above, we do not anticipate selling products to Benetton in future periods.

Gross Profit

The gross profit for the first quarter of 2008 was $547,000 (3.6% of net sales), a decrease of $3,626,000, or 86.9%, from the gross profit of $4,173,000 (20.0% of net sales) for the first quarter of 2007.

The decrease in gross profit for the first quarter of 2008 compared to the first quarter of 2007 of $3,626,000 was the result of a decrease in sales volume for branded denim garments, which caused a decrease in gross profit of $1,355,000, a decrease in sales volume for private label garments due to air shipments resulting from late deliveries, which caused a decrease in gross profit of $227,000 and a decrease in sales volume to AEO and Target, which caused a decrease in gross profit of $2,315,000, $298,000 of which was due to the loss of inventory in Mexico, which is partially offset by an increase of gross profit of $271,000 for branded non-denim garments.

For the three months ended April 30, 2007, most of our garments were made in Mexico under our Supply Agreement with Diversified Apparel, a related party, which guaranteed our gross margins. For the three months ended April 30, 2008, most of our garments were made in the Far East and gross margins were substantially lower then the related party gross margins as a result of a lower initial beginning gross margin and subsequent chargebacks and discounts as a result of late deliveries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the first quarter of 2008 were $4,143,000, an increase of $543,000 from $3,600,000 for the first quarter of 2007. The increase in SG&A expenses for the first quarter of 2008 compared to the first quarter of 2007 of $543,000 was mainly attributable to an increase in SG&A expenses of $1,333,000, which is comprised of (i) an increase in payroll expenses of $835,000 , which consists of a one-time severance expense of $1,008,000 for Bernard Manuel, our former President and Chief Executive Officer who remains chairman and a director, partially offset by a decrease in other payroll of $173,000 relating to the reduction in design sample makers and graphic design staff (excluding the decrease in payroll expenses related to loss of the AEO and Target business); (ii) an increase in public company expenses of $303,000, consisting of non-cash stock compensation of $273,000, restricted stock units issued to our directors valued at $15,000 and filing expenses of $15,000; (iii) an increase in non-compete payments of $42,000 due to an increase sales of private label garments; (iv) an increase of $38,000 for liability insurance; and (v) an increase of $115,000 for miscellaneous services primarily due to moving to a new facility. The increase in SG&A expenses of $1,333,000 for the first quarter of 2008 was partially offset by a decrease of $790,000, which is comprised of (a) a decrease in earn-out charges of $202,000 due to a decrease in sales; (b) a decrease of $57,000 in professional fees due to a reduction in accounting fees; (c) a decrease in bank fees of $63,000 primarily due to the termination of the factor agreement and a decrease in sales; (d) a decrease in payroll expenses of $130,000 related to loss of the AEO and Target business; (e) a decrease of $141,000 in sample expenses; (f) a decrease in distribution charges of $172,000 due to in-house distribution at our Commerce, California facility; and (g) a decrease of $25,000 in miscellaneous expenses.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $35,000 and $36,000, respectively, for the first quarter of 2008 and the first quarter of 2007. Amortization of intangible assets, which resulted from our acquisitions, was zero and $472,000 for the first quarter of 2008 and the first quarter of 2007, respectively. The decrease in amortization in for the first quarter of 2008 compared to the first quarter of 2007 was due to the write-off of the intangible assets resulting from the impairment test performed at January 31, 2008.

Interest Expense

Interest expense for the first quarter of 2008 was approximately $217,000 as compared to $957,000 for the first quarter of 2007. Interest expense for the first quarter of 2008 included interest on the Comerica credit facility of $161,000, amortization of the discount on the Convertible Note of $30,000 and amortization of deferred financing costs of $25,000. The Note holder waived payment of the interest on the Note of approximately $79,000 for the three months ended April 30, 2008. Interest expense for the first quarter of 2008 was offset by interest income of $10,000. Interest expense for the first quarter of 2007 includes interest paid to the factor of $228,000 on its advances to us, and the amortization of the discount on the Note of $729,000.

Provision for Income Taxes

The provision for income taxes for the three months ended April 30, 2008 and 2007 was $12,000 and $480,000, respectively. The provision for 2008 was comprised of $12,000 of United States and State and local income taxes. The provision for income tax includes the effects of foreign operations and the impact of goodwill being deductible for income tax purposes but not amortized for financial reporting purposes. The provision for 2007 was comprised of $48,000 of United States and State and local income taxes and a deferred tax provision of $432,000. We recorded a tax provision of $432,000 related to the difference between book and tax basis from indefinite lives of goodwill acquired in connection with our acquisitions. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished.

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

	(In thousands)
	Three Months Ended April 30,
	2008	2007
Reconciliation of net loss to adjusted EBITDA
Net loss	$(3,800)	$(1,372)
Depreciation and amortization	35	508
Interest expense	217	957
Provision for income taxes	12	480

Adjusted EBITDA	(3,536)	573

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended April 30, 2008 was $2,751,000. The components of cash used in operating activities totaling $7,253,000 are (i) net loss of $2,926,000, which is net of gross loss of $3,800,000; depreciation of $35,000; non-cash stock compensation of $273,000; issuance of restricted stock units to our directors valued at $15,000; non-cash interest, consisting of amortization of debt discount of $31,000; amortization of deferred financing costs of $25,000; loss on Mexican inventory of $298,000; and an increase in allowance for customer chargebacks and trade discounts of $197,000; (ii) an increase in trade receivables of $1,438,000, which reflects higher open receivables in the first quarter; (iii) an increase in inventories of $649,000 due to higher sales orders of products scheduled to be delivered in the second quarter; (iv) a decrease in income taxes payable of $51,000, as the tax payments were less than anticipated for the three months ended April 30, 2008; and (v) a decrease in accounts payable of $2,189,000, by a payment to a vendor of $2,500,000, partially offset by an increase in professional fees and other expenses payable of $311,000. The cash used in operating activities was offset by cash provided by operating activities for the three months ended April 30, 2008 of $4,502,000. The components of cash provided are (a) a decrease in amounts due from a related party of $2,130,000; (b) an increase in accrued expenses of $1,318,000 due to goods in transit and payroll accruals; (c) a decrease in prepaid and other receivables of $46,000; and (d) a one-time severance expense of $1,008,000 for Bernard Manuel.

Cash used in investing activities in the three months ended April 30, 2008 of $62,000 consisted of expenditures incurred in connection with the purchase of equipment. Cash used in investing activities in the three months ended April 30, 2007 of $49,000 consisted of expenditures incurred in connection with the purchase of computers for $31,000 and leasehold improvements of $18,000.

Cash provided by financing activities in the three months ended April 30, 2008 of $2,755,000 consisted of proceeds from the short-term borrowings of $16,688,000, partially offset by repayment of short-term borrowings of $13,933,000. Cash provided by financing activities in the three months ended April 30,2007 of $574,000 consisted of advances from the factor of $13,950,000, partially offset by repayments to the factor of $14,524,000.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of April 30, 2008, the Company had losses of $3,800,000 for three months then ended. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the interim cash flow deficiencies being addressed through additional equity and debt financing. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on the Company’s financial performance, results of operations and stock price and require the Company to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and may require the Company to relinquish valuable rights.

Note Conversion Agreement

On January 3, 2006, we and Diversified Apparel entered into a Note Conversion Agreement providing for the conversion of $7,500,000 principal amount of the Secured Subordinated Promissory Note (the “Note”) issued to Diversified Apparel into 1,428,571 shares of our common stock at the rate of $5.25 per share. Accordingly, we canceled the principal payments due October 31, 2011, January 31, 2012 and April 30, 2012. In connection with the conversion of the $7,500,000 of the Note, of the amortization of the debt discount was increased by approximately $2,063,000 which represented the pro-rata unamortized discount.

On October 31, 2006, we made a principal payment of $1.5 million due on the Note through reduction of the amounts owed by Diversified Apparel.

Note Transfer Agreement

Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif, a third party not related to us at the time of transfer. Effective January 31, 2007, we entered into an agreement with Mr. Kraif (the “Conversion Agreement”) which our stockholders approved on August 9, 2007, pursuant to which immediately following the stockholder approval:

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

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was waived. The holder of the Note also has waived the interest payment due from February 1 through August 9, 2007, which was recorded as a reduction of interest expense for the year ended January 31, 2008. As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivable.

The Convertible Note bears interest at the annual rate of 4.7%. The Convertible Note will bear interest only, payable quarterly, until January 31, 2008. Thereafter, twenty-four (24) quarterly principal payments of $625,000 will be payable on the Convertible Note beginning April 30, 2008 and ending on the maturity date of January 31, 2014. Interest is payable quarterly on the outstanding principal balance outstanding prior to the quarterly principal payment. Any principal outstanding on the Convertible Note will be convertible at the conversion price of $3.50 a share. We, at our option, may prepay the principal balance outstanding at any time with payment discount rates ranging from 24.19% if prepayment occurs before January 31, 2008 declining to 3.43% if payment occurs between February 1, 2013 and January 31, 2014.

The Convertible Note is subordinated to borrowings from Comerica Bank. In the event of default, subject to borrowings from Comerica Bank, Mr. Kraif has the right to accelerate principal and interest payments on the Convertible Note. At April 30, 2008, Mr. Kraif agreed not to accelerate payment of interest in principal in the event of default.

As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due April 30, 2008, July 31, 2008 and October 31, 2008 totaling $1,875,000. As of October 31, 2007, Diversified Apparel agreed to accept $1,422,000 in exchange for immediate payment of these three payments which was offset against related party receivable.

As of January 31, 2008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due January 31, 2009, April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, April 30, 2010, July, 31, 2010, October 31, 2010, January 31, 2011, and April 30, 2011, totaling $6,250,000. As of January 31, 2008, Diversified Apparel agreed to accept $4,738,125 in exchange for prepayment of these ten payments, which was offset against the related party receivable.

In addition, Mr. Serge Kraif waived all the accrued but unpaid interest for the period of August 9, 2007 through January 31, 2008 of approximately $316,000 and waived all the accrued but unpaid interest for the period February 1, 2008 through April 30, 2008 of approximately $78,000.

Secured Revolving Credit Facility

On August 3, 2007, we entered into a $15 million secured revolving credit facility with Comerica Bank. The credit facility, which replaced our expired Factoring Agreement with Milberg Factors, Inc. (“Milberg”), provides us with a $15 million working capital line of credit, as well as a $2 million stand-by letter of credit in favor of one of our suppliers. We can borrow up to 80% of eligible receivables with a cap of $15 million. The credit facility terminates on August 31, 2009, although we can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit agreement. Borrowings bear interest at prime plus 0.25%. Prime rate at April 30, 2008 was 5.00%. The short-term borrowings under this facility were $12,549,000 at April 30, 2008. As security for our obligations under the credit facility, we granted to Comerica Bank a continuing security interest in substantially all of its property. The Convertible Note is subordinated to borrowings from Comerica Bank.

The revolving credit facility contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, and the payment of dividends and other restricted payments. The revolving credit facility also contains working capital, net worth and EBITDA requirements as well as a debt to net worth ratio requirement to be monitored on a quarterly basis. As of April 30, 2008, the Company was in default with the working capital, net worth, EBITDA and debt to net equity ratio requirements. Comerica Bank issued a notice of no action to us regarding the default on the covenants at April 30, 2008. The bank’s decision to not take action to enforce its rights under the agreement does not constitute a waiver of any of the bank’s rights, powers and remedies with respect to the defaults.

On November 7, 2007, we and Comerica Bank amended the credit facility to allow us to borrow from Comerica Bank 50% of eligible finished goods inventory located at our warehouses with maximum borrowings of $1.5 million plus 50% of eligible in-transit inventory with maximum borrowings of $1 million. This amendment did not increase the amount of the credit facility cap of $15 million.

In March 2008, we and Comerica Bank amended the credit facility to allow us to borrow from Comerica Bank 15% of all letters of credit issued in our favor with maximum borrowings of $350,000.

On May 5, 2008, we and Comerica Bank amended the credit facility to allow us to borrow from Comerica Bank 70% of eligible finished goods inventory located at our warehouses with maximum borrowings of $1.25 million plus 80% of eligible in-transit inventory with maximum borrowings of $1.5 million for the period May 5, 2008 through June 30, 2008. Effective July 1, 2008, the credit facility will revert back to the prior terms allowing us to borrow 50% of eligible finished goods inventory located at our warehouses with maximum borrowings of $1.25 million plus 50% of eligible in-transit inventory with maximum borrowings of $1.5 million. The amendment also allows us to borrow from Comerica Bank 30% of all letters of credit issued in our favor with maximum borrowings of $750,000 for the period May 5, 2008 through June 30, 2008.

Supply Agreement

On December 18, 2007, a creditor company of AZT, a related party to us and the Mexican contractor for our vendor, Diversified Apparel, which is also a related party, obtained a court decree against AZT which allowed this creditor company to obtain possession of all of our fabric, trim, work-in-process and finished goods located at the AZT manufacturing facility in Mexico.

AEO, one of the customers, response was to cancel all orders issued to us and to issue new orders for the same garments to the creditor company. Remaining shipments to AEO were estimated to be $2,700,000. We no longer have AEO as a customer.

We negotiated an agreement with the creditor company whereby the creditor company would continue to ship to us the second customer’s garments with sales estimated at $2,600,000 and would invoice us his costs for the garments shipped. We, in turn, invoiced our customer for these garments. We agreed to pay the creditor company thirty days after shipment of garments. At April 30, 2008, we owed the creditor company $1,122,229. On May 15, 2008, we and the creditor company agreed that payment would be made in November 2009. The interest rate is 3.0% per annum.

Diversified Apparel agreed to reimburse us for the cost of the lost fabric and the normal gross profit lost on the sales to AEO and Target, which is also no longer a customer. For the three months ended April 30, 2008, the cost of the fabric of $298,000, which is included in our cost of goods sold, and the lost gross profit of $75,000, are shown on the financial statements as an increase to Due from Related Parties and an increase to paid-in-capital of $373,000. In addition, we paid $73,000for finished garments not delivered. Also, Diversified Apparel recorded an additional advance from Cygne in the amount of $132,000.

Off-Balance Sheet Arrangements

We have not created, and we are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

In connection with the acquisition of the Acquired Business, we entered into agreements at July 31, 2005, as subsequently amended, with companies controlled by Hubert Guez.

The Supply Agreement: Prior to July 31, 2007, AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Hubert Guez, manufactured on a non-exclusive basis branded and private label denim apparel for us in Mexico at specified gross margins to Cygne. Pursuant to the Supply Agreement, AZT shipped its manufactured apparel to the United States and invoiced Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel invoiced us for the apparel when it was shipped to our customers. At the end of each month, Diversified Apparel invoiced us for the apparel it had on hand that we estimated that it would ship to its customers in the subsequent month. We renewed the Supply Agreement for one year until July 31, 2008. We ceased sourcing products from AZT on December 18, 2007. The Supply Agreement specified that the guarantee of our gross margins for products manufactured by AZT for Target and AEO expired on January 31, 2008. We ceased doing business with AZT in December 2007. During the three months ended April 30, 2008, we and AZT terminated their agreement.

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

Under the Supply Agreement, we were obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. At April 30, 2008 and 2007, outstanding advances to Diversified Apparel were zero and $10,148,000, respectively.

The Distribution Agreement: Diversified Apparel provided distribution and operating services including building occupancy costs for Cygne. Cygne renewed the Distribution Agreement, which had an expiration date of July 31, 2007, for a one-year period until July 31, 2008. Cygne and Diversified Apparel cancelled this agreement effective February 1, 2008.

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

At April 30, 2008 and April 30, 2007, we had outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately zero and $37,103,000, respectively. In addition, at April 30, 2008 and January 31, 2008, we had outstanding short-term purchase order commitments to non-related third parties of approximately $23,282,000 and $23,668,000, respectively. The decrease in purchase order commitments to Diversified Apparel and the corresponding increase in purchase orders to non-related third parties was caused by our decision to source garments directly from the Far East vendors.

Effect of New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value

Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement became effective for us on February 1, 2008. However, in February 2008, the FASB released FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS No. 157 for all non-financial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 1, 2008. We adopted SFAS No. 157 as of February 1, 2008, and such adoption did not have a material impact on Cygne’s consolidated financial condition, results of operations or cash flows.

In February 2007, the FASB issued Financial Accounting Standards Board No. 159 (“SFAS No.159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement became effective for us on February 1, 2008. The adoption of SFAS No. 159 has not had a material impact on our consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 141R will have on its results of operations or financial condition as a result of any acquisitions the Company may consummate.

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

We are not a party to any derivative financial instruments. We are subject to changes in the prime rate based on the Federal Reserve Board actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future. For the three months ended April 30, 2008, bank loans peaked at $13,257,972 and the average amount of bank loans were $11,019,139. An increase of 1% in the interest rate would have increased our interest expense for factor advances and bank loans by approximately $28,000 in the three months ended April 30, 2008.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of the three months ended April 30, 2008.

Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of April 30, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that results in a more than remote possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which the Company believes could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

On March 21, 2008, we received a letter from Weltman, Weinberg & Reis Co., LPA informing us that they had been retained by China Export & Credit Corporation aka Sinosure (“Sinosure”) to investigate a collection claim by Evolve International Trading (Shanghai) Co. Ltd. (“Evolve”). Evolve claims that it shipped certain goods to us and that we owe Evolve $1,519,822 in unpaid invoices for those goods. This letter and the supporting documents were forwarded to Diversified Apparel. Diversified Apparel has examined the documents and informed us that we have no liability concerning these amounts. Therefore, we consider it remote that we will have to pay this amount and it is not recorded as a liability in the financial statements.

On April 11, 2008, we received a summons and complaint on behalf of M.Y. Accessories Ltd. (“M.Y.”). M.Y. claims that it sold and delivered certain goods to Diversified Apparel and us. In the complaint, M.Y. claims that Diversified Apparel and us are responsible for the $311,373 in unpaid invoices for those goods. This letter and the supporting documents were forwarded to Diversified Apparel. Diversified Apparel has examined the documents and informed us that we have no liability concerning these amounts. Therefore, we consider it remote that we will have to pay this amount and it is not recorded as a liability in the financial statements. In addition, in the above complaint, M.Y. claims that it sold and delivered goods to us and that we owe it $27,012.60 in unpaid invoices for those goods. We have examined the documents and we believe that it is probable that we will have to pay this amount. Therefore, we have included this claim at the stated amount as a liability in our financial statements.

On March 20, 2008, we received a summons and complaint on behalf of Copen Associates, Inc. (“Copen”). Copen claims that it sold and delivered certain goods to us on January 18, 2007 and November 1, 2007 as agreed upon and that we owe it $55,871 in unpaid invoices for those goods. We have examined the documents and we believe that it is probable that we will have to pay this amount. Therefore, we included this claim at the stated amount as a liability in our financial statements.

On June 3, 2008, Cygne received another summons and complaint on behalf of M.Y. M.Y. claims that it sold and delivered certain goods to Diversified Apparel and Cygne. In the complaint, M.Y. claims that Diversified Apparel and Cygne are responsible for the $35,478.86 in unpaid invoices for those goods. Cygne has examined the documents and believes that it is probable that it will have to pay this amount. Therefore, Cygne has included this claim at the stated amount as a liability in its financial statements.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed on our Form 10-K for the fiscal year ended January 31, 2008.

Item 5.	Other Information

Resignation of Chief Executive Officer; Appointment of President and Chief Executive Officer

On April 25, 2008, the Company appointed Samuel J. Furrow, Jr. as President and Chief Executive Officer of the Company and granted to Mr. Furrow a fully vested 10-year option to purchase 1 million shares of the Company’s common stock at a price of $0.30 per share. Mr. Furrow also joined the Company’s Board of Directors. Mr. Furrow does not have an employment agreement with the Company.

In connection with this appointment, the Company entered into a letter agreement with Bernard Manuel providing for (i) the termination of his employment agreement as President and Chief Executive Officer effective immediately; (ii) Mr. Manuels’ resignation as our President and Chief Executive Officer; (iii) his continuing to serve as a director and chairman of the Company’s Board of Directors until October 31, 2008 and thereafter until his resignation or removal; (iv) his remaining an employee of the Company through January 31, 2010 as an advisor for which he will receive a salary of $12,500 per month and health benefits; and (v) upon termination of his employment, severance in the amount of $1,200,000, payable in 12 equal quarterly installments of $100,000, which the first payment commencing on February 15, 2010.

Resignation and Appointment of Chief Financial Officer

Effective June 7, 2008, Roy E. Green resigned as Senior Vice President—Chief Financial Officer, Secretary and Treasurer of the Company. The Company appointed Nomaan Yousef as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, effective immediately, and granted to Mr. Yousef an option to purchase 250,000 shares of the Company’s stock at $0.43 per share, vesting over a period of twelve months.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

10.1	Letter Agreement dated April 25, 2008 by and between Bernard Manuel and Cygne Designs, Inc.* †

10.2	Cancellation of Standby Letter Agreement dated May 22, 2008 between Cygne Designs, Inc. and Comerica Bank

10.3	Letter Agreement dated May 22, 2008 by and between Roy E. Green and Cygne Designs, Inc. †

10.4	No Action Letter dated as of June 17, 2008 between Cygne Designs, Inc. and Comerica Bank

10.5	Subordinated Promissory Note dated May 15, 2008 between Cygne Designs, Inc. and Jose Kamel Nacif Borge

10.6	Non-Qualified Share Option Agreement dated April 25, 2008 between Cygne Designs, Inc. and Samuel J. Furrow, Jr.

31.1	Certificate of Principal Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Form 8-K filed on April 25, 2008
†	Management compensation agreement

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission.

b.	Reports on Form 8-K

Date	Item	Event
April 10, 2008	3.01	3.01: Announcement that Cygne received Nasdaq Staff Determination letters dated April 10, 2008 and April 15, 2008 from the Nasdaq Capital Stock Market indicating that the Company failed to comply with Marketplace Rule 4310(c)(13) requiring payment of certain fees and that Cygne’s securities were, therefore, subject to delisting from Nasdaq; Cygne paid the past due fees on April 16, 2008 and Nasdaq rescinded its delisting directive. Copy of press release.

April 25, 2008	1.01, 1.02, 5.02, 9.01	1.01: Cygne appointed Samuel J. Furrow, Jr. as President and Chief Executive Officer of the Company and granted to Mr. Furrow a fully vested 10-year option to purchase 1 million shares of the Company’s common stock at a price of $0.30 per share; Cygne entered into a letter agreement with Bernard Manuel providing for (i) his resignation and the termination of his employment agreement as President and Chief Executive Officer effective immediately; (ii) his continuing to serve as a director and chairman of the Company’s Board of Directors until October 31, 2008 and thereafter until his resignation or removal; (iii) his remaining an employee of the Company through January 31, 2010 as an advisor for which he will receive a salary of $12,500 per month and health benefits; and (iv) upon termination of his employment, severance in the amount of $1,200,000, payable in 12 equal quarterly installments of $100,000, which the first payment commencing on February 15, 2010. 1:02: Cygne terminated Mr. Manuel’s employment agreement as described above. 5.02: Cygne appointed Mr. Furrow as President and Chief Executive Officer of the Company; Mr. Manuel resigned and Cygne terminated his employment agreement as described above. 9.01: Cygne attached as exhibits a copy of the letter agreement with Mr. Manuel and the press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 19, 2008	By:	/s/ Samuel J. Furrow, Jr.
Samuel J. Furrow, Jr., President and Chief Executive Officer

June 19, 2008	By:	/s/ Nomaan Yousef
Nomaan Yousef, Chief Financial Officer, Treasurer and Secretary