Form 10-Q
period 2008-07-31
CYGNE DESIGNS INC
filed 2008-09-19
CIK 906782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                   to
Commission File Number 0-22102
 ______________________

CYGNE DESIGNS, INC.
(Exact name of Registrant as specified in its charter)
______________________

Delaware	04-2843286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 West 42 nd Street, New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(212) 997-7767
(Registrant’s telephone number, including area code)

No Change
(Former name, address, and former fiscal year, if changed since last report)
_______________________

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

Common Stock, $0.01 par value, 37,917,682 shares as of September 9, 2008.

Table of Contents

 Cygne Designs, Inc. and Subsidiaries

Cygne Designs, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31, 2008	January 31, 2008
	(Unaudited)
Assets
Current Assets:
Cash	$307	$128
Trade accounts receivable, net of reserve for allowances for customer chargebacks and trade discount of $1,097 and allowance for doubtful accounts of $94 at July 31, 2008 and $1,831 and $94 at January 31, 2008, respectively	7,904	9,921
Due from related parties	—	6,392
Inventories	1,680	2,849
Marketable securities	37	25
Other receivables and prepaid expenses	138	396
Total current assets	10,066	19,711
Property, plant and equipment, net	646	663
Goodwill	—	13,677
Other assets	157	207
Total assets	$10,869	$34,258

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term bank borrowings	$10,563	$9,794
Accounts payable	2,177	5,045
Accrued expenses	1,253	1,199
Income taxes payable	831	869
Total current liabilities	14,824	16,907
Subordinated convertible note payable	1,246	6,111
Note Payable	1,122	—
Severance due to former CEO	1,008	—
Total liabilities	18,200	23,018

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized: 37,917,682 shares issued and outstanding	379	379
Paid-in capital	196,042	194,209
Accumulated other comprehensive loss	(3)	(15)
Accumulated deficit	(203,749)	(183,333)
Total stockholders’ equity (deficit)	(7,331)	11,240
Total liabilities and stockholders’ equity(deficit)	$10,869	$34,258

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
	(Unaudited)		(Unaudited)

Net sales	$12,595	$33,189	$27,877	$54,052
Cost of goods sold (1)	12,129	25,371	26,864	42,061
Gross profit	466	7,818	1,013	11,991
Selling, general and administrative expenses (1)	2,467	4,202	6,610	7,802
Depreciation and amortization	30	511	65	1,019
Loss on impairment of goodwill	13,677	—	13,677	—
Income (loss) from operations before interest and income taxes	(15,708)	3,105	(19,339)	3,170
Interest expense including amortization of debt discount	892	947	1,109	1,904
Other (income) loss	3	—	(57)	—
Income (loss) from operations before income taxes	(16,603)	2,158	(20,391)	1,266
Provision for income taxes	13	577	25	1,057
Net income (loss	$(16,616)	$1,581	$(20,416)	$209
Net income (loss) per share-basic and diluted	$(0.44)	$0.06	$(0.54)	$0.01
Weighted average common shares outstanding:
Basic	38,014	26,463	37,996	26,463
Diluted	38,014	26,463	37,996	26,463

(1)	Related Parties amounts included in the following line items:

	Three Months Ended		Six Months Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
	(Unaudited)		(Unaudited)

Cost of goods sold	$—	$24,709	$370	$40,247
Selling, general and administrative expenses	$—	$1,369	$119	$2,238

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity
(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance at January 31, 2008	37,918	$379	$194,209	$(15)	$(183,333)	$11,240
Net loss for the six months ended July 31, 2008	—	—	—	—	(20,416)	(20,416)
Unrealized gain on marketable securities	—	—	—	12	—	12
Comprehensive loss for the six months ended July 31, 2007						(20,404)
Gain on extinguishment of related party debt			1,156			1,156
Stock based compensation	—	—	273	—	—	273
Grant of restricted stock units	—	—	30	—	—	30
Contribution attributable to settlement of losses relating to sourcing problems with a related party	—	—	374	—	—	374
Balance at July 31, 2008	37,918	$379	$196,042	$(3)	$(203,749)	$(7,331)

See accompanying notes.

 Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended
	July 31, 2008	July 31, 2007
	(Unaudited)
Operating activities
Net income (loss)	$(20,416)	$209
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax provision	—	868
Depreciation and amortization of property, plant and equipment	65	75
Loss on disposal of fixed assets	20	—
Loss on Mexican inventory	298	—
Amortization of intangible assets	—	944
Loss on impairment of goodwill	13,677
Amortization of debt discount	717	1,430
Amortization of deferred financing costs	50	—
Allowance for customer chargebacks and trade discounts	734	674
Non-cash stock compensation	273	73
Issuance of restricted stock units	30	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,283	(1,847)
Due from factor	—	(5,116)
Inventories	871	(4,415)
Other receivables, prepaid expenses and other assets	257	(429)
Deposits – long term	—	12
Accounts payable	(1,746)	(738)
Accrued expenses	53	(48)
Severance due to former CEO	1,008	—
Income taxes payable	(38)	(42)
Due to due from related parties	2,342	5,009
Net cash used in operating activities	(522)	(3,341)

Investing activities
Purchase of property, plant and equipment	(68)	(63)
Net cash used in investing activities	(68)	(63)

Financing activities
Deposits for Common Stock to be issued	—	2,089
Proceeds from short-term bank borrowings	30,204	—
Advances from factor		30,025
Repayment of short-term bank borrowings	(29,435)	—
Repayment of advances to factor	—	(27,891)
Net cash provided by financing activities	769	4,223

Net increase in cash	179	819
Cash at beginning of period	128	1,709
Cash at end of period	$307	$2,528

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)
(In thousands)

	For the Six Months Ended:
	July 31, 2008	July 31, 2007
	(Unaudited)
Supplemental Disclosures of Cash Flow Information
Income taxes paid	$63	$231
Interest paid	343	474

Non-Cash Transactions
Unrealized gain (loss) on marketable securities	12	(18)
Note payable offset against the due from related party	5,582	0
Gain on extinguishment of debt with related party included in additional paid-in capital	1,156	0
Accounts payable converted to long-term note payable	$1,122	$0

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
July 31, 2008

1.  Business and Summary of Significant Accounting Policies

Business and Going Concern

Cygne Designs, Inc. (“Cygne”), together with its subsidiaries (collectively the “Company”), founded in 1975, is a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, casual and career apparel with sales to retailers located in the United States.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. However, the Company had losses of $16,616,000 and $20,416,000 for the three and six months ended July 31, 2008, respectively.

The Company’s Supply Agreement with its main supplier, Diversified Apparel Resources, LLC, which guaranteed the Company certain gross margins, was terminated in the first quarter of fiscal year 2008.  Since then the Company has been sourcing its products to other suppliers, but has been unable to secure reasonable gross margins from any suppliers and therefore has been unable to purchase inventory at prices which would allow the Company to generate profits.  As a result of this, as well as cash flow issues and late deliveries, the Company has also lost all of its customers (other than customers who may purchase the Company’s existing inventory as discussed below) and is not taking in new orders or acquiring new business. Consequently, the Company currently has no cash flow to operate its business, has not developed any new apparel lines, ceased purchasing new inventories and cut its workforce by approximately 80-90% (approximately 35 personnel).  The Company currently does not have sufficient capital resources to pay past accrued liabilities and anticipates that its cash flow will not be sufficient to satisfy its cash requirements for the near future.

Additionally, the Company is in violation of certain financial covenants under its credit facility with its lender.  The Company has been attempting to collect its outstanding accounts receivable and sell existing inventory to generate additional cash to satisfy its bank debt; however, the Company has no firm commitments from customers to purchase the inventory.  The Company’s lender has agreed to provide sufficient financing to allow the Company to clear and ship the inventory; however, the lender has not agreed to provide any additional financing to the Company beyond such expenses to allow the Company to operate.  There is no guarantee that the lender will continue to provide such financing and the Company has no other financing in place at this time. The Company currently is not aware of any action taken by the lender against the Company to exercise its rights and remedies in connection with the Company’s covenant violations under the credit facility; however, it does not mean that the lender will not take any such action against the Company in the future. The amount owed to the lender as of July 31, 2008 is $10,563,000.

The Company’s ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to address the circumstances that impact its ability to remain a going concern through pursuing financing mechanisms such as additional equity, debt financing, or a combination thereof. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company's financial performance, results of operations and stock price and require the Company to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of the Company's common stock, and debt financing, if available, may involve restrictive covenants and may require the Company to relinquish valuable rights.  The Company also currently is not developing any new apparel product lines and may have difficulty securing customer and/or supplier relationships for product in the future or creating a substantial market for its future products or may incur significant unanticipated expenses, the occurrence any one of which could prevent the Company from pursuing its business plan, expanding its business operations and ultimately achieving a profitable level of operation.  If the Company is unable to obtain financing in the amounts and on the terms acceptable to it, or successfully integrate a new operational plan, the Company may not continue as a going concern and will be forced to cease operations or discontinue its business.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Cygne Designs, Inc. Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which management considers

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
July 31, 2008

1.  Significant Accounting Policies (continued)

necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2009. The balance sheet at January 31, 2008 has been derived from the audited financial statements at that date which were included in Cygne’s Annual Report on Form 10-K for the year ended January 31, 2008.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash, marketable securities, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities. The fair value of amounts due to/due from related parties is not known based on the related party nature of these amounts.  The carrying amount of the Company’s borrowings under the line of credit and long-term debt approximates fair value because the interest rate on the instruments fluctuate with market interest rates or represents borrowing rates available with similar terms.  The face value and description of the Convertible Note is disclosed in Note 7.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
July 31, 2008

1.  Significant Accounting Policies (continued)

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets consist of property, plant and equipment and intangible assets including goodwill. Intangible assets are comprised of trademarks, costs to create product lines, and customer relationships. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” the Company assesses the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

●	Significant underperformance relative to historical or projected future operating results;

●	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

●	Significant negative industry or economic trends.

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

When the Company determines that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures goodwill impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.  Based on the Company’s annual assessment at January 31, 2008, an  impairment of identifiable intangibles and goodwill of $61,850,000was recorded on the Consolidated Statement of Operations, of which charges of $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the value of all of the remaining identifiable intangible assets.  Consequently, the ending carrying balance of the goodwill at January 31, 2008 was $13,677,000.  Based on the Company’s review of its business at July 31, 2008, because of the loss of all of its customers (other than those who may purchase the Company’s existing inventory) and because the Company does not anticipate generating new business from them, the Company recorded an impairment loss of goodwill of $13,677,000 for the three months ended July 31, 2008, resulting in no remaining value for goodwill. See Note 2.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes allowances for customer chargebacks, trade discounts and allowances for doubtful accounts. Such reserves amounted to $1,191,000 and $1,925,000 at July 31, 2008 and January 31, 2008, respectively.

 Cost of Goods Sold

Cost of goods sold includes costs of finished products purchased from Diversified Apparel Resources, LLC (“Diversified Apparel”) and costs of imports from the Company’s other vendors. Manufacturing costs of products manufactured in the Company’s Guatemala facility are comprised of raw materials, raw material special treatments, custom duties, freight, direct labor and manufacturing overhead. For the three and six months ended July 31, 2008, Cygne recorded inventory loss of approximately zero and $298,000, respectively, in connection with a problem with sourcing goods from a related party in Mexico.
and six months ended July 31, 2008, Cygne recorded inventory loss of approximately zero and $298,000, respectively, in connection with a problem with sourcing goods from a related party in Mexico.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
July 31, 2008

1.  Significant Accounting Policies (continued)

Selling, General and Administrative Expenses

Selling general and administrative expenses (“SG&A”) include expenses related to compensation, selling commissions, travel and entertainment, samples, rent, office expenses, professional fees, insurance, distribution expenses, restrictive covenant fees, earn-out fees, factor fees, director fees and other public company expenses.  The Company’s restrictive covenant fees, earn-out fees and distribution expenses during the three months and six months ended July 31, 2008 and 2007 were incurred under either the Restrictive Covenant Agreement or the Distribution Agreement with Diversified Apparel as described in Note 10 to Notes to Consolidated Financial Statements.

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred and included in the category of SG&A. Product design, advertising and sales promotion costs included in SG&A in the accompanying statements of operations amounted to approximately $80,000  and $261,000 for the three and six months ended July 31, 2008, respectively, and  $505,000 and $937,000 for the three and six months ended July 31, 2007, respectively.

Interest Expense

For the three and six months ended July 31, 2008, interest expense is comprised of interest on the revolving credit facility, amortization of debt acquisition costs and amortization of the discount on the Convertible Note (See Note 7 for discussion of Convertible Note). For the three and six months ended July 31, 2007, interest expense is comprised of interest on advances from factor and amortization of the discount on the secured subordinated promissory note issued in connection with the acquisition of the Acquired Business (the “Note”).

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) “Earnings Per Share”. Basic income (loss) per share is calculated by dividing the net income (loss) calculated by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding.  Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding.  As the Company had a net income (loss) for the three and six months ended July 31, 2008, stock options, warrants and stock issuable upon conversion of the note payable for 6,818,030   shares at July 31, 2008.are not considered in the calculation of diluted net loss per share due to their anti-dilutive effect.

Other Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gain on marketable securities.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
July 31, 2008

1.  Significant Accounting Policies (continued)

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

Deferred Financing Cost

The Company incurred costs of approximately $201,000 for professional services rendered in connection with its revolving credit facility entered into in August 2007. This cost is being amortized on a straight-line basis over twenty-four months, the life of the credit facility.  For the three and six months ended July 31, 2008, amortization expense was approximately $25,000 and $50,000, respectively.

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
July 31, 2008

2.  Acquisitions

Acquisition of the Private Label Division from Innovo Group, Inc. (“Innovo Acquisition”)

On May 12, 2006, Cygne, Innovo Group Inc. (now known as Joe’s Jeans, Inc.) (“Innovo”), and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo, closed the transaction contemplated by an Asset Purchase Agreement entered into on March 31, 2006, whereby Innovo sold Cygne certain assets related to its private label apparel division. In connection with the Innovo Acquisition, the Company assumed the obligations under an earn-out agreement with Paul and Hubert Guez for sales to American Eagle Outfitters (“AEO”). The Company pays to each of Paul Guez and Hubert Guez 1.25% of sales to AEO. The Company did not record any expense for the three and six months ended July 31, 2008, but recorded an expense of $339,000 for the three months ended July 31, 2007 and $541,000 for the six months ended July 31, 2007. The Company ceased doing business with AEO in December 2007. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations. There were no cash payments made under this agreement to Paul Guez or Hubert Guez during the first half of 2008 or the first half of 2007.

Acquisition of the Denim Apparel Business from Diversified Apparel

On July 31, 2005, the Company purchased the denim apparel business (the “Acquired Business”) from Diversified Apparel Resources, LLC.

Goodwill and Intangible Assets Summary for both the Innovo Acquisition and the Acquired Business

In connection with the Innovo Acquisition and the acquisition of the Acquired Business, the Company recorded total goodwill of $72,877,000. In connection with such  acquisitions, the Company also identified intangible assets, which included customer relationships, trademarks and product lines, of $4,550,000.  At January 31, 2008, Cygne conducted its annual impairment assessment of the value of the goodwill and identified intangible assets that were recorded in connection with its acquisitions based on a discounted cash flow model of projected earnings. To aid Cygne, the Company retained an independent party to perform the valuation. Negative trends in sales and gross margins resulted in lower projected future earnings. The negative sales trends were the result of market conditions, the loss of two customers in 2007 which accounted for 49% of the Company’s 2007 sales and a substantial decrease in demand for its branded jeans and its non-denim private label products. The negative trends in gross margins resulted from both the loss of guaranteed gross margins under the Supply Agreement and lower gross margins from imports from other suppliers. At January 31, 2008, charges of approximately $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the remaining identifiable intangible assets net of accumulated amortization. Consequently, the carrying balance of goodwill at January 31, 2008 was $13,677,000. Based on the Company’s review of its business at July 31, 2008, because of the loss of all of its customers (other than those who may purchase the Company’s existing inventory) and because the Company does not anticipate generating new business from them, the Company recorded an impairment loss of goodwill of $13,677,000 for the three months ended July 31, 2008, resulting in no remaining value for goodwill, as summarized below.

			Acquired Business
	Goodwill	Innovo Customer Relationships	Trademarks	Product Lines	Total

Carrying value at January 30, 2008	$72,877,000	$1,547,000	$949,000	$154,000	$75,527,000
Impairment loss	59,200,000	1,547,000	949,000	154,000	59,200,000

Ending balance at January 31, 2008	13,677,000	0	0	0	13,677,000
Impairment loss	13,677,000	0	0	0	13,677,000
Ending balance at July 31, 2008	$0	$0	$0	$0	$0

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
July 31, 2008

3.  Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price, which is a level 1 input, as established by the fair value hierarchy under SFAS No. 157. The related unrealized holding gains and losses are excluded from operations and recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets. At July 31, 2008 and January 31, 2008, the gross gain (loss) was approximately $12,000 and ($15,000), respectively. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in other expense.

The following table summarizes the marketable securities as of July 31, 2008 and January 31, 2008:

	Beginning Fair Value Cost	Gross Unrealized Gain/(Loss)	Gross Recorded Gain/(Loss)	Estimated Fair Value

Marketable securities, January 31, 2008	$65,000	$(40,000)	—	$25,000
Marketable securities, July 31, 2008	$25,000	$12,000	—	$37,000

 4.  Credit Facilities

Secured Revolving Credit Facility

On August 3, 2007, Cygne entered into a $15 million secured revolving credit facility with Comerica Bank (“credit facility”). The credit facility, which replaced Cygne’s expired Factoring Agreement with Milberg Factors, Inc., provides Cygne with a $15 million working capital line of credit. Cygne can borrow up to 80% of eligible receivables with a cap of $15 million. The credit facility terminates on August 31, 2009, although Cygne can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit facility. Borrowings bear interest at prime plus 0.25%. Prime rate at July 31, 2008 was 5.00%. The short-term borrowings under this facility were $10,563,000 at July 31, 2008. As security for Cygne’s obligations under the credit facility, Cygne granted to Comerica Bank a continuing security interest in substantially all of its assets. The Convertible Note is subordinated to borrowings from Comerica Bank. (See Note 7 for discussion of Convertible Note.)

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

On May 5, 2008, Cygne and Comerica Bank amended the credit facility to allow Cygne to borrow from Comerica Bank 70% of eligible finished goods inventory located at its warehouses with maximum borrowings of $1.25 million plus 80% of eligible in-transit inventory with maximum borrowings of $1.5 million for the period May 5, 2008 through June 30, 2008. Effective July 1, 2008, the credit facility reverted back to the prior terms allowing us to borrow 50% of eligible finished goods inventory located at our warehouses with maximum borrowings of $1.25 million plus 50% of eligible in-transit inventory with maximum borrowings of $1.5 million. The amendment also allows Cygne to borrow from Comerica Bank 30% of all letters of credit issued in the Company’s favor with maximum borrowings of $750,000 for the period May 5, 2008 through June 30, 2008.

As of July 31, 2008, the Company was in default with the working capital, net worth, EBITDA and debt to net equity ratio requirements. The Company currently is not aware of any action taken by the lender against the Company to exercise its rights and remedies in connection with the Company’s covenant violations under the credit facility; however, it does not mean that the lender will not take any such action against the Company in the future. The amount owed to the lender as of September 12, 2008 is $4,070,000.   The Company has been attempting to collect its outstanding accounts receivable and sell existing inventory to generate additional cash to satisfy its bank debt; however, the Company has no firm commitments from customers to purchase the inventory.  To date, Comerica Bank has agreed to provide sufficient financing to allow the Company to clear and ship the inventory; however, the lender has not agreed to provide any additional financing to the Company beyond such expenses to allow the Company to operate.  There is no guarantee that the lender will continue to provide such financing and the Company has no other financing in place at this time.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
July 31, 2008

5.  Inventories

Inventories consist of the following:

	(In thousands)
	July 31, 2008	January 31, 2008

Raw materials and work-in-process	$—	$519
Finished goods	1,680	2,330
Total	$1,680	$2,849

 6.  Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	(In thousands)
	July 31, 2008	January 31, 2008	Estimated Useful Lives

Land in Guatemala	$258	$258
Building and building improvements in Guatemala	117	117	At salvage value
Leasehold improvements	340	336	life of lease
Equipment, furniture, and fixtures	247	230	3-7 years
	962	941
Less accumulated depreciation and amortization	316	278
	$646	$663

Depreciation and amortization expense for property, plant and equipment was approximately $30,000 and $65,000 for the three and six months ended July 31, 2008, respectively, and $39,000 and $75,000 for the three and six months ended July 31, 2007, respectively.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
July 31, 2008
7.  Note Payable (continued)

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was waived. The waiver was recorded as a reduction of interest expense in the year ended January 31, 2007.  Mr. Kraif also waived the interest payment due from February 1, 2007 through August 9, 2007, which was recorded as a reduction of interest expense for the year ended January 31, 2008.  For the three and six months ended July 31, 2007, payment of interest of $434,000 was waived and recorded as a reduction of interest expense for the period. As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivable.

The Convertible Note bears interest at the annual rate of 4.7%. Twenty-four (24) quarterly principal payments of $625,000 were payable on the Convertible Note beginning April 30, 2008 and ending on the maturity date of January 31, 2014. Interest is due quarterly on the principal balance outstanding prior to the quarterly principal payment. Any principal outstanding on the Convertible Note will be convertible at the conversion price of $3.50 a share. The Company, at its option, may prepay the principal balance outstanding at any time with payment discount rates ranging from 24.19% if prepayment occurred before January 31, 2008 declining to 3.43% if payment occurs between February 1, 2013 and January 31, 2014. The Convertible Note is subordinated to borrowings from Comerica Bank.  In the event of default on the borrowings from Comerica Bank, Mr. Kraif has the right to accelerate principal and interest payments on the Convertible Note. At July 31, 2008, Mr. Kraif agreed not to accelerate payment of interest or principal in the event of default.

As of January 31, 2008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due January 31, 2009, April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, April 30, 2010, July, 31, 2010, October 31, 2010, January 31, 2011, and April 30, 2011, totaling $6,250,000.  As of January 31, 2008, Diversified Apparel agreed to accept $4,738,125 in exchange for prepayment of these ten payments, which was offset against the related party receivable.  Cygne recorded the $1,512,000 prepayment gain on its Consolidated Statement of Stockholders’ Equity as a contribution to capital since the prepayment was to a related party. In addition, Mr. Serge Kraif waived all the accrued but unpaid interest for the period of August 9, 2007 through January 31, 2008 of approximately $316,000, waived all the accrued but unpaid interest for the period February 1, 2008 through July 31, 2008 of approximately $158,000. These waivers were recorded as a reduction of interest expense in the respective periods.

As of July 31, 2008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due July 31, 2011, October 31, 2011, January 31, 2012, April 30, 2012, July 31, 2012, October 31, 2012, January  31, 2013, April 30, 2013, totaling $5,000,000, and the $582,400 principal payment due on  July 31, 2013,  totaling $5,582,400. As of July 31, 2008, Diversified Apparel agreed to accept approximately $4,425,000 in exchange for prepayment of these nine principal payments, which was offset against the related party receivable. Cygne recorded the $1,156,000 prepayment gain on its Consolidated Statement of Stockholders’ Equity as a contribution to capital since the pre-payment was to a related party. The remaining principal balance of $1,293,000 on the Convertible Note matures on January 31, 2014 with all payments due in the year ended January 31, 2014.

All shares of our common stock issued pursuant to the Conversion Agreement, upon conversion of the Convertible Note or upon exercise of the Warrant were registered for resale under the Securities Act.

Debt Discount

Based on a third party valuation, the Company determined the fair value of the $15,000,000 Convertible Note. As a result, the Company recorded a debt discount of $3,620,000 to reduce the carrying value of the $15,000,000 Convertible Note to its face value of $11,380,000. The discount will be amortized to interest expense over 6.5 years.  The debt amortization for the three and six months ended July 31, 2008 was $31,000 and $62,000, respectively and the amortization caused by the partial prepayment of the convertible note was approximately $656,000.

Debt discount to be recorded over the remaining life of the Convertible Note is as follows:

Year Ended January 31:	($ in thousands)

2009 remainder	$5
2010	5
2011	5
2012	5
Thereafter	27
$47

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
July 31, 2008

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

Restricted Stock Units

On April 30, 2008 and July 31, 2008, pursuant to the Directors’ Restricted Stock Option Plan, compensation amount of $5,000 was credited to each member of the Board of Directors who is not an employee; however, such amount has not been paid in cash.  For the three and six months ended July 31, 2008, restricted stock units expense was $15,000 and $30,000, respectively.

9.  Concentrations of Risk

For the three months ended July 31, 2008, sales to JC Penney and, Kohl’s, accounted for 56.8% and 29.3%, respectively, of Cygne’s net sales. For the three months ended July 31, 2007, sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 22.9%, 12.9%, 40.9% and 14.4%, respectively, of Cygne’s net sales.  For the six months ended July 31, 2008 sales to JC Penney and Kohl’s accounted for approximately 43.1% and, 30.0%, respectively, of Cygne’s net sales. For the six months ended July 31, 2007, sales to JC Penney, Kohl’s, AEO and Target accounted for approximately19.4%, 12.8%, 40.1% and 16.2%, respectively, of Cygne’s net sales.  The Company no longer has any customers other than those who may purchase the Company’s existing inventory.  See Note 1, “Business and Going Concern.”

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries). The occurrence of certain of these factors in Guatemala, where Cygne owned a manufacturing facility, resulted in additional impairment or loss of the Company’s investment located in this country. The Guatemalan manufacturing facility was closed in November 2007 and Cygne is seeking a buyer for the building. Cygne cannot assure you that it will be able to realize the salvage value recorded. The Company is currently working to negotiate outstanding liabilities incurred in connection with prior operations.

10.  Related Party Transactions

In connection with the acquisition of the Acquired business, Cygne entered into agreements at July 31, 2005, as subsequently amended, with companies controlled by Hubert Guez.

The Supply Agreement: Prior to July 31, 2007, AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Hubert Guez, manufactured on a non-exclusive basis branded and private label denim apparel for Cygne in Mexico at specified gross margins to Cygne. Pursuant to the Supply Agreement, AZT shipped its manufactured apparel to the United States and invoiced Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel invoiced Cygne for the apparel when it was shipped to Cygne customers. At the end of each month, Diversified Apparel invoiced Cygne for the apparel it had on hand that Cygne estimated that it would ship to its customers in the subsequent month. Cygne renewed the Supply Agreement for one year until July 31, 2008. Cygne ceased sourcing products from AZT on December 18, 2007. The Supply Agreement specified that the guarantee of Cygne’s gross margins for products manufactured by AZT for Target and AEO expired on January 31, 2008. Cygne ceased doing business with AZT in December 2007.  Cygne and AZT terminated the agreement in the first quarter of 2008.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
July 31, 2008

10. Related Party Transactions (continued)

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

Under the Supply Agreement, Cygne was obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requests such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. At both July 31, 2008 and 2007, outstanding advances to Diversified Apparel were zero and $3,148,000, respectively.

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

Cygne negotiated an agreement with the creditor company whereby the creditor company would continue to ship to Cygne the second customer’s garments with sales estimated at $2,600,000 and would invoice Cygne their costs for the garments shipped. Cygne, in turn, invoiced their customer for these garments. Cygne agreed to pay the creditor company thirty days after shipment of garments. On May 15, 2008, Cygne and the creditor company agreed that payment of $1,122,229, the amount Cygne owed the creditor company, would be made in November 2009.  The interest rate is 3.0% per annum.

Diversified Apparel agreed to reimburse Cygne for the cost of the lost fabric and the normal gross profit lost on the sales to AEO and Cygne’s second customer. For the three and six months ended July 31, 2008, the cost of the fabric of zero and $298,000, respectively, which is included in the Company’s cost of goods sold, and the lost gross profit of zero and $76,000, respectively, are shown on the financial statements as an increase to Due from Related Parties and an increase to paid-in capital of $374,000.   In addition, Cygne charged Diversified Apparel $73,000 for finished garments paid for by Cygne but not delivered by Diversified Apparel. Also, Cygne recorded an additional advance to Diversified Apparel in the amount of $132,000 in the related party account.

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

On July 31, 2007, Cygne purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce, California which was not included in the contractual month-end inventory purchases. Cygne is invoiced by Diversified Apparel for all finished garment inventory on the date that the finished garments are delivered to the warehouse. Effective December 5, 2007, Cygne notified Diversified Apparel that all of its purchase orders to Diversified Apparel for other vendors would be cancelled and replaced by Cygne purchase orders made directly with the other vendors.

Under the Distribution Agreement, prior to December 5, 2007, Cygne was obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases.

Restrictive Covenant Agreement: Cygne and Hubert Guez entered into a restrictive covenant agreement whereby Cygne pays Hubert Guez one percent (1%) of net sales, not including sales of denim apparel resulting from subsequent business acquisitions. The Company recorded an expense of $119,000 and $238,000 for the three and six months ended July 31, 2008, respectively, and $142,000 and $224,000 for the three and six months ended July 31, 2007, respectively. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations. There were no cash payments made under this agreement during the three months ended July 31, 2008 or 2007.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
July 31, 2008

10. Related Party Transactions (continued)

First Finish Inc., an affiliate of Hubert Guez up to June 30, 2007, operates a fabric finishing testing and development facility in California. The Company used this facility to develop and test all of its fabric finishing. The cost for services rendered to Cygne by First Finish Inc. was zero for both the three and six months ended July 31, 2008, compared to $11,000 and $46,000, respectively, during the three and six months ended July 31, 2007. Payments to reduce prior amounts due to First Finish, Inc. were $35,000 and $92,000 in the three and six months ended July 31, 2007, respectively.

In connection with the Innovo Acquisition, Cygne assumed the obligations under an earn-out agreement with Paul and Hubert Guez for sales to AEO. The Company pays to each of Paul Guez and Hubert Guez 1.25% of sales to AEO. The Company recorded an expense of zero and $339,000 for the three months ended July 31, 2008 and 2007, respectively, and zero and $541,000 for the six months ended July 31, 2008 and July 31, 2007,  respectively. Cygne ceased doing business with AEO in December 2007. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations.

Each of the foregoing transactions was approved by the Company’s Audit Committee, which determined that the terms of such transactions were no less favorable to the Company than reasonably could have been obtained in arm’s length transactions with independent third parties. Due to (due from) Related Parties with the right of offset is comprised of the following amounts:

	(In thousands)
	July 31, 2008	January 31, 2008

Due from Related Party with the right of offset – opening balance	$(6,392)	$—
Due from Diversified Apparel under the Supply Agreement	(94)	(18,004)
Due from Diversified Apparel – settlement of sourcing problem from related party in Mexico	(374)	(3,234)
Due from Diversified Apparel – finished goods not delivered	(73)	—
Due to Diversified Apparel—assumption of liability under Innovo Acquisition Agreement	—	2,500
Due from Diversified Apparel – additional advances	(132)	—
Due to Diversified Apparel – payment received	2,500	—
Due to Mr. Hubert Guez—restricted covenant	238	980
Due to Mr. Hubert Guez—earn-out agreement	—	780
Due to Mr. Paul Guez—earn-out agreement	—	450
Vacation accrual for 19 employees transferred from Diversified Apparel to Cygne on February 1, 2008	(204)	—
Due to Diversified Apparel—assumption of Secured Promissory Note Payable	—	1,500
Due to Diversified Apparel—assumption of vendor liabilities	100	2,477
Due to Diversified Apparel—assumption of Convertible Note Payable	4,425	6,159
All other due from a Related Party	6	—
Due from Related Parties with the right of offset	$0	$(6,392)

 The categories of related party charges are (in thousands):

Statement Placement See below		Three Months Ended		Six Months Ended
		July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007

1	Supply Agreement (net of inventory shown in Item 4	$—	$14,011	$370	$26,579
1	Distribution Agreement relating to purchase of imported products, net of inventory shown in Item 4	—	10,698	—	13,668
2	Distribution Agreement relating to distribution expense	—	769	—	1,265
2	Distribution Agreement relating to packing material expense	—	108	—	162
2	Restrictive Covenant Agreement	119	142	238	224
2	First Finish, Inc	—	11	—	46
2	Earn-out under Innovo Acquisition Agreement	—	339	—	541
		$119	$26,078	$608	$42,485

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
July 31, 2008

10. Related Party Transactions (continued)

The categories identified above are shown in the financial statement under the following captions:

Statement Placement

1	Cost of goods sold
2	Selling, general and administrative expenses

As of July 31, 2008 and January 31, 2008, the Company had no outstanding short-term purchase order commitments to Diversified Apparel, a related party.

Severance Due to Former CEO

On April 25, 2008, the Company entered into a letter agreement with Bernard Manuel, its former Chief Executive Officer providing that, among other things, (i) he will remain an employee of the Company through January 31, 2010 as an advisor for which he will receive a salary of $12,500 per month and health benefits; and (ii) upon termination of his employment, he will receive severance in the amount of $1,200,000, payable in 12 equal quarterly installments of $100,000, with the first payment commencing on February 15, 2010.  The present value of this severance payable is shown on the Consolidated Balance Sheet as severance due to former CEO.

11. Litigation

The Company is involved in various legal proceedings that are incidental to the conduct of its business, which the Company believes could reasonably be expected to have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows. Given the current state of the Company’s business operations, the Company anticipates that it will be involved in additional legal proceedings for collection of outstanding liabilities. See Note 1, “Business and Going Concern”.

On March 21, 2008, Cygne received a letter from Weltman, Weinberg & Reis Co., LPA informing Cygne that they had been retained by China Export & Credit Corporation a/k/a Sinosure (“Sinosure”) to investigate a collection claim by Evolve International Trading (Shanghai) Co. Ltd. (“Evolve”). Evolve claims that it shipped certain goods to Cygne and that Cygne owes it $1,519,822 in unpaid invoices for those goods. This letter and the supporting documents were forwarded to Hubert Guez and Diversified Apparel. Diversified Apparel has examined the documents and informed Cygne that it has no liability concerning these amounts. Therefore, Cygne considers it remote that it will have to pay this amount and it is not a liability.

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

On March 20, 2008, Cygne received a summons and complaint on behalf of Copen Associates, Inc. (“Copen”). Copen claims that it sold and delivered certain goods to Cygne on January 18, 2007 and November 1, 2007 as agreed upon and that Cygne owes it $55,871 in unpaid invoices for those goods. Cygne entered into a settlement agreement with Copen, agreeing to pay the full amount in exchange for dismissal of the matter with prejudice, which Copen filed on August 20, 2008. Therefore, Cygne has included this claim at the stated amount as a liability in its financial statements.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
July 31, 2008

11. Litigation (continued)

On July 29, 2008, Jean Genie Studio, Inc. filed a small claims action against Cygne in Los Angeles Superior Court claiming that the Company owes it $2,730 in unpaid invoices for services rendered. Cygne has examined the documents and believes that it is probable that it will have to pay this amount. Therefore, Cygne has included this claim at the stated amount as a liability in its financial statements.

On July 31, 2008, 215 West 40th Street, LLC filed an action against Cygne in the Civil Court of the City of New York, County of New York, seeking a judgment of eviction and collection of $26,349 in unpaid  rent.  Cygne has examined the documents and believes that it is probable that it will have to pay this amount. Therefore, Cygne has included this claim at the stated amount as a liability in its financial statements.

12. Income Taxes

The provision for income taxes for the three months ended July 31, 2008 and 2007 was $13,000 and $577,000, respectively, and $25,000 and $1,057,000 for the six months ended July 31, 2008 and 2007, respectively. The provision for 2008 was comprised of $13,000 of United States and State and local income taxes. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and the impact of goodwill being deductible for income tax purposes, but not amortized for financial reporting purposes.

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

On March 11, 2008, the IRS informed the Company that it would commence an audit of Cygne’s federal tax return for the tax period January 31, 2007, which is currently in progress. The Company is not currently undergoing any other United States tax examinations.

The Guatemalan tax authorities are examining the tax returns for the years 1998 through 2000 of the dormant subsidiary referenced above that had been granted a tax holiday, but was assessed an income tax under a different Guatemala statute. The Company protested this tax and did not pay the tax.  However, the Company has established a reserve for this contingent liability in the amount of $470,000 and has included this reserve on the balance sheet under Income Taxes Payable as of July 31, 2008 and January 31, 2008 .

13. Resignation and Appointment of Chief Financial Officer

Effective June 7, 2008, Roy E. Green resigned as Senior Vice President - Chief Financial Officer, Secretary and Treasurer of the Company. The Company appointed Mian Nomaan Yousef as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, effective immediately, and granted to Mr. Yousef an option to purchase 250,000 shares of the Company’s stock at $0.43 per share, vesting over a period of twelve months.  As of September 19, 2008, the option grant agreement has not been finalized.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
July 31, 2008

14. Subsequent Events

Delisting from NASDAQ SmallCap Market

The Company received a NASDAQ Staff Deficiency Letter on July 16, 2008.  NASDAQ had previously notified the Company on January 14, 2008 that it had failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) for the previous 30 consecutive days.  Pursuant to NASDAQ Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days to regain compliance. The Company did not regain compliance within the prescribed period and was not eligible for an additional 180-day compliance period. Accordingly, the Company’s stock was suspended on July 25, 2008 and has not traded on NASDAQ since that time.  On August 7, 2008,  NASDAQ filed a Form 25 removing the Company’s securities from listing and registration on The NASDAQ stock market, which became effective on August 17, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and other  documents we file with the SEC contain  forward looking statements that are based on current expectations,  estimates, forecasts and projections about us, our future performance,  our business or others on our behalf, our beliefs and our management's  assumptions.  These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.  We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations below.  We  have  based  our forward  looking statements on our management's  beliefs and  assumptions  based on  information  available  to our management  at the time the  statements  are made.  We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements.  Reference is made in particular to forward looking statements regarding projections or estimates concerning our business, including  demand  for our  products  and  services,  mix of  revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and  operating  results,  cost  savings,  product  development  efforts, general  outlook  of  our  business  and  industry,   international  businesses, competitive  position,  adequate  liquidity to fund our  operations and meet our other cash requirements.

Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's view only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequence events or circumstances. Readers are also encouraged to review our publicly available filings with the Securities and Exchange Commission.

Overview

The following management's discussion and analysis is intended to assist the reader in understanding our consolidated financial statements.  This management's discussion and analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes.  This Item 2 should be read in conjunction with the disclosure in “Business and Going Concern” under Note 1 of Item 1 above.

We design and manufacture private label garments for retailers through third party manufacturers. We had losses of $16,616,000 and $20,416,000 for the three and six months ended July 31, 2008, respectively.  This is primarily because our Supply Agreement with our main supplier, Diversified Apparel Resources, LLC, which guaranteed us certain gross margins, was terminated in the first quarter of fiscal year 2008.  Since then we have been sourcing our products to other suppliers, but have been unable to secure reasonable gross margins from any suppliers and therefore have been unable to purchase inventory at prices which would allow us to generate profits.  We currently are not taking in new orders or acquiring new business. Consequently, we currently have no cash flow to operate our business, have not developed any new apparel lines, ceased purchasing new inventories and cut our workforce by approximately 80-90% (approximately 35 personnel).  We currently do not have sufficient capital resources to pay past accrued liabilities and anticipate that our cash flow will not be sufficient to satisfy our cash requirements for the near future.  Although historically we had long-established relationships with our key customers, JC Penney and Kohl’s, we have lost all of our customers (other than those who may purchase our existing inventory) due to our inability to secure reasonable gross margins from suppliers to allow us to generate profit, cash flow issues and late deliveries, and do not anticipate generating any new business from them at this time.

Additionally, we are in violation of certain financial covenants under our credit facility with our lender.  We have been attempting to collect our outstanding accounts receivable and selling existing inventory to generate additional cash to satisfy our bank debt; however, we have no firm commitments from customers to purchase the inventory.  While our lender has agreed to provide sufficient financing to allow us to clear and ship the inventory, the lender has not agreed to provide any additional financing beyond such expenses for us to operate and we have no other financing in place at this time. We currently are not aware of any action taken by the lender against us to exercise its rights and remedies in connection with our covenant violations under the credit facility; however, it does not mean that the lender will not take any such action against us in the future. The amount owed to the lender as of July 31, 2008 and September 12, 2008 is $10,563,000 and $4,070,000, respectively.

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due and upon profitable operations.  Our future success also will be dependent upon our ability to attract these customers and form relationships with new customers.  We cannot assure you that these customers will purchase merchandise from us in the future or that we will be able to attract new customers. In addition, our customers have the ability to exert significant control over our business decisions, including prices. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We have incurred costs in restructuring our operations due to the loss of customers. We are continuing to review our existing business operations and could incur additional costs in the future associated with the further restructuring of our operations.  The apparel industry is highly competitive and historically has been subject to substantial cyclical variation, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. This has had and could continue to have a material adverse effect on our business. Retailers are increasingly sourcing private label products themselves rather than utilizing outside vendors like us.

We intend to address the circumstances that impact our ability to remain a going concern through pursuing financing mechanisms such as additional equity, debt financing, or a combination thereof . There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on commercially reasonable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and may require us to relinquish valuable rights.  We also currently are not developing any new apparel product lines and may have difficulty securing customer and/or supplier relationships for product in the future or creating a substantial market for our future products or may incur significant unanticipated expenses, the occurrence any one of which could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of operation.  If we are unable to obtain financing in the amounts and on the terms acceptable to us, or successfully integrate a new operational plan, we may not continue as a going concern and will be forced to cease operations or discontinue the business.

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

Accounts Receivable, Due from Factor and Allowance for Customer Chargebacks and Trade Discounts

Through August 2, 2007, a significant portion of our accounts receivable were factored without recourse. We estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by customers. We terminated our Factoring Agreement on July 31, 2007. For shipments subsequent to July 31, 2007, we have assumed the credit risk for all of our trade receivables. We estimate a reserve for doubtful accounts considering delinquent customer payments and customer credit reports, as well as continuing to estimate the allowances for customer chargebacks and trade discounts to be applied against our trade accounts receivable considering both historical and anticipated deductions taken by customers. At July 31, 2008, we reserved approximately $1,097,000 for allowances for customer chargebacks and trade discounts and approximately $94,000 for allowances for bad debt. A change in this estimate could result in the need to record additional reserves.

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

In connection with the Innovo Acquisition and acquisition of the Acquired Business, we recorded goodwill of $72,877,000 and identified intangible assets which included customer relationships, trademarks and product lines with a carrying value of $2,650,000 at January 31, 2008.  At January 31, 2008, we conducted our annual impairment assessment of the value of the goodwill and intangible assets based on a discounted cash flow model of projected earnings.  Negative trends in sales and gross margins resulted in lower projected future earnings.  To aid us, we retained an independent third party to perform the valuation.  The negative sales trends were the result of market conditions, the loss of two customers in 2007 which accounted for 49% of our 2007 sales, a substantial decrease in demand for our branded jeans and our non-denim private label products.  The negative trends in gross margins resulted from the loss of guaranteed gross margins under the Supply Agreement.  Based on the results of the valuation, charges of approximately $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the value of the remaining identifiable intangible assets. Consequently, the ending carrying balance of the goodwill at January 31, 2008 was $13,677,000.  Based on  our review of our business at July 31, 2008, because of the loss of all of our customers (other than those who may purchase our existing inventory) and because we do not anticipate generating new business from them, we recorded an impairment loss of goodwill of $13,677,000 for the three months ended July 31, 2008, resulting in no remaining value for goodwill at July 31, 2008.

Amortization of Discounts on Convertible Note

We recorded the fair value of the $15,000,000 Convertible Note issued in partial payment of the Note at a discount of $3,620,000 from its face value. Beginning August 10, 2007, this discount to the Convertible Note has been and will be amortized to interest expense over the remaining 6.5 year term of the Convertible Note.  During the year ended January 31, 2008, $2,856,000 of debt discount amortization was recorded.  The debt amortization for the three and six months ended July 31, 2008 was $31,000 and $62,000, respectively, and the amortization caused by the partial prepayment of the Convertible Note was $656,000.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and we  have no significant obligations remaining to be performed. We establish reserves for sales returns and allowances.  At July 31, 2008, we reserved approximately $1,097,000 for allowances for customer chargebacks and trade discounts and approximately $94,000 for allowances for bad debt. At January 31, 2008, such reserves amounted to $1,831,000 and $94,000, respectively. Should events or circumstances change, we could have to record additional accruals for increased reserves.

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

	Three Months Ended:		Six Months Ended:
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007

Net Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	3.7	23.6	3.6	22.2
Selling, general and administrative expenses	19.6	12.7	23.7	14.4
Depreciation and amortization	0.2	1.5	0.2	1.9
Loss on impairment of Goodwill	108.6		49.1
Income (loss) before interest and income taxes	(124.7)	9.4	(69.4)	5.9
Interest expense	7.2	2.9	4.0	3.5
Other expense (income	(0.1)	—	(0.3)	—
Provision for income taxes	0.1	1.7	0.1	2.0
Net income (loss	(131.9)%	4.8%	(73.2)%	0.4%

Net Sales

Net sales for the second quarter of 2008 were $12,595,000, a decrease of $20,594,000, or 62.1%, from net sales of $33,189,000 for the second quarter of 2007.

The decrease in sales for the second quarter of 2008 compared to the second quarter of 2007 of $20,594,000 was mainly attributable to a decrease in sales of our branded products of $1,134,000 and a decrease in sales of our private label products of $19,460,000. Our branded denim garment sales decreased by $1,134,000 due to our discontinuance of our Hippie premium brand of junior jeans, which amounted to $206,000, and less demand for our Hint brand of junior jeans, which amounted to $928,000. We currently do not have a new Hint line and are not developing new products for our former customers or prospective customers.

The decrease in sales of our private label garments was primarily attributable to our loss of AEO and Target as customers as a result of their decision to source products from other suppliers, resulting in a decrease of $18,360,000 in sales for the second quarter of 2008 as compared to the second quarter of 2007.  We do not anticipate generating any future business with AEO  or Target.

Our private label sales to our historically largest customers, JC Penney and Kohl’s, for the second quarter of 2008 were relatively comparable to those of our second quarter of 2007.  The decrease in sales to JC Penney and Kohl’s of $910,000 for the second quarter of 2008 compared to the second quarter of 2007 was primarily the result of less demand from the customers for certain denim programs during the period. We are not taking any new orders and have lost JC Penney and Kohl’s as customers and do not anticipate doing business with them in the future.  We are attempting to sell off our existing inventory to customers but have no firm commitments from customers to purchase all of our existing inventory.  See discussion under “Overview” above.

Our sales of private label garments also decreased by $190,000 due a loss of  sales to Benetton and we do not anticipate doing business with Benetton in the future.

Net sales for the first half of 2008 were $27,877,000, a decrease of $26,175,000, or 48%, from net sales of $54,052,000 for the first half of 2007.

The decrease in sales for the first half of 2008 compared to the first half of 2007 of $26,175,000 was mainly attributable to the loss of our major customers due to our inability to secure reasonable gross margins from our suppliers to allow us to generate a profit, cash flow issues and late deliveries, as described above.

For the six months ended July 31, 2008 sales to JC Penney and, Kohl’s accounted for approximately 43.1%, and 30%,, respectively, of our net sales. For the six months ended July 31, 2007 sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 19.4%, 12.8%, 40.1% and 16.2%, respectively, of our net sales. For the three months ended July 31, 2008, sales to JC Penney and  Kohl’s, accounted for 56.8% and 29.3% , respectively, of our net sales. For the three months ended July 31, 2007 sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 22.9%, 12.9%, 40.9% and 14.4%, respectively, of our net sales.

Gross Profit

The gross profit for the second quarter of 2008 was $466,000 (3.70% of net sales), a decrease of $7,352,000, or 94.00%, from the gross profit of $7,818,000 (23.56% of net sales) for the second quarter of 2007.  This decrease in gross profit is primarily attributable to the loss of AEO and Target as customers and our inability to secure guaranteed gross margins from suppliers to allow us to generate profits. For the first half of 2007, most of our garments were made under our Supply Agreement with Diversified Apparel, a related party and our main supplier at the time, which guaranteed our gross margins. For the first half of 2008, most of our garments were made through other suppliers and the gross margins obtained from them were substantially lower then the gross margins we were guaranteed by Diversified Apparel as a result of lower initial beginning gross margins and subsequent chargebacks and discounts resulting from late deliveries.

The decrease in gross profit for the second quarter of 2008 compared to the second quarter of 2007 of $7,352,000 was the result of a decrease in sales volume for branded denim and non-denim garments, which caused a decrease in gross profit of $588,000 for branded denim garments and a decrease in gross profit of $38,000 for branded non-denim garments; and a decrease in sales volume for private label garments due to air shipments resulting from late deliveries, which caused a decrease in gross profit of $2,251,000, and a decrease in sales volume resulting from our loss of AEO and Target as customers, which caused a decrease in gross profit of $4,403,000.

The gross profit for the first half of 2008 was $1,013,000 (3.6% of net sales), a decrease of $11,978,000, or 92.0%, from the gross profit of $11,991,000 (22.2% of net sales) for the first half of 2007 due to reasons described above.

We currently have no customers (other than those who may purchase our existing inventory) and do not have any new products to offer to customers. See discussion under “Overview” above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the second quarter of 2008 were $2,467,000, a decrease of $1,735,000 from $4,202,000 for the second quarter of 2007. The decrease in SG&A expenses for the second quarter of 2008 compared to the second quarter of 2007 of $4,202,000 was mainly attributable to  (a)  a decrease in distribution expenses of $158,000, (b) a decrease in non-compete fees of $24,000, (c) a decrease in earnout obligations of $339,000, (d) a decrease in factoring fees of $11,000, (e) a decrease in payroll of $97,000,  (f) a decrease in sales commissions of $14,000, (g) a decrease in samples costs of $342,000, (h) a decrease in occupancy costs of $26,000, (i) a decrease in professional fees of $245,000 , (j) a decrease of liability insurance and directors and officers insurance expenses of $48,000,  (k) a decrease of public company expenses of $41,000,  and (l) a decrease of all other expenses of $390,000.

 Selling, general and administrative expenses for the first half of 2008 were $6,608,000, a decrease of $1,194,000, or 15.3%, from $7,802,000 for the first half of 2007.  The decrease in SG&A expenses for the first half of 2008 compared to the first half of 2007 of $1,194,000 was primarily attributable to low sales due to the loss of all of our customers (other than those who may purchase our existing inventory) because of our inability to secure reasonable gross margins from suppliers to allow us to generate profit, cash flow issues and late deliveries. See discussion under “Overview” above.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $30,000 and $39,000, respectively, for the second quarter of 2008 and the second quarter of 2007. Amortization of intangible assets, which resulted from our acquisitions, was zero and $472,000 for the second quarter of 2008 and the second quarter of 2007, respectively. The decrease in amortization for the second quarter of 2008 compared to the second quarter of 2007 was due to the write-off of the intangible assets resulting from the impairment test performed at January 31, 2008. Depreciation on furniture, fixtures and leasehold improvements was $65,000 and $75,000, respectively, for the first half of 2008 and the first half of 2007. Amortization of intangible assets, which resulted from our acquisitions, was zero and $944,000 for the first half of 2008 and the first half of 2007, respectively. The decrease in amortization in for the first half of 2008 compared to the first half of 2007 was due to the write-off of the intangible assets resulting from the impairment test performed at January 31, 2008.

Loss on Impairment of Goodwill and Intangible Assets

In connection with the Innovo Acquisition and the acquisition of the Acquired Business, we recorded goodwill of $72,877,000 and identified intangible assets which included customer relationships, trademarks and product lines, with a carrying value of $2,650,000 at January 31, 2008. At January 31, 2008, we conducted our annual impairment assessment of the value of the goodwill and identified intangible assets based on a discounted cash flow model of projected earnings. To aid us, we retained an independent party to perform the valuation. Negative trends in sales and gross margins resulted in lower projected future earnings. The negative sales trends were the result of market conditions, the loss of two customers in 2007 which accounted for 49% of our 2007 sales, a substantial decrease in demand for our branded jeans and our non-denim private label products. The negative trends in gross margins resulted from the loss of guaranteed gross margins under the Supply Agreement with Diversified Apparel and our inability to secure guaranteed gross margins with other suppliers which would allow us to generate profit. Based on our annual assessment at January 31, 2008, an impairment of identifiable intangibles and goodwill of $61,850,000was recorded on the Consolidated Statement of Operations, of which charges of $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the value of all of the remaining identifiable intangible assets.  Consequently, the ending carrying balance of the goodwill at January 31, 2008 was $13,677,000.

Based on our review of our business at July 31, 2008, including the loss of all of our customers with no anticipation of generating new business from them, we recorded an impairment loss of goodwill of $13,677,000 for the three months ended July 31, 2008, reducing the value of goodwill to zero.

Gain on Extinguishment of Debt

We recorded the $1,156,000 prepayment gain on our  Consolidated Statement of Stockholders’ Equity as of July 31, 2007 as a contribution to capital since the prepayment was to a related party.

Interest Expense

Interest expense for the second quarter of 2008 was approximately $892,000 as compared to $947,000 for the second quarter of 2007. Interest expense for the second quarter of 2008 included interest on the Comerica Bank credit facility of $181,000, amortization of the discount on the Convertible Note of $687,000 and amortization of deferred financing costs of $25,000. The Convertible Note holder waived payment of the interest on the Convertible Note of approximately $80,000 for the three months ended July 31, 2008Interest expense for the second quarter of 2007 included interest paid to the factor of $246,000 on its advances to us, and the amortization of the discount on the Secured Subordinated Promissory Note of $701,000.

Interest expense for the first half of 2008 was approximately $1,109,000 as compared to $1,904,000 for the first half of 2007.

Provision for Income Taxes

The provision for income taxes for the three months ended July 31, 2008 and 2007 was $13,000 and $577,000, respectively. The provision for 2008 was comprised of $13,000 of United States and State and local income taxes. The provision for income tax includes the effects of foreign operations and the impact of goodwill being deductible for income tax purposes but not amortized for financial reporting purposes.

The provision for 2007 was comprised of $141,000 of United States and State and local income taxes and a deferred tax provision of $436,000.  Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes.  The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income taxes for the six months ended July 31, 2008 and 2007 was $25,000 and $1,057,000, respectively. The provision for 2008 was comprised of $25,000 of United States and State and local income taxes. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The provision for income tax includes the effects of foreign operations and the impact of goodwill being deductible for income tax purposes but not amortized for financial reporting purposes.

The provision for 2007 was comprised of $188,000 of state and local income taxes and a deferred tax provision of $868,000.  Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes.  The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and deferred tax on goodwill amortization.

Liquidity and Capital Resources

           Net cash used in operating activities for the six months ended July 31, 2008 was $522,000. The components of cash used in operating activities totaling $6,361,000 are (i) a net loss of $4,577,000, which is net of gross loss of $20,416,000; depreciation of $65,000; loss on impairment of goodwill of $13,677,000; non-cash stock compensation of $273,000; issuance of restricted stock units to our directors valued at $30,000; non-cash interest consisting of amortization of debt discount of $717,000; amortization of deferred financing costs of $50,000; loss on Mexican inventory of $298,000; and an increase in allowance for customer chargebacks and trade discounts of $734,000; (ii) a decrease in income taxes payable of $38,000, as the tax payments were less than anticipated for the three months ended July  31, 2008; and (iii) a decrease in accounts payable of $1,746,000, consisting of a payment to a vendor of $2,500,000, partially offset by an increase in professional fees and other expenses payable of $754,000. The cash used in operating activities was offset by cash provided by operating activities for the six months ended July 31, 2008 of $5,835,000. The components of cash provided are (a) a decrease in amounts due from a related party of $2,342,000; (b) an increase in accrued expenses of $53,000 payroll accruals; (c) a decrease in prepaid and other receivables of $257,000; (d) a one-time severance expense of $1,008,000 for Bernard Manuel; (e) a decrease in trade receivables of $1,283,000,  and (f) a decrease in inventories of $871,000 due to lower sales orders of products  delivered in the second quarter.

Net cash used in operating activities for the first half of 2007 was $3,341,000.  The components of cash used in operating activities totaling $12,635,000 are (i) an increase in trade receivables of $1,847,000, which reflects an increase in the American Eagle Outfitters non-factored trade receivables, (ii) an increase in amounts due from factor of $5,116,000, which reflects an increase in factored sales for June and July 2007 as compared to December 2006 and January 2007, (iii) an increase in inventories of $4,415,000, which reflects more denim inventory of $874,000, the purchase, at July 31, 2007, of fabric amounting to $2,540,000 which was located at the Mexican manufacturing facilities and finished garments amounting to $1,001,000 which were located in Diversified Apparel’s warehouse, and (iv) an increase in prepaid expenses and deposits of $429,000, which reflects prepaid professional fees in connection with the new Comerica bank agreement and the PIPE financing entered into on August 3, 2007, (v) a decrease in income taxes of $42,000, which reflects tax payments greater than provision for taxes for the six months ended July 31, 2007, (vi) a decrease in accrued expenses of $48,000, which reflects lower professional fees accrued and (vii) a decrease in accounts payable of $738,000 mainly due to payment of professional fees during the six months ended July 31, 2007. The cash used in operating activities was offset by cash provided of $9,294,000. The components of cash provided are (a) $4,273,000, which consists of the net income of $209,000, depreciation of $75,000, amortization of intangible assets of $944,000, amortization of debt discount of $1,430,000, increase in allowance for customer chargebacks and trade discounts of $674,000, increase in deferred taxes of $868,000 and non-cash stock compensation of $73,000, (b) a decrease in rent deposits of $12,000, and (c) a decrease in amounts due from related parties of $5,009,000, which represents payments made by related parties to us and our purchase of inventory from the related party of $3,544,000.

 Cash used in investing activities in the six months ended July 31, 2008 of $68,000 consisted of expenditures incurred in connection with the purchase of equipment. Cash used in investing activities in the six months ended July 31, 2007 of $63,000 consisted of expenditures incurred in connection with the purchase of computers for $36,000 and leasehold improvements of $27,000.

Cash provided by financing activities in the six months ended July 31, 2008 of $769,000 consisted of proceeds from the short-term borrowings of $30,204,000, partially offset by repayment of short-term borrowings of $29,435,000.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that we will realize our assets and discharge our liabilities in the ordinary course of business. However, we had losses of $16,616,000 and $20,416,000 for the three and six months ended July 31, 2008, respectively.

Our Supply Agreement with our main supplier, Diversified Apparel Resources, LLC, which guaranteed us certain gross margins, was terminated in the first quarter of fiscal year 2008.  Since then we have been sourcing our products to other suppliers, but have been unable to secure reasonable gross margins from any suppliers and therefore have been unable to purchase inventory at prices which would allow us to generate profits.  We have also lost all of our customers (other than those who may purchase our existing inventory) and are not taking in new orders or acquiring new business. Consequently, we  currently have no cash flow to operate our business, have not developed any new apparel lines, ceased purchasing new inventories and cut our workforce by approximately 80-90% (approximately 35 personnel).  We currently do not have sufficient capital resources to pay past accrued liabilities and anticipate that our cash flow will not be sufficient to satisfy our cash requirements for the near future.

Additionally, we are in violation of certain financial covenants under our credit facility with our lender.  We have been attempting to collect our outstanding accounts receivable and sell existing inventory to generate additional cash to satisfy our bank debt; however, we have no firm commitments from customers to purchase the inventory.  Our lender has agreed to provide sufficient financing to allow us to clear and ship the inventory; however, the lender has not agreed to provide any additional financing to us beyond such expenses to allow us to operate.  There is no guarantee that the lender will continue to provide such financing and we have no other financing in place at this time. We currently are not aware of any action taken by the lender against us to exercise its rights and remedies in connection with our covenant violations under the credit facility; however, it does not mean that the lender will not take any such action against us in the future. The amount owed to the lender as of September 12, 2008 is $4,070,000.

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We intend to address the circumstances that impact our ability to remain a going concern through pursuing financing mechanisms such as additional equity, debt financing, or a combination thereof. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on commercially reasonable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of the our common stock, and debt financing, if available, may involve restrictive covenants, and may require us to relinquish valuable rights.  We also currently are not developing any new apparel product lines and may have may have difficulty securing customer and/or supplier relationships for product in the future or creating a substantial market for our future products or may incur significant unanticipated expenses, the occurrence any one of which could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of operation.  If we are unable to obtain financing in the amounts and on terms acceptable to us, or successfully integrate a new operational plan, we may not continue as a going concern and will be forced to cease operations or discontinue our business.

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

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was waived. The waiver was recorded as a reduction of interest expense in the year ended January 31, 2007.  Mr. Kraif also waived the interest payment due from February 1, 2007 through August 9, 2007, which was recorded as a reduction of interest expense for the year ended January 31, 2008.  For the three and six months ended July 31, 2007, payment of interest of $434,000 was waived and recorded as a reduction of interest expense for the period. As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivable.

The Convertible Note bears interest at the annual rate of 4.7%. Twenty-four (24) quarterly principal payments of $625,000 were payable on the Convertible Note beginning April 30, 2008 and ending on the maturity date of January 31, 2014. Interest is due quarterly on the principal balance outstanding prior to the quarterly principal payment. Any principal outstanding on the Convertible Note will be convertible at the conversion price of $3.50 a share. We, at our option, may prepay the principal balance outstanding at any time with payment discount rates ranging from 24.19% if prepayment occurred before January 31, 2008 declining to 3.43% if payment occurs between February 1, 2013 and January 31, 2014. The Convertible Note is subordinated to borrowings from Comerica Bank.  In the event of default on the borrowings from Comerica Bank, Mr. Kraif has the right to accelerate principal and interest payments on the Convertible Note. At July 31, 2008, Mr. Kraif agreed not to accelerate payment of interest or principal in the event of default.

As of January 31, 2008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due January 31, 2009, April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, April 30, 2010, July, 31, 2010, October 31, 2010, January 31, 2011, and April 30, 2011, totaling $6,250,000.  As of January 31, 2008, Diversified Apparel agreed to accept $4,738,125 in exchange for prepayment of these ten payments, which was offset against the related party receivable.  We recorded the $1,512,000 prepayment gain on our Consolidated Statement of Stockholders’ Equity as a contribution to capital since the prepayment was to a related party. In addition, Mr. Serge Kraif waived all the accrued but unpaid interest for the period of August 9, 2007 through January 31, 2008 of approximately $316,000, waived all the accrued but unpaid interest for the period February 1, 2008 through July 31, 2008 of approximately $158,000   These waivers were recorded as a reduction of interest expense in the respective periods.

As of July 31, 2008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due July 31, 2011, October 31, 2011, January 31, 2012, April 30, 2012, July 31, 2012, October 31, 2012, January  31, 2013, April 30, 2013, totaling $5,000,000, and the $582,400 principal payment due on  July 31, 2013,  totaling $5,582,400. As of July 31, 2008, Diversified Apparel agreed to accept approximately $4,425,000 in exchange for prepayment of these nine principal payments, which was offset against the related party receivable.  We recorded the $1,156,000 prepayment gain on our Consolidated Statement of Stockholders’ Equity as a contribution to capital since the pre-payment was to a related party. The remaining principal balance of $1,293,000 on the Convertible Note matures on January 31, 2014 with all payments due in the year ended January 31, 2014.

Secured Revolving Credit Facility

On August 3, 2007, we entered into a $15 million secured revolving credit facility with Comerica Bank. The credit facility, which replaced our expired Factoring Agreement with Milberg Factors, Inc. (“Milberg”), provides us with a $15 million working capital line of credit, as well as a $2 million stand-by letter of credit in favor of one of our suppliers. We can borrow up to 80% of eligible receivables with a cap of $15 million. The credit facility terminates on August 31, 2009, although we can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit agreement. Borrowings bear interest at prime plus 0.25%. Prime rate at July 31, 2008 was 5%.  The short-term borrowings under this facility were $10,813,000 at July 31, 2008. As security for our obligations under the credit facility, we granted to Comerica Bank a continuing security interest in substantially all of our property. The Convertible Note is subordinated to borrowings from Comerica Bank.

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

As of July 31, 2008, we were in default with the working capital, net worth, EBITDA and debt to net equity ratio requirements.  We currently are not aware of any action taken by the lender against us to exercise its rights and remedies in connection with our covenant violations under the credit facility; however, it does not mean that the lender will not take any such action against us in the future. The amount owed to the lender as of September 12, 2008 is $4,070,000.  We have been attempting to collect our outstanding accounts receivable and sell existing inventory to generate additional cash to satisfy our bank debt; however, we have no firm commitments from customers to purchase the inventory.  Comerica Bank has agreed to provide sufficient financing to allow us to clear and ship the inventory; however, the lender has not agreed to provide any additional financing to us beyond such expenses to allow us to operate.  .  There is no guarantee that the lender will continue to provide such financing and we have no other financing in place at this time.

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

We negotiated an agreement with the creditor company whereby the creditor company would continue to ship to us the second customer’s garments with sales estimated at $2,600,000 and would invoice us his costs for the garments shipped. We, in turn, invoiced our customer for these garments. We agreed to pay the creditor company thirty days after shipment of garments. On May 15, 2008, we and the creditor company agreed that Cygne would make payment of $1,122,229, the amount Cygne owes the creditor company, in November 2009.  The interest rate is 3.0% per annum.

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

The Supply Agreement: Prior to July 31, 2007, AZT International S. de R.L. de C.V. (“AZT”), an affiliate of Hubert Guez, manufactured on a non-exclusive basis branded and private label denim apparel for us in Mexico at specified gross margins to Cygne. Pursuant to the Supply Agreement, AZT shipped its manufactured apparel to the United States and invoiced Diversified Apparel, an affiliate of Hubert Guez. Diversified Apparel invoiced us for the apparel when it was shipped to our customers. At the end of each month, Diversified Apparel invoiced us for the apparel it had on hand that we estimated that we would ship to our customers in the subsequent month. We renewed the Supply Agreement for one year until July 31, 2008. We ceased sourcing products from AZT on December 18, 2007. The Supply Agreement specified that the guarantee of our gross margins for products manufactured by AZT for Target and AEO expired on January 31, 2008. We ceased doing business with AZT in December 2007.  We and AZT terminated the agreement in the first quarter of 2008.

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

Under the Supply Agreement, we were obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. At July 31, 2008 and 2007, outstanding advances to Diversified Apparel were zero and $3,148,000, respectively.

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

On July 31, 2007, we purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce, California which was not included in the contractual month-end inventory purchases. We are invoiced by Diversified Apparel for all finished garment inventory on the date that the finished garments are delivered to the warehouse. Effective December 5, 2007, we notified Diversified Apparel that all of our purchase orders to Diversified Apparel for other vendors would be cancelled and replaced by our purchase orders made directly with the other vendors.

Under the Distribution Agreement, prior to December 5, 2007, we were obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases.

At July 31, 2008 and July 31, 2007, we had outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately zero and $23,312,000, respectively. In addition, at July 31, 2008 and January 31, 2008, we had outstanding short-term purchase order commitments to non-related third parties of approximately  zero and $23,668,000, respectively. The decrease in purchase order commitments to Diversified Apparel and the corresponding increase in purchase orders to non-related third parties was caused by our decision to source garments directly from other vendors.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 160 applies to all entities that prepare consolidated financial statements and have an outstanding controlling interest in one or more subsidiaries. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This statement becomes effective for  our annual reporting period that begins February 1, 2009.  We do not anticipate that the adoption of SFAS No. 160 will have a material impact on our financial condition, results of operations or cash flows.

Inflation

We do not believe that the relatively moderate rates of inflation which have been experienced in the United States, where we compete, has had a significant effect on our net sales or profitability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. We are subject to changes in the prime rate based on the Federal Reserve Board actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future. For the first half of 2008, bank loans peaked at $15,000,000 and the average amount of bank loans were $6,195,000. An increase of 1% in the interest rate would have increased our interest expense for factor advances and bank loans by approximately $35,000 in the first half of 2008.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of the six months ended July 31, 2008.

Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of July 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that results in a more than remote possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

We are currently reviewing our remediation process for the material weakness described above. To address this and other potential material weaknesses resulting from our current state of operations, we may conclude to take one or more of the following actions:

i.	Clearly define roles and responsibilities throughout the accounting/finance organization;

ii.	Conducting a review of accounting processes to strengthen the design and operation of controls;

iii.	Implement policies to ensure the accuracy of accounting calculations supporting the amounts reflected in our financial statements

The material weakness will not be considered remediated until the applicable remedial procedures operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.  Due to  our current state of operations, we believe that our internal controls may have materially weakened since January 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the six months ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings that are incidental to the conduct of our business, which we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations and/or cash flows. Given the current state of our business operations, we anticipate that we will be involved in additional legal proceedings for collection of outstanding liabilities.

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

On March 20, 2008, we received a summons and complaint on behalf of Copen Associates, Inc. (“Copen”). Copen claims that it sold and delivered certain goods to us on January 18, 2007 and November 1, 2007 as agreed upon and that we owe it $55,871 in unpaid invoices for those goods. We and Copen entered into a settlement agreement whereby we agreed to pay the full amount in exchange for dismissal of the matter with prejudice, which Copen filed on August 20, 2008. Therefore, we included this claim at the stated amount as a liability in our financial statements.

On June 3, 2008, we received another summons and complaint on behalf of M.Y. M.Y. claims that it sold and delivered certain goods to Diversified Apparel and us. In the complaint, M.Y. claims that we and Diversified Apparel are responsible for the $35,478.86 in unpaid invoices for those goods.  We have examined the documents and believe that it is probable that we will have to pay this amount. Therefore, we have included this claim at the stated amount as a liability in our financial statements.

On July 29, 2008, Jean Genie Studio, Inc. filed a small claims action against us in Los Angeles Superior Court claiming that we owe it $2,730 in unpaid invoices for services rendered. We have examined the documents and believe that it is probable that we will have to pay this amount. Therefore, we have included this claim at the stated amount as a liability in our financial statements.

On July 31, 2008, 215 West 40th Street, LLC filed an action against us in the Civil Court of the City of New York, County of New York, seeking a judgment of eviction and collection of $26,349.65 in unpaid  rent.  We have examined the documents and believe that it is probable that we will have to pay this amount. Therefore, we have included this claim at the stated amount as a liability in our financial statements.

Item 1A.	Risk Factors

Readers should carefully consider the following risk factors and the risk factors previously disclosed in our Form 10-K for the fiscal year ended January 31, 2008.  Investing in our common stock involves a high degree of risk. Any of the following risks and those disclosed in our Form 10-K for the fiscal year ended January 31, 2008 could adversely affect our  business, financial condition and results of operations and could result in a complete loss of investment.  No assurances can be given that the risks and uncertainties described below and in our Form 10-K for the fiscal year ended January 31, 2008 are the are the only risks and uncertainties that we face.

We currently have limited cash to continue and expand our business.

We have limited financial resources and will have to raise additional funds to continue and expand our business.  There can be no certainty that market conditions will enable us to raise the funds required. We no longer have any customers (those than those who may purchase our existing inventory) and management is exploring alternative means for continuing our business operations. We may be required to raise capital from the sale of our securities to provide the funds necessary to continue or expand our business and we do not presently have any firm commitments to provide such capital. Any additional equity financing will likely be dilutive to existing shareholders. If we are not able to raise the capital necessary to continue or expand our business, our efforts to stimulate our growth will be severely curtailed and such inability to raise funds and general revenue will have an adverse effect on our revenue growth and will likely cause us to go out of business. Additionally, there can be no assurance that any business plan or combination will be successful or will generate revenues for us or that we will be able to create a substantial market for our future products.

Our weak financial condition has raised, and will likely continue to raise, substantial doubt regarding our ability to continue as a going concern.  We have experienced historical losses and may have to cease operations if we do not generate meaningful revenue and achieve profitability, and investors may lose their investment.

We have incurred substantial operating and net losses, as well as negative operating cash flow.  For the fiscal year ended January 31, 2008, we reported net losses of $63,860,000. For the three and the six months ended July 31, 2008, we reported net losses of $16,616,000 and $20,416,000, respectively. We currently have no customers (other than those who may purchase our existing inventory), have no financing and our operating results for future operations will include significant expenses for which we may not have offsetting revenues or available capital.  As a result, we may never generate meaningful revenue and/or achieve profitability in the future.

Based upon our financial position, there is substantial doubt as to our ability to continue as a going concern.  We are in need of substantial additional investment capital to fund our  operating needs.  We  are currently exploring means to continue our business.

We do not currently have any arrangements for financing and can provide no assurance we will be able to find such financing.  If we do not generate sufficient revenues or raise additional capital as necessary, we could be forced to cease operations and investors may lose their entire investment. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, thereby jeopardizing our business viability.

Our business is capital intensive and additional financing may not be available; as such, especially in light of our historical losses, we may have to cease operations and investors may lose their investment.

Our operations are capital intensive and due to limited revenues, lack of working capital and the inability to secure guaranteed gross margins from suppliers after Fall 2007, we have not generated sufficient revenues to pay our operating expenses and fund our operations.  We presently do not have sufficient capital to satisfy our expenditures and have limited revenues from our remaining accounts receivable, all of which is pledged to our lender.  We have engaged in numerous financial activities over the past few years but have been unable to utilize the funds raised to achieve positive financial results.  Failure to achieve additional funding and/or enter into a strategic alliance strategic alliance with a well-funded partner could limit our growth, limit our likelihood of profitability and worsen our financial condition, which may correspondingly decrease the market price of our common stock, or cause us to cease operations altogether.

We may issue additional shares of common stock, which would dilute the value of the common stock held by our current shareholders.

We may be required to issue additional shares of our common stock to acquire further capital in order to continue operating. The issuance of any such shares may result in a reduction of the book value or market price of our outstanding common shares.  If we do not issue any additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change of control of our company.

There is no active public market for our common stock.  Because our stock has been delisted from the NASDAQ stock exchange, currently trades below $1.00 per share and is quoted on the “pink sheets”, our stock is considered a “penny stock,” which can adversely affect our liquidity.

Our common stock is thinly traded and lacks liquidity.  Our common stock was delisted from the NASDAQ stock exchange effective August 17, 2008 and is currently quoted on the “pink sheets.” Thus, there is no currently no established trading market for our common stock, and there can be no assurance that any such market will ever develop or be maintained.  Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop. Also, as the trading price of our common stock is less than $1.00 per share, our common stock is considered a “penny stock,” and the ownership of penny stock is generally considered to subject the owner to greater risks than the ownership of common stock as a whole due, among other things, to the smaller trading volume in such stocks and to the substantial impact upon the stock’s overall value which results from small stock price variations. Trading in our common stock is also subject to certain disclosure rules and rules requiring broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors to satisfy special sales practice requirements. Broker/dealers may be discouraged from effecting transactions in our shares of common stock because they are considered penny stock and subject to penny stock rules. In addition to the applicability of these rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Item 5.	Other Information

Resignation and Appointment of Chief Financial Officer

Effective June 7, 2008, Roy E. Green resigned as Senior Vice President - Chief Financial Officer, Secretary and Treasurer of the
Company. The Company appointed Nomaan Yousef as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, effective immediately, and granted to Mr. Yousef an option to purchase 250,000 shares of the Company’s stock at $0.43 per share, vesting over a period of twelve months.  As of September 19, 2008, the option grant agreement has not been finalized.

Delisting from NASDAQ SmallCap Market

The Company received a NASDAQ Staff Deficiency Letter on July 16, 2008.  NASDAQ had previously notified the Company on January 14, 2008 that it had failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) for the previous 30 consecutive days.  Pursuant to NASDAQ Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days to regain compliance. The Company did not regain compliance within the prescribed period and was not eligible for an additional 180-day compliance period. Accordingly, the Company’s stock was suspended on July 25, 2008 and has not traded on NASDAQ since that time.  On August 7, 2008,  NASDAQ filed a Form 25 removing the Company’s securities from listing and registration on The NASDAQ stock market, which became effective on August 17, 2008.

Item 6.	Exhibits and Reports on Form 8-K

a.      Exhibits

31.1	Certificate of Principal Executive Officer
31.2	Certificate of Principal Financial Officer
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	NASDAQ Staff Deficiency Letter dated July 16, 2008
_______________________

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission.

b.      Reports on Form 8-K

Date	Item	Event

May 15, 2008	2.02, 9.01	2.02: Announcement of financial results for the three months ended January 31, 2008. 9.01: Copy of press release.
June 7, 2008	5.02, 9.01
5.02: Cygne appointed Nomaan Yousef as Chief Financial Officer, Secretary and Treasurer of the Company; Roy E. Green resigned as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company.  9:01: Copy of press release.

June 19, 2008	2.02, 9.01	2.02: Announcement of financial results for the three months ended April 30, 2008. 9.01: Copy of press release.
July 22, 2008	3.01, 9.01
3.01:  On July 16, 2008, Cygne received a NASDAQ Deficiency Letter from The NASDAQ Stock Market (“NASDAQ”). NASDAQ had previously notified the Company on January 14, 2008 that it had failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) for the previous 30 consecutive days. Pursuant to NASDAQ Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days to regain compliance. The Company did not regain compliance within the prescribed period and was not eligible for an additional 180-day compliance period. Accordingly, the Company’s stock is subject to suspension and delisting from the The NASDAQ Stock Market. 9:01: Copy of press release attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 19, 2008	By:	/s/ Samuel J. Furrow, Jr.
Samuel J. Furrow, Jr., President and Chief Executive Officer

September 19, 2008	By:	/s/ Nomaan Yousef
Nomaan Yousef, Chief Financial Officer, Treasurer and Secretary