Form 10-Q
period 2008-10-31
CYGNE DESIGNS INC
filed 2008-12-22
CIK 906782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-22102
 ______________________

CYGNE DESIGNS, INC.
(Exact name of Registrant as specified in its charter)
______________________

Delaware	04-2843286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 210, Culver City, California	90232
(Address of principal executive offices)	(Zip Code)

(800) 974-0797
(Registrant’s telephone number, including area code)

11 West 42nd Street, New York, NY 10036
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

Common Stock, $0.01 par value, 37,917,682 shares as of December 19, 2008.

 Cygne Designs, Inc. and Subsidiaries

Index to Form 10-Q

Part I. Financial Information

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets at October 31, 2008 and January 31, 2008 (audited)
1
Consolidated Statements of Operations for the three and nine months ended October 31, 2008 and October 31, 2007	2

Consolidated Statement of Stockholders’ Equity for the nine months ended October 31, 2008
3
Consolidated Statements of Cash Flows for the nine months ended October 31, 2008 and October 31, 2007
4
Notes to Consolidated Financial Statements
6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
22
Item 3. Quantitative and Qualitative Disclosures About Market Risk
32
Item 4. Controls and Procedures
32

Part II. Other Information
32
Item 1. Legal Proceedings
32
Item 1A. Risk Factors
32
Item 5. Other Information
35
Item 6. Exhibits and Reports on Form 8-K
35
Signatures
36

Cygne Designs, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	October 31, 2008	January 31, 2008
	(Unaudited)
Assets
Current Assets:
Cash	$—	$128
Trade accounts receivable, net of reserve for allowances for customer chargebacks and trade discount of $479 and allowance for doubtful accounts of $94 at October 31, 2008 and $1,831 and $94 at January 31, 2008, respectively	410	9,921
Due from related parties	—	6,392
Inventories	84	2,849
Marketable securities	29	25
Other receivables and prepaid expenses	165	396
Total current assets	688	19,711
Property, plant and equipment, net	609	663
Goodwill	—	13,677
Other assets	56	207
Total assets	$1,353	$34,258

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$38	$—
Short-term bank borrowings	2,142	9,794
Accounts payable	2,172	5,045
Accrued expenses	1,274	1,199
Due to related party	20	—
Income taxes payable	843	869
Total current liabilities	6,489	16,907
Subordinated convertible note payable	1,249	6,111
Note payable	1,122	—
Severance due to former CEO	1,008	—
Total liabilities	9,868	23,018

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized: 37,917,682 shares issued and outstanding	379	379
Paid-in capital	196,057	194,209
Accumulated other comprehensive loss	(11)	(15)
Accumulated deficit	(204,940)	(183,333)
Total stockholders’ equity (deficit)	(8,515)	11,240
Total liabilities and stockholders’ equity (deficit)	$1,353	$34,258

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
	(Unaudited)		(Unaudited)
Net sales	$927	$22,905	$28,804	$76,957
Cost of goods sold (1)	1,596	18,697	28,460	60,758
Gross profit (loss)	(669)	4,208	344	16,199
Selling, general and administrative expenses (1)	565	3,249	7,175	11,051
Depreciation and	37	509	102	1,528
Loss on impairment of goodwill	—	—	13,677	—
Gain on extinguishment of debt	—	(2,186)	—	(2,186)
Income (loss) from operations before interest and income taxes	(1,271)	2,636	(20,610)	5,806
Interest expense (income) including amortization of debt discount	(92)	1,132	1,017	3,036
Other (income)	—	—	(57)	—
Income (loss) from operations before income taxes	(1,179)	1,504	(21,570)	2,770
Provision for income taxes	12	797	37	1,854
Net income (loss)	$(1,191)	$707	$(21,607)	$916
Net income (loss) per share-basic and diluted	$(0.03)	$0.02	$(0.57)	$0.03
Weighted average common shares outstanding:
Basic	38,202	36,970	38,065	30,003
Diluted	38,202	36,970	38,065	30,003

(1)	Related Parties amounts included in the following line items:

	Three Months Ended		Nine Months Ended
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
	(Unaudited)		(Unaudited)
Cost of goods sold	$—	$17,455	$370	$55,162
Selling, general and administrative expenses	$—	$981	$238	$3,219

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity
(In thousands)

	Number of Common Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance at January 31, 2008	37,918	$379	$194,209	$(15)	$(183,333)	$11,240
Net loss for the nine months ended October 31, 2008	—	—	—	—	(21,607)	(21,607)
Unrealized gain on marketable securities	—	—	—	4	—	4
Comprehensive loss for the nine months ended October 31, 2008						(21,603)
Gain on extinguishment of related party debt			1,156			1,156
Stock based compensation	—	—	273	—	—	273
Grant of restricted stock units	—	—	45	—	—	45
Contribution attributable to settlement of losses relating to sourcing problems with a related party	—	—	374	—	—	374
Balance at October 31, 2008	37,918	$379	$196,057	$(11)	$(204,940)	$(8,515)

See accompanying notes.

 Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
	For the Nine Months Ended
	October 31, 2008	October 31, 2007
Operating activities	(Unaudited)
Net income (loss)	$(21,607)	$916
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities:
Deferred income tax provision	—	1,302
Depreciation and amortization of property, plant and equipment	102	113
Loss on disposal of fixed assets	20	—
Loss on Mexican inventory	298	—
Amortization of intangible assets		1,415
Loss on impairment of goodwill	13,677
Amortization of debt discount	720	2,120
Amortization of deferred financing costs	76	25
Allowance for customer chargebacks and trade discounts	1,352	328
Non-cash stock compensation	273	109
Gain on extinguishment of debt	—	(2,186)
Issuance of restricted stock units	45	—
Changes in operating assets and liabilities:
Trade accounts receivable	8,159	(12,044)
Due from factor	—	10,726
Inventories	2,467	(5,933)
Other receivables, prepaid expenses and other assets	382	(255)
Accounts payable	(1,728)	(1,887)
Accrued expenses	75	254
Severance due to former CEO	1,008	—
Income taxes payable	(26)	298
Due to due from related parties	2,261	(158)
Net cash (used in) provided by operating activities	7,554	(4,857)

Investing activities
Increase in restricted cash	—	(1,000)
Purchase of property, plant and equipment	(68)	(63)
Net cash used in investing activities	(68)	(1,063)

Financing activities
Advances from bank overdraft	38	—
Proceeds from short-term bank borrowings	30,578	30,024
Repayment of advances to factor	—	(21,675)
Advances from factor	—	32,155
Repayment of short-term bank borrowings	(38,230)	(39,566)
Proceeds from issuance of common stock	—	3,664
Costs incurred in connection with issuance of common stock	—	(110)
Net cash (used in) provided by financing activities	(7,614)	4,492
Net decrease in cash	(128)	(1,428)
Cash at beginning of period	128	1,709
Cash at end of period	$—	$281

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)
(In thousands)

	For the Nine Months Ended:
	October 31, 2008	October 31, 2007
	(Unaudited)
Supplemental Disclosures of Cash Flow Information
Income taxes paid	$63	$254
Interest paid	$343	741

Non-Cash Transactions
Note payable offset against the due from related party	$5,582	$1,421
Gain on extinguishment of debt with related party included in additional paid-in capital	$1,156	$—
Accounts payable converted to long-term note payable	$1,122	$—
Exchange of subordinated promissory note for common stock and warrants	$—	$16,800

See accompanying notes.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
October 31, 2008

1. Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cygne Designs, Inc., together with its subsidiaries (collectively, the "Company"), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Cygne Designs, Inc. Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2009. The balance sheet at January 31, 2008 has been derived from the audited financial statements at that date which were included in Cygne’s Annual Report on Form 10-K for the year ended January 31, 2008.

Business and Going Concern

Cygne, founded in 1975, is a designer, merchandiser, manufacturer and distributor of branded and private label women’s denim, casual and career apparel with sales to retailers located in the United States.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. However, the Company had losses of $1,191,000 and $21,607,000 for the three and nine months ended October 31, 2008, respectively.  At October 31, 2008, the Company had negative working capital of approximately $5,800,000 and stockholders’ deficiency of approximately $8,600,000.

The Company’s Supply Agreement with its main supplier, Diversified Apparel Resources, LLC, which guaranteed the Company certain gross margins, was terminated in the first quarter of fiscal year 2008.  Since then the Company has been sourcing its products to other suppliers, but has been unable to secure reasonable gross margins from any suppliers and therefore has been unable to purchase inventory at prices which would allow the Company to generate profits.  As a result of this, as well as cash flow issues and late deliveries, the Company has also lost all of its major customers and is not taking in new orders from them at this time. Consequently, the Company currently has very little cash flow to operate its business, has ceased purchasing new inventories and cut its workforce to just two employees, its President and CEO and its CFO, Treasurer and Secretary.  The Company currently does not have sufficient capital resources to pay past accrued liabilities and anticipates that its cash flow likely will not be sufficient to satisfy its cash requirements for the near future unless additional financing is obtained.

Additionally, the Company is in violation of certain financial covenants under its credit facility with its lender.  The Company has been attempting to collect its outstanding accounts receivable and selling existing inventory to generate additional cash to satisfy its bank debt; however, the Company has no firm commitments from customers to purchase the inventory.  The Company’s lender has ceased providing any financing to the Company to allow the Company to operate and the Company has no other financing in place at this time. The Company currently is not aware of any action taken by the lender against the Company to exercise its rights and remedies in connection with the Company’s covenant violations under the credit facility; however, it does not mean that the lender will not take any such action against the Company in the future. The amount owed to the lender as of October 31, 2008 was $2,142,000.

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

The Company intends to address the circumstances that impact its ability to remain a going concern through pursuing financing mechanisms such as additional equity, debt financing, or a combination thereof . There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on commercially reasonable terms if and when needed in the future could have a material adverse effect on the Company's financial performance, results of operations and stock price. Furthermore, additional equity financing may be dilutive to the holders of the Company's common stock, and debt financing, if available, may involve restrictive covenants, and may require the Company to relinquish valuable rights.  The Company also currently is not developing any new apparel product lines and may have difficulty securing customer and/or supplier relationships for product in the future or creating a substantial market for its future products or may incur significant unanticipated expenses, the occurrence of any one of which could prevent the Company from pursuing its business plan, expanding its business operations and ultimately achieving a profitable level of operation.  If the Company is unable to obtain financing in the amounts and on the terms acceptable to it, or successfully integrate a new operational plan, the Company may not continue as a going concern and will be forced to cease operations or discontinue its business.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
October 31, 2008

1. Significant Accounting Policies (continued)

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

Marketable Securities

The Company’s marketable security is comprised of public corporate equity security. All investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses are included as a separate component of stockholders’ equity, except when a decline in the value of a security is believed to be other than temporary.

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
October 31, 2008

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

When the Company determines that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures goodwill impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.  Based on the Company’s annual assessment at January 31, 2008, an  impairment of identifiable intangibles and goodwill of $61,850,000 was recorded on the Consolidated Statement of Operations, of which charges of $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the value of all of the remaining identifiable intangible assets.  Consequently, the ending carrying balance of the goodwill at January 31, 2008 was $13,677,000.  Based on the Company’s review of its business at July 31, 2008, because of the loss of all of its customers and because the Company does not anticipate generating new business from them, the Company recorded an impairment loss of goodwill of $13,677,000 for the nine months ended October  31, 2008, resulting in a zero value for goodwill. See Note 2.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. The Company establishes allowances for customer chargebacks, trade discounts and allowances for doubtful accounts. Such reserves amounted to $573,000 and $1,925,000 at October 31, 2008 and January 31, 2008, respectively.

 Cost of Goods Sold

Cost of goods sold includes costs of finished products purchased from Diversified Apparel Resources, LLC (“Diversified Apparel”) and costs or imports from the Company’s other vendors. Manufacturing costs of products manufactured in the Company’s Guatemala facility are comprised of raw materials, raw material special treatments, custom duties, freight, direct labor and manufacturing overhead. For the  three and nine  months ended October 31, 2008, Cygne recorded inventory loss of approximately zero and $298,000, respectively in connection with a problem with sourcing goods from a related party in Mexico. The Company did not purchase any new inventory in the third quarter of 2008 due to cash flow problems and its inability to secure reasonable gross margins from suppliers.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
October 31, 2008

1. Significant Accounting Policies (continued)

Selling, General and Administrative Expenses

Selling general and administrative expenses (“SG&A”) include expenses related to compensation, selling commissions, travel and entertainment, samples, rent, office expenses, professional fees, insurance, distribution expenses, restrictive covenant fees, earn-out fees, factor fees, director fees and other public company expenses.  The Company’s restrictive covenant fees, earn-out fees and distribution expenses during the nine months ended October 31, 2008 and 2007 were incurred under either the Restrictive Covenant Agreement or the Distribution Agreement with Diversified Apparel as described in Note 10 to Notes to Consolidated Financial Statements.

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred and included in the category of SG&A. Product design, advertising and sales promotion costs included in SG&A in the accompanying statements of operations amounted to approximately zero  and $242,000 for the three and nine months ended October 31, 2008, respectively, and  $74,000 and $1,011,000 for the three and nine months ended October 31, 2007, respectively.

Interest Expense

For the three and nine months ended October 31, 2008, interest expense is comprised of interest on the revolving credit facility, amortization of debt acquisition costs and amortization of the discount on the Convertible Note (See Note 7 for discussion of Convertible Note). For the three and nine months ended October 31, 2007, interest expense is comprised of interest on advances from factor and amortization of the discount on the secured subordinated promissory note issued in connection with the acquisition of the Acquired Business (the “Note”).

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

Net Loss Income (Loss) Per Share

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) “Earnings Per Share”. Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted-average common shares and common shares equivalents outstanding.  Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares and common shares equivalents outstanding.  As the Company had a net loss for the three and nine months ended October 31, 2008, stock options, warrants and stock issuable upon conversion of the note payable for 6,818,030 shares at October 31, 2008 are not considered in the calculation of diluted net loss per share due to their anti-dilutive effect.

Other Comprehensive Loss

Other comprehensive loss is comprised of net loss and unrealized gain on marketable securities.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
October 31, 2008

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

Deferred Financing Cost

The Company incurred costs of approximately $201,000 for professional services rendered in connection with its revolving credit facility entered into in August 2007. This cost is being amortized on a straight-line basis over twenty-four months, the life of the credit facility.  For the three and nine months ended October 31, 2008, amortization expense was approximately $25,000 and $76,000, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement became effective for the Company on February 1, 2008.  However, in February 2008, the FASB released FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS No. 157 for all non-financial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 1, 2008.  The Company adopted SFAS No. 157 as of February 1, 2008, and such adoption did not have a material impact on the Company consolidated financial condition, results of operations or cash flows.

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

In May 2008, the FASB issued Statement No. 162, “The Hierachy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting  principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accounting (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for the financial statements that are presented in conformity with GAAP, SFAS 162 is effective November 15, 2008.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
October 31, 2008

2. Acquisitions

Acquisition of the Private Label Division from Innovo Group, Inc. (“Innovo Acquisition”)

On May 12, 2006, Cygne, Innovo Group Inc. (now known as Joe’s Jeans, Inc.) (“Innovo”), and Innovo Azteca Apparel, Inc., a wholly owned subsidiary of Innovo, closed the transaction contemplated by an Asset Purchase Agreement entered into on March 31, 2006, whereby Innovo sold Cygne certain assets related to its private label apparel division. In connection with the Innovo Acquisition, the Company assumed the obligations under an earn-out agreement with Paul and Hubert Guez for sales to American Eagle Outfitters (“AEO”). The Company pays to each of Paul Guez and Hubert Guez 1.25% of sales to AEO. The Company did not record any expense for the three and nine months ended October 31, 2008, but recorded an expense of $339,000 for the three months ended October 31, 2007 and $541,000 for the nine months ended October 31, 2007. The Company ceased doing business with AEO in December 2007. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations. There were no cash payments made under this agreement to Paul Guez or Hubert Guez during the nine months ended October 31, 2007.

Acquisition of the Denim Apparel Business from Diversified Apparel

On July 31, 2005, the Company purchased the denim apparel business (the “Acquired Business”) from Diversified Apparel Resources, LLC.

Goodwill and Intangible Assets Summary for both the Innovo Acquisition and the Acquired Business

In connection with the Innovo Acquisition and the acquisition of the Acquired Business, the Company recorded total goodwill of $72,877,000. In connection with the Innovo Acquisition and the acquisition of the Acquired Business, the Company also identified intangible assets which included customer relationships, trademarks and product lines, of $4,550,000.  At January 31, 2008, Cygne conducted its annual impairment assessment of the value of the goodwill and identified intangible assets that were recorded in connection with its acquisitions based on a discounted cash flow model of projected earnings. To aid Cygne, the Company retained an independent party to perform the valuation. Negative trends in sales and gross margins resulted in lower projected future earnings. The negative sales trends were the result of market conditions, the loss of two customers in 2007 which accounted for 49% of the Company’s 2007 sales, a substantial decrease in demand for its branded jeans and its non-denim private label products. The negative trends in gross margins resulted from both the loss of healthy gross margins under the Supply Agreement and lower gross margins from imports from other suppliers. At January 31, 2008, charges of approximately $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the remaining identifiable intangible assets net of accumulated amortization. Consequently, the carrying balance of goodwill at January 31, 2008 was $13,677,000. Based on the Company’s review of its business at July 31, 2008, including the loss of all of its major customers with no anticipation of generating new business from them, the Company recorded an impairment loss of goodwill of $13,677,000 for the nine months ended October 31, 2008, resulting in no remaining value for goodwill, as summarized below.

			Acquired Business
	Goodwill	Innovo Customer Relationships	Trademarks	Product Lines	Total
Carrying value at January 30, 2008	$72,877,000	$1,547,000	$949,000	$154,000	$75,527,000
Impairment loss	59,200,000	1,547,000	949,000	154,000	59,200,000
Ending balance at January 31, 2008	13,677,000	0	0	0	13,677,000
Impairment loss	13,677,000	0	0	0	13,677,000
Ending balance at October 31, 2008	$0	$0	$0	$0	$0

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
October 31, 2008

3. Marketable Securities

Marketable securities are stated at fair value as determined by quoted market price. The related unrealized holding gains and losses are excluded from operations and recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets. At October 31, 2008 and January 31, 2008, the gross gain (loss) was approximately $11,000 and ($15,000), respectively. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in other expense.

The following table summarizes the marketable securities as of October 31, 2008 and January 31, 2008:

	Beginning Fair Value	Gross Unrealized Gain/(Loss)	Gross Recorded Gain/(Loss)	Estimated Fair Value
Marketable securities, January 31, 2008	$65,000	$(40,000)	—	$25,000
Marketable securities, October 31, 2008	$25,000	$4,000	—	$29,000

4. Credit Facilities

Secured Revolving Credit Facility

On August 3, 2007, Cygne entered into a $15 million secured revolving credit facility with Comerica Bank (“credit facility”). The credit facility, which replaced Cygne’s expired Factoring Agreement with Milberg Factors, Inc., provides Cygne with a $15 million working capital line of credit. Cygne can borrow up to 80% of eligible receivables with a cap of $15 million. The credit facility terminates on August 31, 2009, although Cygne can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit facility. Borrowings bear interest at prime plus 0.25%. Prime rate at October 31, 2008 was 4.00%. The short-term borrowings under this facility were $2,142,000 at October 31, 2008. As security for Cygne’s obligations under the credit facility, Cygne granted to Comerica Bank a continuing security interest in substantially all of its assets. The Convertible Note is subordinated to borrowings from Comerica Bank. (See Note 7 for discussion of Convertible Note.)

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

In March 2008, Cygne and Comerica Bank amended the credit facility to allow the Company to borrow from Comerica Bank 15% of all letters of credit issued in Cygne’s favor with maximum borrowings of $350,000.

On May 5, 2008, Cygne and Comerica Bank amended the credit facility to allow Cygne to borrow from Comerica Bank 70% of eligible finished goods inventory located at its warehouses with maximum borrowings of $1.25 million plus 80% of eligible in-transit inventory with maximum borrowings of $1.5 million for the period May 5, 2008 through June 30, 2008. Effective July 1, 2008, the credit facility reverted back to the prior terms allowing Cygne to borrow 50% of eligible finished goods inventory located at Cygne’s warehouses with maximum borrowings of $1.25 million plus 50% of eligible in-transit inventory with maximum borrowings of $1.5 million. The amendment also allows Cygne to borrow from Comerica Bank 30% of all letters of credit issued in the Company’s favor with maximum borrowings of $750,000 for the period May 5, 2008 through June 30, 2008.

As of October 31, 2008, the Company was in default with the working capital, net worth, EBITDA and debt to net equity ratio requirements. The Company currently is not aware of any action taken by the lender against the Company to exercise its rights and remedies in connection with the Company’s covenant violations under the credit facility; however, it does not mean that the lender will not take any such action against the Company in the future. The amount owed to the lender as of December 19, 2008 was approximately $1,720,000. The Company has been attempting to collect its outstanding accounts receivable and selling existing inventory to generate additional cash to satisfy its bank debt; however, the Company has no firm commitments from customers to purchase the inventory.  Comerica Bank ceased providing any financing to the Company to allow the Company to operate and the Company has no other financing in place at this time.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
October 31, 2008

5. Inventories

Inventories consist of the following:

	(In thousands)
	October 31, 2008	January 31, 2008
Raw materials and work-in-process	$—	$519
Finished goods	84	2,330
Total	$84	$2,849

 6. Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	(In thousands)
	October 31, 2008	January 31, 2008	Estimated Useful Lives
Land in Guatemala	$258	$258
Building and building improvements in Guatemala	117	117	At salvage value
Leasehold improvements	340	336	life of lease
Equipment, furniture, and fixtures	247	230	3-7 years
	962	941
Less accumulated depreciation and amortization	353	278
	$609	$663

Depreciation and amortization expense for property, plant and equipment was approximately $37,000 and $102,000 for the three and nine months ended October 31, 2008, respectively, and $38,000 and $113,000 for the three and nine months ended October 31, 2007, respectively.

On November 10, 2008, Cygne sold its ownership interests in its Guatemalan subsidiaries and their respective assets of approximately $375,000  and outstanding liabilities of approximately $568,000, to Bernard Manuel, a former Chairman and CEO of the Company, for $10,000 resulting in a gain of approximately $175,000, which the Board believed to be in the best interests of the Company and its shareholders given the outstanding liabilities associated with the Guatemalan operations. The sale was conditioned upon Cygne’s transfer of the $10,000 to Cygne’s lender, Comerica Bank, which agreed to release its lien on the Guatemalan assets in exchange for such payment.

Impairment of Long-Lived Assets

Based on the Company’s review of its business at October 31, 2008, including the loss of all of its major customers with no anticipation of generating new business from them, the Company recorded an impairment loss of remaining goodwill of $0 and $13,677,000 for the three and nine months ended October 31, 2008, resulting in a zero value for goodwill at October  31, 2008, as summarized in Note 2.

 7. Note Payable

Note Transfer Agreement

Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif, a third party not related to the Company at the time of transfer. Effective January 31, 2007, the Company entered into an agreement with Mr. Kraif (the “Conversion Agreement”) which was approved by the Company’s stockholders on August 9, 2007, pursuant to which immediately following the stockholder approval:

●	Cygne issued 8,800,000 shares of the Company’s common stock to Mr. Kraif in payment of $22.0 million of the Note;

●
Cygne issued a convertible note in the principal amount of $15.0 million (the “Convertible Note”) that is convertible into shares of the Company’s common stock at a conversion price of $3.50 per share in payment of $15.0 million of the Note; and

●	Cygne issued to Mr. Kraif a warrant to purchase up to 4,400,000 shares of the Company’s common stock at a price of $3.00 per share (the “Warrant”).

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
October 31, 2008

7. Note Payable (continued)

The Conversion Agreement became effective on August 9, 2007. The total value of Cygne’s common stock, the Convertible Note and warrant issued to Mr. Kraif on August 9, 2007 was approximately $28.3 million. The Warrant is exercisable at any time between February 15, 2009 and January 31, 2012.

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when it had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was waived. The waiver was recorded as a reduction of interest expense in the year ended January 31, 2007.  Mr. Kraif also waived the interest payment due from February 1, 2007 through August 9, 2007, which was recorded as a reduction of interest expense for the year ended January 31, 2008.  For the three and nine months ended October 31, 2007, payment of interest of $434,000 was waived and recorded as a reduction of interest expense for the period. As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivable.

The Convertible Note bears interest at the annual rate of 4.7%. Twenty-four (24) quarterly principal payments of $625,000 were payable on the Convertible Note beginning April 30, 2008 and ending on the maturity date of January 31, 2014. Interest is due quarterly on the principal balance outstanding prior to the quarterly principal payment. Any principal outstanding on the Convertible Note will be convertible at the conversion price of $3.50 a share. The Company, at its option, may prepay the principal balance outstanding at any time with payment discount rates ranging from 24.19% if prepayment occurred before January 31, 2008 declining to 3.43% if payment occurs between February 1, 2013 and January 31, 2014. The Convertible Note is subordinated to borrowings from Comerica Bank.  In the event of default on the borrowings from Comerica Bank, Mr. Kraif has the right to accelerate principal and interest payments on the Convertible Note. At July 31 and October 31, 2008, Mr. Kraif agreed not to accelerate payment of interest or principal in the event of default.

As of January 31, 2008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due January 31, 2009, April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, April 30, 2010, July, 31, 2010, October 31, 2010, January 31, 2011, and April 30, 2011, totaling $6,250,000.  As of January 31, 2008, Diversified Apparel agreed to accept $4,738,125 in exchange for prepayment of these ten payments, which was offset against the related party receivable.  Cygne recorded the $1,512,000 prepayment gain on its Consolidated Statement of Stockholders’ Equity as a contribution to capital since the prepayment was to a related party. In addition, Mr. Serge Kraif waived all the accrued but unpaid interest for the period of August 9, 2007 through January 31, 2008 of approximately $316,000, waived all the accrued but unpaid interest for the period February 1, 2008 through April 30, 2008 of approximately $158,000,  waived all the accrued but unpaid interest for the period May 1, 2008 through July 31, 2008 of approximately $80,000 and waived all the accrued but unpaid interest for the period August 1, 2008 through October 31, 2008 of approximately $80,000. These waivers were recorded as a reduction of interest expense in the respective periods.

As of July 31, 2008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due July 31, 2011, October 31, 2011, January 31, 2012, April 30, 2012, July 31, 2012, October 31, 2012, January  31, 2013, April 30, 2013, totaling $5,000,000, and the $582,400 principal payment due on  July 31, 2013,  totaling $5,582,400. As of July 31, 2008, Diversified Apparel agreed to accept approximately $4,425,000 in exchange for prepayment of these nine principal payments, which was offset against the related party receivable. Cygne recorded the $1,156,000 prepayment gain on its Consolidated Statement of Stockholders’ Equity as a contribution to capital since the pre-payment was to a related party. The remaining principal balance of $1,293,000 on the Convertible Note matures on January 31, 2014 with all payments due in the year ended January 3, 2014.

All shares of Cygne’s common stock issued pursuant to the Conversion Agreement, upon conversion of the Convertible Note or upon exercise of the Warrant were registered for resale under the Securities Act.

Debt Discount

Based on a third party valuation, the Company determined the fair value of the $15,000,000 Convertible Note. As a result, the Company recorded a debt discount of $3,620,000 to reduce the carrying value of the $15,000,000 Convertible Note to its face value of $11,380,000. The discount will be amortized to interest expense over 6.5 years.  The debt amortization for the three and nine months ended October 31, 2008 was $3,000 and $62,000, respectively, and the amortization caused by the partial prepayment of the Convertible Note was approximately $656,000.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
October 31, 2008

7. Note Payable (continued)

Debt discount to be recorded over the remaining life of the Convertible Note is as follows.

Year Ended January 31:	($ in thousands)
2009 remainder	$2
2010	5
2011	5
2012	5
Thereafter	27

$44

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

Restricted Stock Units

On October 31, 2008, pursuant to the Directors’ Restricted Stock Option Plan, compensation amount of $5,000 was credited to each member of the Board of Directors who is not an employee; however, such amount has not been paid in cash.  For the three and nine months ended October 31, 2008, restricted stock units expense was $15,000 and $45,000, respectively.

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

9. Concentrations of Risk

For the three months ended October 31, 2008, the Company had sales to JC Penny and Rock Revolution , which accounted for  approximately 39% and 38% respectively.. For the three months ended October 31, 2007, sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 27%, 20%, 23% and 15%, respectively, of Cygne’s net sales.  For the nine months ended October 31, 2008 sales to JC Penney and Kohl’s accounted for approximately 43% and 29%, respectively, of Cygne’s net sales. For the nine months ended October 31, 2007, sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 22%, 15%, 35% and 16%, respectively, of Cygne’s net sales.  The Company no longer has any major customers.  See Note 1, “Business and Going Concern.”

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
October 31, 2008

9. Concentrations of Risk (continued)

For the three months ended October 31, 2008, the Company had sales to JC Penny and Rock Revolution , which accounted for  approximately 39% and 38% respectively. For the three months ended October 31, 2007, sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 27%, 20%, 23% and 15%, respectively, of Cygne’s net sales.  For the nine months ended October 31, 2008 sales to JC Penney and Kohl’s accounted for approximately 43% and 29%, respectively, of Cygne’s net sales. For the nine months ended October 31, 2007, sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 22%, 15%, 35% and 16%, respectively, of Cygne’s net sales.  The Company no longer has any major customers.  See Note 1, “Business and Going Concern.”

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries). The occurrence of certain of these factors in Guatemala, where Cygne owned a manufacturing facility, resulted in additional impairment or loss of the Company’s investment located in this country. The Guatemalan manufacturing facility was closed in November 2007. On November 10, 2008, Cygne sold its ownership interests in its Guatemalan subsidiaries and their respective assets of approximately $375,000 and outstanding liabilities of approximately $568,000, to Bernard Manuel, a former Chairman and CEO of the Company, for $10,000 resulting in a gain of approximately $175,000, which the Board believed to be in the best interests of the Company and its shareholders given the outstanding liabilities associated with the Guatemalan operations. The sale was conditioned upon Cygne’s transfer of the $10,000 to Cygne’s lender, Comerica Bank, which agreed to release its lien on the Guatemalan assets in exchange for such payment.

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

Under the Supply Agreement, Cygne was obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requests such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. At October 31, 2008 and 2007, outstanding advances to Diversified Apparel were zero and $2,010,000, respectively.

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

Cygne negotiated a  note agreement with the creditor company whereby the creditor company would continue to ship to Cygne the second customer’s garments with sales estimated at $2,600,000 and would invoice Cygne their costs for the garments shipped. Cygne, in turn, invoiced their customer for these garments. Cygne agreed to pay the creditor company thirty days after shipment of garments. On May 15, 2008, Cygne and the creditor company agreed that payment of $1,122,229, the amount Cygne owed the creditor company, would be made in November 2009.  The interest rate is 3.0% per annum.

Diversified Apparel agreed to reimburse Cygne for the cost of the lost fabric and the normal gross profit lost on the sales to AEO and Cygne’s second customer. For the three  and nine months ended October 31, 2008, the cost of the fabric of zero and $298,000, respectively, which is included in the Company’s cost of goods sold, and the lost gross profit of zero and $76,000, respectively, are shown on the financial statements as an increase to Due from Related Parties and an increase to paid-in capital of $374,000.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
October 31, 2008

10. Related Party Transactions (continued)

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

Restrictive Covenant Agreement: Cygne and Hubert Guez entered into a restrictive covenant agreement whereby Cygne pays Hubert Guez one percent (1%) of net sales, not including sales of denim apparel resulting from subsequent business acquisitions. The Company recorded an expense of zero and $238,000 for the three and nine months ended October 31, 2008 , respectively, and $129,000 and $353,000 for the three and nine months ended October 31, 2007, respectively. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations. There were no cash payments made under this agreement during the three months ended October 31, 2008 or 2007.

First Finish Inc., an affiliate of Hubert Guez up to June 30, 2007, operates a fabric finishing testing and development facility in California. The Company used this facility to develop and test all of its fabric finishing. The cost for services rendered to Cygne by First Finish Inc. was zero  for both the three and nine months ended October 31, 2008., compared to $10,000 and $56,000, respectively, during the three and nine months ended October 31, 2007. Payments to reduce prior amounts due to First Finish, Inc. were $28,000 and $183,000 in the three and nine months ended October 31, 2007, respectively.

In connection with the Innovo Acquisition, Cygne assumed the obligations under an earn-out agreement with Paul and Hubert Guez for sales to AEO. The Company pays to each of Paul Guez and Hubert Guez 1.25% of sales to AEO. The Company recorded an expense of zero and $133,000 for the three months ended October 31, 2008 and 2007, respectively, and zero and $674,000 for the nine months ended October 31, 2008 and October 31, 2007, respectively. Cygne ceased doing business with AEO in December 2007. All amounts expensed are included in Selling, General and Administrative expenses in the statement of operations.

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

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
October 31, 2008

10. Related Party Transactions (continued)
	(In thousands)
	October 31, 2008	January 31, 2008
Due from Related Party with the right of offset at January 31, 2008	$(6,392)	$—
Due from Diversified Apparel under the Supply Agreement	(94)	(18,004)
Due from Diversified Apparel – settlement of sourcing problem from related party in Mexico	(374)	(3,234)
Due from Diversified Apparel – finished goods not delivered	(73)	—
Due to Diversified Apparel – assumption of liability under Innovo Acquisition Agreement	—	2,500
Due from Diversified Apparel – additional advances	(132)	—
Due to Diversified Apparel – payment received	2,500	—
Due to Mr. Hubert Guez – restricted covenant	238	980
Due to Mr. Hubert Guez – earn-out agreement	—	780
Due to Mr. Paul Guez – earn-out agreement	—	450
Vacation accrual for 19 employees transferred from Diversified Apparel to Cygne on February 1, 2008	(204)
Due to Diversified Apparel – assumption of Secured Promissory Note Payable	—	1,500
Due to Diversified Apparel – assumption of vendor liabilities	100	2,477
Due to Diversified Apparel – assumption of Convertible Note Payable	4,425	6,159
All other due from a Related Party	26	—
Due to (from) Related Parties with the right of offset	$20	$(6,392)

As of October 31, 2008, the amount due to Diversified Apparel of approximately $20,000 represents the amount used to pay the Company’s miscellaneous expenses.

 The categories of related party charges are (in thousands):

		Three Months Ended		Nine Months Ended
Statement Placement See below		October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
1	Supply Agreement (net of inventory shown in Item 4	$—	$10,101	$370	$34,140
1	Distribution Agreement relating to purchase of imported products, net of inventory shown in Item 4	—	7,354	—	21,022
2	Distribution Agreement relating to distribution expense	—	623	—	1,888
2	Distribution Agreement relating to packing material expense	—	86	—	248
2	Restrictive Covenant Agreement	—	129	238	353
2	First Finish, Inc.	—	10	—	56
2	Earn-out under Innovo Acquisition Agreement	—	133	—	674
		$—	$18,436	$608	$58,381

The categories identified above are shown in the financial statement under the following captions:

Statement Placement
1	Cost of goods sold
2	Selling, general and administrative expenses

As of October 31, 2008 and January 31, 2008, the Company had no outstanding short-term purchase order commitments to Diversified Apparel, a related party.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
October 31, 2008

10. Related Party Transactions (continued)

On April 25, 2008, the Company entered into a letter agreement with Bernard Manuel, its former Chief Executive Officer, providing that, among other things, (i) he will remain an employee of the Company through January 31, 2010 as an advisor for which he will receive a salary of $12,500 per month and health benefits; and (ii) upon termination of his employment, he will receive severance in the amount of $1,200,000, payable in 12 equal quarterly installments of $100,000, with the first payment commencing on February 14, 2010.  The present value of this severance policy is shown on the Consolidated Balance Sheet as severance due to former CEO.

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

On March 21, 2008, Cygne received a letter from Weltman, Weinberg & Reis Co., LPA informing Cygne that they had been retained by China Export & Credit Corporation a/k/a Sinosure (“Sinosure”) to investigate a collection claim by Evolve International Trading (Shanghai) Co. Ltd. (“Evolve”). Evolve claims that it shipped certain goods to Cygne and that Cygne owes it $1,519,822 in unpaid invoices for those goods. Cygne is currently investigating whether it has any liability for the claimed amount and may ultimately have to pay all or a portion of the amount.

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

On July 31, 2008, 215 West 40th Street, LLC filed an action against Cygne in the Civil Court of the City of New York, County of New York, seeking a judgment of eviction and collection of approximately $26,349 in unpaid rent.  Cygne has examined the documents and believes that it is probable that it will have to pay this amount. Therefore, Cygne has included this claim at the stated amount as a liability in its financial statements.

On or about November 17, 2008, a former employee of Cygne, filed a claim with the Labor Commission of the State of California against the Company for outstanding accrued vacation pay of $7,800 and related penalties.  On or about November 24, 2008, a former employee of Cygne filed a claim with the Labor Commission of the State of California against the Company for outstanding accrued vacation pay of $7,605 and related penalties.  The Company could receive additional claims for accrued unpaid vacation pay. Additionally, Cygne currently has outstanding invoices relating to its 401(k) retirement plan totaling approximately $42,000, and could receive claims regarding them.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
October 31, 2008

12. Income Taxes

The provision for income taxes for the three months ended October 31, 2008 and 2007 was $12,000 and $577,000, respectively. The provision for 2008 was comprised of $12,000 of United States and State and local income taxes. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The provision for income tax includes the effects of the United States net operating loss carryforwards, foreign operations and the impact of goodwill being deductible for income tax purposes, but not amortized for financial reporting purposes.

The provision for 2007 was comprised of $364,000 of United States and State and local income taxes and a deferred tax provision of $434,000.  Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes.  The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income taxes for the nine months ended October 31, 2008 and 2007 was $25,000 and $1,057,000, respectively. The provision for 2008 was comprised of $25,000 of United States and State and local income taxes. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The provision for income tax includes the effects of foreign operations and the impact of goodwill being deductible for income tax purposes but not amortized for financial reporting purposes.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes ,an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Guatemalan tax authorities are examining the tax returns for the years 1998 through 2000 of the dormant subsidiary referenced above that had been granted a tax holiday, but was assessed an income tax under a different Guatemala statute. The Company protested this tax and did not pay the tax.  However, the Company has established a reserve for this contingent liability in the amount of $470,000 and has included this reserve on the balance sheet under Income Taxes Payable as of October 31, 2008 and January 31, 2008.

13. Resignation of Chairman of the Board

Effective September 23, 2008, Bernard Manuel resigned from his positions as Chairman of the Board of Directors of the Company and as a member of the Board of Directors of the Company.

14. Subsequent Events

Resignation of Member of the Board of Directors of the Company

Effective November 12, 2008, Michel Collet resigned from his position as a member of the Board of Directors of the Company.  Effective November 21, 2008, Guy Kinberg resigned from his position as a member of the Board of Directors of the Company.  Neither member’s resignation was the result of any disagreement with the Company or its management.

Cygne Designs, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
October 31, 2008

14. Subsequent Events (continued)

Change of Principal Business Address

In November, 2008, the Company changed its principal business address and telephone number to P.O. Box 210, Culver City, CA 90232, telephone number (800) 974-0797.

Sale of Guatemala

On November 10, 2008, Cygne sold its ownership interests in its Guatemalan subsidiaries and their respective assets of approximately $375,000and outstanding liabilities of approximately $568,000, to Bernard Manuel, a former Chairman and CEO of the Company, for $10,000 resulting in a gain of approximately $175,000, which the Board believed to be in the best interests of the Company and its shareholders given the outstanding liabilities associated with the Guatemalan operations. The sale was conditioned upon Cygne’s transfer of the $10,000 to Cygne’s lender, Comerica Bank, which agreed to release its lien on the Guatemalan assets in exchange for such payment.

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

Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

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

We design and manufacture private label garments for retailers through third party manufacturers. We had losses of $1,191,000 and $21,607,000 for the three and nine months ended October 31, 2008, respectively. At October 31, 2008, the Company had negative working capital of approximately $5,800,000 and stockholders’ deficiency of approximately $8,600,000. This is primarily because our Supply Agreement with our main supplier, Diversified Apparel Resources, LLC, which guaranteed us certain gross margins, was terminated in the first quarter of fiscal year 2008.  Since then we have been sourcing our products to other suppliers, but have been unable to secure reasonable gross margins from any suppliers and therefore have been unable to purchase inventory at prices which would allow us to generate profits.  We currently are not taking in new orders or acquiring new business; however, we are selling our remaining inventory and looking for new customers.  Consequently, we currently have very little cash flow to operate our business, ceased purchasing new inventories and cut our workforce to two employees,.  We currently do not have sufficient capital resources to pay past accrued liabilities and anticipate that our cash flow likely will not be sufficient to satisfy our cash requirements for the near future unless additional financing is obtained.  Although historically we had long-established relationships with our key customers, JC Penney and Kohl’s, we have lost all of our major customers due to our inability to secure reasonable gross margins from suppliers to allow us to generate profit, cash flow issues and late deliveries, and do not anticipate generating any new business from them at this time.

Additionally, we are in violation of certain financial covenants under our credit facility with our lender.  We have been attempting to collect our outstanding accounts receivable and selling existing inventory to generate additional cash to satisfy our bank debt; however, we have no firm commitments from customers to purchase the inventory.  Our lender has ceased providing any financing for us to operate and we have no other financing in place at this time. We currently are not aware of any action taken by the lender against us to exercise its rights and remedies in connection with our covenant violations under the credit facility; however, it does not mean that the lender will not take any such action against us in the future. The amount owed to the lender as of October 31, 2008 and December 18, 2008 was approximately $2,141,000 and $1,720,000, respectively.

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

We intend to address the circumstances that impact our ability to remain a going concern through pursuing financing mechanisms such as additional equity, debt financing, or a combination thereof. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on commercially reasonable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and may require us to relinquish valuable rights.  We also may have difficulty securing customer and/or supplier relationships for product in the future or creating a substantial market for our future products or may incur significant unanticipated expenses, the occurrence any one of which could prevent us from pursuing our business plan, expanding its business operations and ultimately achieving a profitable level of operation.  If we are unable to obtain financing in the amounts and on the terms acceptable to it, or successfully integrate a new operational plan, we may not continue as a going concern and will be forced to cease operations or discontinue the business.

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

Accounts Receivable, Due from Factor and Allowance for Customer Chargebacks and Trade Discounts

Through August 2, 2007, a significant portion of our accounts receivable were factored without recourse. We estimate the allowances for customer chargebacks and trade discounts to be applied against our factored trade accounts receivable considering both historical and anticipated deductions taken by customers. We terminated our Factoring Agreement on October 31, 2007. For shipments subsequent to October 31, 2007, we have assumed the credit risk for all of our trade receivables. We estimate a reserve for doubtful accounts considering delinquent customer payments and customer credit reports, as well as continuing to estimate the allowances for customer chargebacks and trade discounts to be applied against our trade accounts receivable considering both historical and anticipated deductions taken by customers. At October 31, 2008, we reserved approximately $479,000 for allowances for customer chargebacks and trade discounts and approximately $94,000 for allowances for bad debt. A change in this estimate could result in the need to record additional reserves.

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

Impairment of Long-Lived Assets and Goodwill

Long-lived assets consist of property, plant and equipment, intangible assets, and goodwill. Intangible assets are comprised of trademarks, costs to create product lines and customer relationships acquired in the Acquired Business and Innovo Acquisition. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

●	Significant underperformance relative to expected historical or projected future operating results;

●	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

●	Significant negative industry or economic trends.

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

In connection with the Innovo Acquisition and acquisition of the Acquired Business, we recorded goodwill of $72,877,000 and identified intangible assets which included customer relationships, trademarks and product lines with a carrying value of $2,650,000 at January 31, 2008.  At January 31, 2008, we conducted our annual impairment assessment of the value of the goodwill and intangible assets based on a discounted cash flow model of projected earnings.  Negative trends in sales and gross margins resulted in lower projected future earnings.  To aid us, we retained an independent third party to perform the valuation.  The negative sales trends were the result of market conditions, the loss of two customers in 2007 which accounted for 49% of our 2007 sales, a substantial decrease in demand for our branded jeans and our non-denim private label products.  The negative trends in gross margins resulted from the loss of healthy gross margins under the Supply Agreement.  Based on the results of the valuation, charges of approximately $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the value of the remaining identifiable intangible assets. Consequently, the ending carrying balance of the goodwill at January 31, 2008 was $13,677,000.  Based on the Company’s review of its business at October  31, 2008, because of the loss of all of our major customers and because we do not anticipate generating new business from them, we recorded an impairment loss of goodwill of $13,677,000 for the nine months ended October 31, 2008, resulting in no remaining value for goodwill at October 31, 2008.

Amortization of Discounts on Convertible Note

We recorded the fair value of the $15,000,000 Convertible Note issued in partial payment of the Note at a discount of $3,620,000 from its face value. Beginning August 10, 2007, this discount to the Convertible Note has been and will be amortized to interest expense over the remaining 6.5 year term of the Convertible Note.  During the year ended January 31, 2008, $2,856,000 of debt discount amortization was recorded.  The debt amortization for the three and nine months ended October 31, 2008 was $3,000 and $62,000, respectively.

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise, provided that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed.  We establish reserves for sales returns and allowances.  At October 31, 2008, we reserved approximately $479,000 for allowances for customer chargebacks and trade discounts and approximately $94,000 for allowances for bad debt. At January 31, 2008, such reserves amounted to $1,831,000 and $94,000, respectively. Should events or circumstances change, we could have to record additional accruals for increased reserves.

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

	Three Months Ended:		Nine Months Ended:
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
Net Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	(72.2)	18.4	1.2	21.0
Selling, general and administrative expenses	61.0	14.2	24.9	14.3
Depreciation and amortization	4.0	2.2	0.4	2.0
Loss on impairment of Goodwill	—	—	47.5	—
Gain on extinguishment of debt	—	(9.5)	—	(2.8)
Income (loss) before interest and income taxes	(137.2)	11.5	(71.6)	7.5
Interest (income)	(7.8)	4.9	3.6	3.9
Other (income)	(2.2)	—	(0.3)	—
Provision for income taxes	1.3	3.5	0.1	2.4
Net income (loss)	(128.5)%	3.1%	(75.0)%	1.2%

Net Sales

Net sales for the third quarter of 2008 were $927,000, a decrease of $21,978,000, or 96%, from net sales of $22,905,000 for the third quarter of 2007.

The decrease in sales for the third quarter of 2008 compared to the second quarter of 2007 of $21,978,000 was mainly attributable to the loss of all of our major customers.  Sales for third quarter 2008 are mostly to close out our inventory to several small customers. All of our brands and private label sales have been suspended, we currently do not have any material future orders and we are not developing any new apparel lines.

Net sales for the first nine months of 2008 were $28,804,000, a decrease of $48,153,000, or 63%, from net sales of $76,957,000 for the first nine months of 2007.

The decrease in sales for the first nine months of 2008 compared to the first nine months of 2007 of $48,153,000 was mainly attributable to loss of our major customers due to our inability to secure reasonable gross margins from our suppliers to allow us to generate a profit, cash flow issues and late deliveries, as described above.

For the nine months ended October 31, 2008 sales to JC Penney and Kohl’s accounted for approximately 43% and 29%, respectively, of our net sales. For the nine months ended October 31, 2007 sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 19%, 12%, 40% and 16%, respectively, of Cygne’s net sales. For the three months ended October 31, 2008, we had no sales to any customers. For the three months ended October 31, 2007, sales to JC Penney, Kohl’s, AEO and Target accounted for approximately 27%, 20%, 23% and 15%, respectively, of our net sales.

Gross Profit

The gross loss for the third quarter of 2008 was $669,000( negative 72.1% of net sales), a decrease of $4,877,000, or 116.00%, from the gross profit of $4,208,000 (18.40% of net sales) for the third quarter of 2007.  This decrease in gross profit is primarily attributable to the loss of all of our major customers and our inability to secure healthy gross margins from suppliers to allow us to generate profits. For the first half of 2007, most of our garments were made under our Supply Agreement with Diversified Apparel, a related party and our main supplier at the time, which guaranteed our gross margins. For the first half of 2008, most of our garments were made through other suppliers and the gross margins obtained from them were substantially lower than the gross margins we were given by Diversified Apparel as a result of lower initial beginning gross margins and subsequent chargebacks and discounts resulting from late deliveries.

The decrease in gross profit for the third quarter of 2008 compared to the third quarter of 2007 of $4,877,000 was the result of a decrease in sales volume for all of our main customers and minimal to the small customers at closeout prices.

The gross profit for the first nine months of 2008 was $344,000 (1.2% of net sales), a decrease of $15,854,000, or 98.0%, from the gross profit of $16,199,000 (21% of net sales) for the first nine months of 2007 due to reasons described above.

We currently have no major customers and do not have any new products to offer to customers. See discussion under “Overview” above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the third quarter of 2008 were $565,000, a decrease of $2,684,000 from $3,249,000 for the third quarter of 2007. The decrease in SG&A expenses for the third quarter of 2008 compared to the third quarter of 2007 of $2,684,000 was mainly attributable to  (a)  a decrease in distribution expenses of $703,000, (b) a decrease in non-compete fees of $266,000, (c) a decrease in  consulting services of $69,000, (d) a decrease in factoring fees of $23,000, (e) a decrease in payroll expense of $737,000,  (f) a decrease in sales commissions of $78,000, (g) a decrease in samples costs of $134,000, (h) a decrease in occupancy costs of $7,000, (i) a decrease in professional fees of $232,000 , (j) a decrease of liability insurance and directors and officers insurance expenses of $80,000,  (k) a decrease of public company expenses of $170,000,  and (l) a decrease of all other expenses of $185,000.

 Selling, general and administrative expenses for the first nine months of 2008 were $7,175,000, a decrease of $3,876,000, or 35%, from $11,051,000 for the first nine months of 2007.  The decrease in SG&A expenses for the first nine months of 2008 compared to the first nine months of 2007 of $3,876,000 was primarily attributable to (a) low sales due to the loss of all of our customers because of our inability to secure reasonable gross margins from suppliers to allow us to generate profit, (b) cash flow issues and (c) late deliveries. See discussion under “Overview” above.

Depreciation and Amortization

Depreciation on furniture, fixtures and leasehold improvements was $37,000 and $38,000, respectively, for the third quarter of 2008 and the third quarter of 2007. Amortization of intangible assets, which resulted from our acquisitions, was zero and $471,000 for the third quarter of 2008 and the third quarter of 2007, respectively. The decrease in amortization in for the third quarter of 2008 compared to the third quarter of 2007 was due to the write-off of the intangible assets resulting from the impairment test performed at January 31, 2008.
Depreciation on furniture, fixtures and leasehold improvements was $102,000 and $113,000, respectively, for the nine months of 2008 and nine months of 2007. Amortization of intangible assets, which resulted from our acquisitions, was zero and $1,415,000 for the nine months of 2008 and the nine months of 2007, respectively. The decrease in amortization in for the first nine months of 2008 compared to the first nine months of 2007 was due to the write-off of the intangible assets resulting from the impairment test performed at January 31, 2008.

Loss on Impairment of Goodwill and Intangible Assets

In connection with the Innovo Acquisition and the acquisition of the Acquired Business, we recorded goodwill of $72,877,000 and identified intangible assets which included customer relationships, trademarks and product lines, with a carrying value of $2,650,000 at January 31, 2008. At January 31, 2008, we conducted our annual impairment assessment of the value of the goodwill and identified intangible assets based on a discounted cash flow model of projected earnings. To aid us, we retained an independent party to perform the valuation. Negative trends in sales and gross margins resulted in lower projected future earnings. The negative sales trends were the result of market conditions, the loss of two customers in 2007 which accounted for 49% of our 2007 sales, a substantial decrease in demand for our branded jeans and our non-denim private label products. The negative trends in gross margins resulted from the loss of healthy gross margins under the Supply Agreement with Diversified Apparel and our inability to secure healthy gross margins with other suppliers which would allow us to generate profit. Based on the Company’s annual assessment at January 31, 2008, an impairment of identifiable intangibles and goodwill of $61,850,000 was recorded on the Consolidated Statement of Operations, of which charges of $59,200,000 were recorded for the impairment of goodwill and charges of $2,650,000 were recorded to reflect the impairment of the value of all of the remaining identifiable intangible assets.  Consequently, the ending carrying balance of the goodwill at January 31, 2008 was $13,677,000.

Based on our review of our business at October 31, 2008, including the loss of all of our major customers, we recorded an impairment loss of goodwill of $13,677,000 for the nine months ended October 31, 2008, reducing the value of goodwill to zero.

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

Interest Expense

Interest income for the third  quarter of 2008 was approximately $92,000 as compared to interest expense  $1,132,000 for the third quarter of 2007. Interest income for the third quarter of 2008 included credits on the Comerica Bank credit facility of approximately $122,000, amortization of the discount on the Convertible Note of approximately $4,000 and amortization of deferred financing costs of approximately $25,000. Interest expense for the third quarter of 2007 was approximately $1,132,000 included interest paid to factor of $25,000, interest on the borrowings from Comerica Bank of $242,000, interest on the Convertible Note of $160,000, amortization of the discount on the subordinated promissory note issued by us in connection with the Acquired Business (the “Note”) of $66,000, amortization of the discount on the Convertible Note of $624,000 and amortization of deferred financing costs of $25,000. Interest expense for the third quarter of 2007 was offset by interest income of $10,000.

Interest expense for the nine months ended October 31, 2008 was approximately $1,117,000 as compared to $3,036,000 for the nine months ended October 31, 2007. Interest expense for the nine months ended October 31, 2008 included, interest on the borrowings from Comerica Bank of $363,000, amortization of the discount on the Note of $720,000, amortization of the discount on the Convertible Note of $691,000. Interest expense for the nine months ended October 31, 2007 was approximately $3,036,000 Interest expense for the nine months ended October 31, 2007 included interest paid to factor of $499,000 on its advances to us, interest on the borrowings from Comerica Bank of $242,000, amortization of the discount on the Note of $1,496,000, amortization of the discount on the Convertible Note of $624,000, interest on the Convertible Note of $160,000 and amortization of deferred financing costs of $25,000. Interest expense for the nine months ended October 31, 2007 was offset by interest income of $10,000. The Note holder waived payment of the interest on the Note of approximately $955,000 for the nine months ended October 31, 2007.

Provision for Income Taxes

The provision for income taxes for the three months ended October 31, 2008 and 2007 was $12,000 and $797,000, respectively. The provision for 2008 was comprised of $12,000 of United States and State and local income taxes. The provision for income tax includes the effects of foreign operations and the impact of goodwill being deductible for income tax purposes but not amortized for financial reporting purposes.

The provision for 2007 was comprised of $364,000 of United States and State and local income taxes and a deferred tax provision of $434,000.  Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes.  The deferred tax provision provides for the tax on the goodwill when the goodwill is extinguished. The provision for income taxes for the nine months ended October 31, 2008 and 2007 was $25,000 and $1,057,000, respectively. The provision for 2008 was comprised of $25,000 of United States and State and local income taxes. Goodwill is deductible for income tax purposes but it is not amortized for financial reporting purposes. The provision for income tax includes the effects of foreign operations and the impact of goodwill being deductible for income tax purposes but not amortized for financial reporting purposes.

Liquidity and Capital Resources

           Net cash provided by operating activities for the nine months ended October 31, 2008 was $7,554,000. The components of cash provided by operating activities totaling $6,798,000 are (i) a net loss of $21,607,000; depreciation of $102,000; loss on impairment of goodwill of $13,677,000; non-cash stock compensation of $273,000; issuance of restricted stock units to our directors valued at $45,000; non-cash interest consisting of amortization of debt discount of $720,000; amortization of deferred financing costs of $76,000; loss on Mexican inventory of $298,000; and an increase in allowance for customer chargebacks and trade discounts of $1,352,000; loss of disposal of fixed assets $20,000 (ii) a decrease in income taxes payable of $26,000, as the tax payments were less than anticipated for the three months ended October  31, 2008; and (iii) a decrease in accounts payable of $1,728,000, consisting of a payment to a vendor of $2,500,000, partially offset by an increase in professional fees and other expenses payable of $772,000. The cash used in operating activities was offset by cash provided by operating activities for the nine months ended October 31, 2008 of $14,352,000. The components of cash provided are (a) a decrease in amounts due from a related party of $2,261,000; (b) an increase in accrued expenses of $75,000 payroll accruals; (c) a decrease in prepaid and other receivables of $382,000; (d) a one-time severance expense of $1,008,000 for Bernard Manuel; (e) a decrease in trade receivables of $8,159,000, (f) a decrease in inventories of $2,467,000 due to lower sales orders of products  delivered in the third quarter

Net cash used in operating activities for the nine months ended October 31, 2007 was $4,857,000. The components of cash used in operating activities totaling $20,277,000 are (i) an increase in trade receivables of $12,044,000, which reflects the replacement of the factoring agreement with the Comerica Bank credit facility, where we retained ownership of, and responsibility for, collecting, receivables, (ii) an increase in inventories of $5,933,000, which reflects the change in inventory due to the modification of our Supply and Distribution agreements with a related party as described above, (iii) an increase in prepaid expenses and deposits of $255,000, which reflects prepaid professional fees in connection with the  Comerica Bank agreement and higher prepaid insurance expense, (iv) a decrease in accounts payable of $1,887,000 due to an increase in third party vendor payments, and (v) an increase in amounts due from related parties of $158,000 representing increases in advances under the Supply and Distribution Agreements. The cash used in operating activities was offset by cash provided of $15,420,000. The components of cash provided are (a) income of $4,142,000, which consists of the net income of $916,000, depreciation of $113,000, amortization of intangible assets of $1,415,000, amortization of debt discount of $2,120,000, an increase in allowance for customer chargebacks and trade discounts of $328,000, an increase in deferred taxes of $1,302,000, non-cash stock compensation of $109,000 and amortization of deferred financing costs of $25,000, partially offset by a gain on extinguishment of debt of $2,186,000, (b) a decrease in due from factor of $10,726,000, as our factoring agreement was cancelled and replaced by the Comerica Bank credit facility, (c) an increase in income taxes payable of $298,000, as the provision for taxes was greater than the tax payments for the nine months ended October 31, 2007, and (d) an increase in accrued expenses of $254,000 mainly due to an increase in accrued interest.

Cash used in investing activities in the nine months ended October 31, 2008 of $68,000 consisted of expenditures incurred in connection with the purchase of equipment. Cash used in investing activities in the nine months ended October 31, 2007 of $1,063,000 consisted of expenditures incurred in connection with the purchase of computers for $36,000 and leasehold improvements of $27,000 and an increase in restricted cash of $1,000,000 as a deposit against our $2 million standby letter of credit.

Cash used in financing activities in the nine months ended October 31, 2008 of $7,614,000 consisted of proceeds from the short-term borrowings of $30,578,000, offset by repayment of short-term borrowings of $38,230,000.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that we will realize our assets and discharge our liabilities in the ordinary course of business. However, we had losses of $1,191,000 and $21,607,000 for the three and nine months ended October 31, 2008, respectively. At October 31, 2008, the Company had negative working capital of approximately $5,800,000 and stockholders deficiency of approximately $8,600,000.

Our Supply Agreement with our main supplier, Diversified Apparel Resources, LLC, which provided us with certain profitable gross margins, was terminated in the first quarter of fiscal year 2008.  Since then we have been sourcing its products to other suppliers, but have been unable to secure healthy gross margins from any suppliers and therefore have been unable to purchase inventory at prices which would allow us to generate profits.  We are no longer doing business with our major customers and are working with small customers to sell our inventory. Consequently, we currently have no cash flow to operate our business, have not developed any new apparel lines, ceased purchasing new inventories and cut our workforce to two employees (the President and CEO of the Company and the Chief Financial Officer, Secretary and Treasurer of the Company).  We currently do not have sufficient capital resources to pay past accrued liabilities and anticipate that our cash flow likely will not be sufficient to satisfy our cash requirements for the near future unless additional financing is obtained.

Additionally, we are in violation of certain financial covenants under our credit facility with its lender.  We have been attempting to collect its outstanding accounts receivable and selling existing inventory to generate additional cash to satisfy its bank debt; however, the Company has no firm commitments from customers to purchase the inventory.  Our lender has ceased providing any financing to us to allow us to operate and we have no other financing in place at this time. We currently are not aware of any action taken by the lender against us to exercise its rights and remedies in connection with our covenant violations under the credit facility; however, it does not mean that the lender will not take any such action against us in the future. The amount owed to the lender as of December 18, 2008 was approximately $1,720,000.

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

Note Transfer Agreement

Effective November 1, 2006, Diversified Apparel transferred the Note to Mr. Serge Kraif, a third party not related to us at the time of transfer. Effective January 31, 2007, we entered into an agreement with Mr. Kraif (the “Conversion Agreement”) which our stockholders approved on August 9, 2007, pursuant to which immediately following the stockholder approval:

●	we issued 8,800,000 shares of our common stock to Mr. Kraif in payment of $22.0 million of the Note;

●
we issued a convertible note in the principal amount of $15.0 million (the “Convertible Note”) that is convertible into shares of our common stock at a conversion price of $3.50 per share in payment of $15.0 million of the Note; and

●	we issued to Mr. Kraif a warrant to purchase up to 4,400,000 shares of our common stock at a price of $3.00 per share (the “Warrant”).

The Conversion Agreement became effective on August 9, 2007. The total value of our common stock, the Convertible Note and warrant issued to Mr. Kraif was approximately $28.3 million. The Warrant is exercisable at any time between February 15, 2009 and January 31, 2012.

In addition, effective January 31, 2007, Mr. Kraif agreed that (i) the $1.5 million principal payment on the Note originally due on January 31, 2007 would be postponed and paid by Cygne from time to time when Cygne had available funds and (ii) all accrued but unpaid interest at January 31, 2007 was waived. The waiver was recorded as a reduction of interest expense in the year ended January 31, 2007.  Mr. Kraif also waived the interest payment due from February 1, 2007 through August 9, 2007, which was recorded as a reduction of interest expense for the year ended January 31, 2008.  For the three and six months ended July 31, 2007, payment of interest of $434,000 was waived and recorded as a reduction of interest expense for the period. As of October 31, 2007, Mr. Serge Kraif assigned to Diversified Apparel the $1.5 million principal payment on the Note originally due on January 31, 2007. This payment was offset against related party receivable.

The Convertible Note bears interest at the annual rate of 4.7%. Twenty-four (24) quarterly principal payments of $625,000 were payable on the Convertible Note beginning April 30, 2008 and ending on the maturity date of January 31, 2014. Interest is due quarterly on the principal balance outstanding prior to the quarterly principal payment. Any principal outstanding on the Convertible Note will be convertible at the conversion price of $3.50 a share. The Company, at its option, may prepay the principal balance outstanding at any time with payment discount rates ranging from 24.19% if prepayment occurred before January 31, 2008 declining to 3.43% if payment occurs between February 1, 2013 and January 31, 2014. The Convertible Note is subordinated to borrowings from Comerica Bank.  In the event of default on the borrowings from Comerica Bank, Mr. Kraif has the right to accelerate principal and interest payments on the Convertible Note. At October 31, 2008, Mr. Kraif agreed not to accelerate payment of interest or principal in the event of default.

As of January 31, 2008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due January 31, 2009, April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, April 30, 2010, July, 31, 2010, October 31, 2010, January 31, 2011, and April 30, 2011, totaling $6,250,000.  As of January 31, 2008, Diversified Apparel agreed to accept $4,738,125 in exchange for prepayment of these ten payments, which was offset against the related party receivable.  Cygne recorded the $1,512,000 prepayment gain on its Consolidated Statement of Stockholders’ Equity as a contribution to capital since the prepayment was to a related party. In addition, Mr. Serge Kraif waived all the accrued but unpaid interest for the period of August 9, 2007 through January 31, 2008 of approximately $316,000, waived all the accrued but unpaid interest for the period February 1, 2008 through July 31, 2008 of approximately $158,000, waived all the accrued but unpaid interest for the period May 1, 2008 through June 30, 2008 of approximately $80,000 and waived all the accrued but unpaid interest for the period August 1, 2008 through October 31, 2008 of approximately $80,000.. These waivers were recorded as a reduction of interest expense in the respective periods.

As of July 31, 2008, Mr. Serge Kraif assigned to Diversified Apparel the $625,000 principal payments on the Convertible Note due July 31, 2011, October 31, 2011, January 31, 2012, April 30, 2012, July 31, 2012, October 31, 2012, January  31, 2013, April 30, 2013, totaling $5,000,000, and the $582,400 principal payment due on  July 31, 2013,  totaling $5,582,400. As of July 31, 2008, Diversified Apparel agreed to accept approximately $4,425,000 in exchange for prepayment of these nine principal payments, which was offset against the related party receivable. Cygne recorded the $1,156,000 prepayment gain on its Consolidated Statement of Stockholders’ Equity as a contribution to capital since the pre-payment was to a related party. The remaining principal balance of $1,293,000 on the Convertible Note matures on January 31, 2014 with all payments due in the year ended January 3, 2014.

Secured Revolving Credit Facility

On August 3, 2007, we entered into a $15 million secured revolving credit facility with Comerica Bank. The credit facility, which replaced our expired Factoring Agreement with Milberg Factors, Inc. (“Milberg”), provides us with a $15 million working capital line of credit, as well as a $2 million stand-by letter of credit in favor of one of our suppliers. We can borrow up to 80% of eligible receivables with a cap of $15 million. The credit facility terminates on August 31, 2009, although we can terminate it at any time upon 60 days notice and Comerica can terminate at any time upon a default under the credit agreement. Borrowings bear interest at prime plus 0.25%. Prime rate at October 31, 2008 was 4.%.  The short-term borrowings under this facility were $2,141,000 at October 31, 2008. As security for our obligations under the credit facility, we granted to Comerica Bank a continuing security interest in substantially all of its property. The Convertible Note is subordinated to borrowings from Comerica Bank.

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

As of October 31, 2008, the Company was in default with the working capital, net worth, EBITDA and debt to net equity ratio requirements. The Company currently is not aware of any action taken by the lender against the Company to exercise its rights and remedies in connection with the Company’s covenant violations under the credit facility; however, it does not mean that the lender will not take any such action against the Company in the future. The amount owed to the lender as of December 18, 2008 was approximately $1,720,000.  The Company has been attempting to collect its outstanding accounts receivable and selling existing inventory to generate additional cash to satisfy its bank debt; however, the Company has no firm commitments from customers to purchase the inventory.  Comerica Bank has ceased providing financing to us to allow us to operate and we have no other financing in place at this time other than some funds provided by related parties.

Supply Agreement

On December 18, 2007, a creditor company of AZT, a related party to us and the Mexican contractor for our vendor, Diversified Apparel, which is also a related party, obtained a court decree against AZT which allowed this creditor company to obtain possession of all of our fabric, trim, work-in-process and finished goods located at the AZT manufacturing facility in Mexico.

We negotiated a note  agreement with the creditor company whereby the creditor company would continue to ship to us the second customer’s garments with sales estimated at $2,600,000 and would invoice us his costs for the garments shipped. We, in turn, invoiced our customer for these garments. We agreed to pay the creditor company thirty days after shipment of garments. On May 15, 2008, we and the creditor company agreed that Cygne would make payment of $1,122,229, the amount Cygne owes the creditor company, in November 2009.  The interest rate is 3.0% per annum.

Diversified Apparel agreed to reimburse us through our due from related party account for the cost of the lost fabric and the normal gross profit lost on the sales to AEO and Target which are  no longer customers.

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

Under the Supply Agreement, we were obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases. At October 31, 2008 and 2007, outstanding advances to Diversified Apparel were zero and $$3,043,000, respectively.

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

On July 31, 2007, we purchased from Diversified Apparel the entire finished stock inventory located in the warehouse located in Commerce, California which was not included in the contractual month-end inventory purchases. We were invoiced by Diversified Apparel for all finished garment inventory on the date that the finished garments are delivered to the warehouse. Effective December 5, 2007, we notified Diversified Apparel that all of our purchase orders to Diversified Apparel for other vendors would be cancelled and replaced by our purchase orders made directly with the other vendors.

Under the Distribution Agreement, prior to December 5, 2007, we were obligated to advance to Diversified Apparel up to 50% of the amount of purchase orders outstanding, if Diversified Apparel requested such advance in writing. The repayment terms for the outstanding advances were to deduct the advances from the payments made in connection with future inventory purchases.

At October 31, 2008 and October 31, 2007, we had outstanding short-term purchase order commitments to Diversified Apparel, a related party, for approximately zero and $6,498,000, respectively. In addition, at October 31, 2008 and January 31, 2008, we had outstanding short-term purchase order commitments to non-related third parties of approximately zero and $23,668,000, respectively.

Effect of New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement became effective for the Company on February 1, 2008.  However, in February 2008, the FASB released FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS No. 157 for all non-financial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 1, 2008.  The Company adopted SFAS No. 157 as of February 1, 2008, and such adoption did not have a material impact on the Company consolidated financial condition, results of operations or cash flows.

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

In May 2008, the FASB issued Statement No. 162, “The Hierachy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting  principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accounting (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for the financial statements that are presented in conformity with GAAP, SFAS 162 is effective November 15, 2008.

Inflation

The Company does not believe that the relatively moderate rates of inflation which have been experienced in the United States, where it competes, have had a significant effect on its net sales or profitability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. We are subject to changes in the prime rate based on the Federal Reserve Board actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future. For the nine months 2008, bank loans peaked at $15,000,000 and the average amount of bank loans were $6,811,000. An increase of 1% in the interest rate would have increased our interest expense for factor advances and bank loans by approximately $51,000 in the first nine months of 2008.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of the nine months ended October 31, 2008.

Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of October 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that results in a more than remote possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

iii.	Implement policies to ensure the accuracy of accounting calculations supporting the amounts reflected in our financial statements

The material weakness will not be considered remediated until the applicable remedial procedures operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.  Due to our current state of operations, we believe that our internal controls likely have materially weakened.

Changes in Internal Control over Financial Reporting

During the nine months ended October 31, 2008, we have lost or let go of all of employees except for two employees, our President and CEO and our CFO, Treasurer and Secretary, which likely have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

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

On March 21, 2008, we received a letter from Weltman, Weinberg & Reis Co., LPA informing us that they had been retained by China Export & Credit Corporation aka Sinosure (“Sinosure”) to investigate a collection claim by Evolve International Trading (Shanghai) Co. Ltd. (“Evolve”). Evolve claims that it shipped certain goods to us and that we owe Evolve $1,519,822 in unpaid invoices for those goods.  We are currently investigating whether we have any liability for the claimed amount and may ultimately have to pay all or a portion of the amount.

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

On June 3, 2008, we received another summons and complaint on behalf of M.Y. M.Y. claims that it sold and delivered certain goods to Diversified Apparel and our company. In the complaint, M.Y. claims that we and Diversified Apparel are responsible for the $35,478.86 in unpaid invoices for those goods.  We have examined the documents and believe that it is probable that we will have to pay this amount. Therefore, we have included this claim at the stated amount as a liability in our financial statements.

On July 29, 2008, Jean Genie Studio, Inc. filed a small claims action against us in Los Angeles Superior Court claiming that we owe it $2,730 in unpaid invoices for services rendered. We have examined the documents and believe that it is probable that we will have to pay this amount. Therefore, we have included this claim at the stated amount as a liability in our financial statements.

On July 31, 2008, 215 West 40th Street, LLC filed an action against us in the Civil Court of the City of New York, County of New York, seeking a judgment of eviction and collection of approximately $26,349 in unpaid rent.  We have examined the documents and believe that it is probable that we will have to pay this amount. Therefore, we have included this claim at the stated amount as a liability in our financial statements.

On or about November 17, 2008, a former employee of Cygne filed a claim with the Labor Commission of the State of California against the Company for outstanding accrued vacation pay of $7,800 and related penalties.  On or about November 24, 2008, a former employee of Cygne filed a claim with the Labor Commission of the State of California against the Company for outstanding accrued vacation pay of $7,605 and related penalties.  The Company could receive additional claims for accrued unpaid vacation pay.  Additionally, Cygne currently has outstanding invoices relating to its 401(k) retirement plan totaling approximately $42,000, and could receive claims regarding them.

Item 1A.	Risk Factors

Readers should carefully consider the following risk factors and the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended January 31, 2008.  Investing in the Company’s common stock involves a high degree of risk. Any of the following risks and those disclosed in the Company’s Form 10-K for the fiscal year ended January 31, 2008 could adversely affect the Company’s business, financial condition and results of operations and could result in a complete loss of investment.  No assurances can be given that the risks and uncertainties described below and in the Company’s Form 10-K for the fiscal year ended January 31, 2008 are the only risks and uncertainties that the Company faces.

The Company currently has limited cash to continue and expand its business.

The Company has limited financial resources and will have to raise additional funds to continue and expand its business.  There can be no certainty that market conditions will enable the Company to raise the funds required. The Company no longer has any major customers and management is exploring alternative means for continuing its business operations. The Company may be required to raise capital from the sale of its securities to provide the funds necessary to continue or expand its business and the Company does not presently have any firm commitments to provide such capital. Any additional equity financing will likely be dilutive to existing shareholders. If the Company is not able to raise the capital necessary to continue or expand its business, the Company’s efforts to stimulate its growth will be severely curtailed and such inability to raise funds and general revenue will have an adverse effect on the Company’s revenue growth and will likely cause the Company to go out of business. Additionally, there can be no assurance that any business plan or combination will be successful or will generate revenues for the Company or that the Company will be able to create a substantial market for its future products.

The Company’s weak financial condition has raised, and will likely continue to raise, substantial doubt regarding its ability to continue as a going concern.  The Company has experienced historical losses and may have to cease operations if it does not generate meaningful revenue and achieve profitability, and investors may lose their investment.

The Company has incurred substantial operating and net losses, as well as negative operating cash flow.  At October 31, 2008, the Company had negative working capital of approximately $5,800,000 and stockholders deficiency of $8,600,000. For the fiscal year ended January 31, 2008, the Company reported net losses of $63,860,000. For the three and the nine months ended October 31, 2008, the Company reported net losses of $1,191,000 and $21,607,000, respectively. The Company currently has no customers, has no financing and its operating results for future operations will include significant expenses for which the Company may not have offsetting revenues or available capital.  As a result, the Company may never generate meaningful revenue and/or achieve profitability in the future.

Based upon the Company’s financial position, its independent auditors in their audit report on financial statements as of January 31, 2008 have expressed substantial doubt as to the Company’s ability to continue as a going concern.  The Company is in need of substantial additional investment capital to fund its operating needs.  The Company no longer has any major customers and is exploring means to continue its business.

The Company does not currently have any arrangements for financing and can provide no assurance it will be able to find such financing.  If the Company does not generate sufficient revenues or raise additional capital as necessary, it could be forced to cease operations and investors may lose their entire investment. Furthermore, there is no assurance that the Company will not incur further debt in the future, that it will have sufficient funds to repay its future indebtedness or that it will not default on its future debts, thereby jeopardizing its business viability.

 The Company’s business is capital intensive and additional financing may not be available; as such, especially in light of the Company’s historical losses, the Company may have to cease operations and investors may lose their investment.

The Company’s operations are capital intensive and due to limited revenues, lack of working capital and the inability to secure healthy gross margins from suppliers after Fall 2007, the Company has not generated sufficient revenues to pay its operating expenses and fund its operations.  The Company presently does not have sufficient capital to satisfy its expenditures and has limited revenues from its remaining accounts receivable, all of which is pledged to its lender.  The Company has engaged in numerous financial activities over the past few years but has been unable to utilize the funds raised to achieve positive financial results.  Failure to achieve additional funding and/or enter into a strategic alliance strategic alliance with a well-funded partner could limit the Company’s growth, limit its likelihood of profitability and worsen its financial condition, which may correspondingly decrease the market price of its common stock, or cause the Company to cease operations altogether.

The Company may issue additional shares of common stock, which would dilute the value of the common stock held by its current shareholders.

The Company may be required to issue additional shares of its common stock to acquire further capital in order to continue operating. The issuance of any such shares may result in a reduction of the book value or market price of our outstanding common shares.  If the Company does not issue any additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change of control of the Company.

There is no active public market for the Company’s common stock.  Because the Company’s stock has been delisted from the NASDAQ stock exchange, currently trades below $1.00 per share and is quoted on the “pink sheets”, the Company’s stock is considered a “penny stock,” which can adversely affect its liquidity.

The Company’s common stock is thinly traded and lacks liquidity.  The Company’s common stock was delisted from the NASDAQ stock exchange effective August 17, 2008 and is currently quoted on the “pink sheets.” Thus, there is no currently no established trading market for its common stock, and there can be no assurance that any such market will ever develop or be maintained.  Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company’s common stock in any market that may develop. Also, as the trading price of the Company’s common stock is less than $1.00 per share, its common stock is considered a “penny stock,” and the ownership of penny stock is generally considered to subject the owner to greater risks than the ownership of common stock as a whole due, among other things, to the smaller trading volume in such stocks and to the substantial impact upon the stock’s overall value which results from small stock price variations. Trading in the Company’s common stock is also subject to certain disclosure rules and rules requiring broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors to satisfy special sales practice requirements. Broker/dealers may be discouraged from effecting transactions in the Company’s shares of common stock because they are considered penny stock and subject to penny stock rules. In addition to the applicability of these rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Failure to successfully defend or settle litigation would result in liability that could have a material adverse effect on the Company’s results of operations, financial condition and cash flows, or, in certain circumstances, even cause the Company to become insolvent.

As discussed in this report, the Company is involved in various legal proceedings that are incidental to the conduct of its business, which it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or cash flows. Given the current state of the Company’s business operations, the Company anticipates that it will be involved in additional legal proceedings for collection of outstanding liabilities. In addition, some former employees of the Company have filed complaints seeking unpaid vacation wages and additional claims could be filed. The Company also has outstanding liabilities under its 401(k) plan, which could lead to additional claims.  The Company has little funds to defend or settle its claims and its failure to successfully do so could have a material adverse effect on its results of operations, financial condition and cash flows or, in certain circumstances, even cause the Company to become insolvent.

Item 5.	Other Information

Resignation of Chairman of the Board

 Effective September 23, 2008, Bernard Manuel resigned from his positions as Chairman of the Board of the Company and as a member of its Board of Directors.

Resignation of Members of the Board of Directors of the Company

Effective November 12, 2008, Michel Collet resigned from his position as a member of the Board of Directors of the Company. Effective November 21, 2008, Guy Kinberg resigned from his position as a member of the Board of Directors of the Company.

Change of Principal Business Address

In November, 2008, the Company changed its principal business address and telephone number to P.O. Box 210, Culver City, CA 90232, telephone number (800) 974-0797.

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

Item 6.	Exhibits and Reports on Form 8-K

a.      Exhibits

10.1	Purchase and Sale Agreement dated November 10, 2008 by and between Cygne Designs, Inc. and Bernard Manuel
31.1	Certificate of Principal Executive Officer
31.2	Certificate of Principal Financial Officer
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission.

b.      Reports on Form 8-K

Date	Item	Event
September 19, 2008	2.02, 9.01	2.02: Announcement of financial results for the three months ended July 31, 2008. 9:01: Copy of press release.
October 8, 2008	5.02, 9.01	5.02: Effective September 23, 2008, Bernard Manuel resigned from his positions as Chairman of the Board and member of the Board of Directors of the Company. 9:01: Copy of press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 22, 2008	By:	/s/ Samuel J. Furrow, Jr.
Samuel J. Furrow, Jr., President and Chief Executive Officer

December 22, 2008	By:	/s/ Nomaan Yousef
Nomaan Yousef, Chief Financial Officer, Treasurer and Secretary